Form 10-Q
period 2009-06-30
Vystar Corp
filed 2009-08-14
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 000-53754

VYSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3235 Satellite Blvd.
Building 400, Suite 290
Duluth, GA 30096
(Address of Principal Executive Offices, Zip Code)

(770) 965-0383
(Registrant's telephone number including area code)

(Former Name or Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐    NO   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES   ☐     NO   ☒

As of August 14, 2009, there were 12,656,274 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended June 30, 2009

Index

Part I. Financial Information

Item 1.	Financial Statements	3
	Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3
	Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from February 2, 2000 (Inception) to June 30, 2009 (unaudited)	4
	Statements of Stockholders’ Equity for the Six Months Ended June 30, 2009 and for the Period from February 2, 2000 (Inception) to June 30, 2009 (unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from February 2, 2000 (Inception) to June 30, 2009 (unaudited)	7
	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Part I.       FINANCIAL INFORMATION

ITEM 1.               Financial Statements

VYSTAR CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,344,735	$956,655
Investments	-	750,000
Note receivable due from related party, net of allowance for uncollectible amount
of $90,205 and $120,205 at June 30, 2009 and December 31, 2008, respectively	77,744	60,000
Inventory	52,592	-
Prepaid expenses	36,333	44,938
Deposits	20,064	-
Other	12,004	1,217
TOTAL CURRENT ASSETS	1,543,472	1,812,810

PROPERTY AND EQUIPMENT, NET	11,875	15,307

OTHER ASSETS
Note receivable due from related party, net of current portion shown above	-	17,744
Patents and trademarks, net	101,622	83,570
Other	5,887	5,887

TOTAL ASSETS	$1,662,856	$1,935,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$105,254	$74,498
Accounts payable - related party	36,453	36,453
Accrued expenses	153,586	129,155
TOTAL CURRENT LIABILITIES	295,293	240,106

LONG-TERM LIABILITIES	10,259	12,574

TOTAL LIABILITIES	305,552	252,680

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized;
12,656,274 and 11,951,774 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	1,266	1,195
Additional paid-in capital	11,192,693	10,466,302
Deferred compensation	-	(18,384)
Stock subscription receivable	(1,000)	-
Deficit accumulated during development stage	(9,835,655)	(8,766,475)
TOTAL STOCKHOLDERS' EQUITY	1,357,304	1,682,638

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,662,856	$1,935,318

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
					Period From February 2,
	Three Months Ended		Six Months Ended		2000 (Inception) To
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

NET SALES	$-	$-	$2,530	$-	$2,757

COST AND EXPENSE
Research and development	45,956	63,561	128,093	290,615	2,246,839
General and administrative	516,769	934,802	983,133	3,293,226	7,538,935
	562,726	998,363	1,111,226	3,583,841	9,785,774

LOSS FROM OPERATIONS	(562,726)	(998,363)	(1,108,696)	(3,583,841)	(9,783,017)

OTHER INCOME (EXPENSE)
Interest income	2,613	2,839	10,236	6,297	53,582
Recovery (provision) for note receivable from
related party	-	-	30,000	-	(90,205)
Loss on disposal of assets	-	-	-	-	(13,400)
Interest expense	(701)	-	(720)	-	(2,562)
Other expense	-	(54)	-	(54)	(54)

NET LOSS	$(560,814)	$(995,578)	$(1,069,180)	$(3,577,598)	$(9,835,656)

Basic and Diluted Loss per Share	$(0.05)	$(0.09)	$(0.09)	$(0.31)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	12,376,829	10,854,300	12,165,791	11,422,106

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Deficit Accumulated During Development Stage	Total
Beginning Balance, 2/2/00 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued to founder of Vystar LLC	2,500,000	250	(250)	-	-	-	-
Net loss	-	-	25,311	-	-	(25,311)	-
Ending Balance, 12/31/00	2,500,000	250	25,061	-	-	(25,311)	-

Net loss	-	-	4,808	-	-	(4,808)	-
Ending Balance, 12/31/01	2,500,000	250	29,869	-	-	(30,119)	-

Net loss	-	-	4,275	-	-	(4,275)	-
Ending Balance, 12/31/02	2,500,000	250	34,144	-	-	(34,394)	-

Common stock cancelled at merger of Vystar LLC	(2,500,000)	(250)	250	-	-	-	-
Common stock issued to founders of Vystar Corporation	2,825,000	283	3,817	(4,100)	-	-	-
Net loss	-	-	-	-	-	-	-
Ending Balance, 12/31/03	2,825,000	283	38,211	(4,100)	-	(34,394)	-

Additional founders' shares of common stock issued	8,475,000	847	(847)	4,100	-	-	4,100
Common stock issued in private placement memorandum at $1.00/share during 2004, net of issuance costs of $74,833	692,000	69	617,098	(10,000)	-	-	607,167
Share-based compensation to employees vested during 2004	-	-	5,868	-	-	-	5,868
Net loss	-	-	-	-	-	(500,154)	(500,154)
Ending Balance, 12/31/04	11,992,000	1,199	660,330	(10,000)	-	(534,548)	116,981

Common stock issued in private placement memorandum at $1.00/share during Jan 2005, net of issuance costs of $3,900	78,000	8	74,092	10,000	-	-	84,100
Common stock issued in private placement memorandum at $1.50/share during 2005, net of issuance costs of $71,806 cash and $9,451 non-cash	795,674	80	1,112,173	-	-	-	1,112,253
Share-based compensation to employees vested during 2005	-	-	32,760	-	-	-	32,760
Share-based payments for services vested during 2005	-	-	50,232	-	-	-	50,232
Net loss	-	-	-	-	-	(1,265,923)	(1,265,923)
Ending Balance, 12/31/05	12,865,674	1,287	1,929,587	-	-	(1,800,471)	130,403

Common stock issued with warrants in private placement memorandum at $1.50/share during 2006, net of issuance costs of $82,643 cash and $8,404 non-cash	823,131	82	1,143,569	-	-	-	1,143,651
Common stock issued for exercise of warrants	19,000	2	9,498	-	-	-	9,500
Common stock issued for services rendered during June, 2006, valued at $1.00/share	7,500	1	7,499	-	-	-	7,500
Common stock issued for services rendered during September, 2006, valued at $1.00/share	2,500	-	2,500	-	-	-	2,500
Common stock issued for services rendered during October, 2006, valued at $1.00/share	6,000	1	5,999	-	-	-	6,000
Common stock issued for services rendered during December, 2006, valued at $1.00/share	36,490	4	36,486	-	-	-	36,490
Share-based compensation to employees vested during 2008	-	-	204,659	-	-	-	204,659
Share-based payments for services vested during 2006	-	-	2,803	-	-	-	2,803
Net loss	-	-	-	-	-	(1,086,297)	(1,086,297)
Ending Balance, 12/31/06	13,760,295	$1,377	$3,342,600	$-	$-	$(2,886,768)	$457,209

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Deficit Accumulated During Development Stage	Total

Ending Balance, 12/31/06	13,760,295	$1,377	$3,342,600	$-	$-	$(2,886,768)	$457,209
Common stock issued with warrants in private placement memorandum at $1.50/share during 2007, net of issuance costs of $61,911 cash and $9,648 non-cash	597,501	60	824,632	-	-	-	824,692
Common stock issued for exercise of warrants	757,399	76	379,374	-	-	-	379,450
Common stock issued for services rendered during January, 2007, valued at $1.00/share	2,500	-	2,500	-	-	-	2,500
Common stock issued for services rendered during February, 2007, valued at $1.00/share	4,000	-	4,000	-	-	-	4,000
Common stock issued for services rendered during March, 2007, valued at $1.00/share	14,200	1	14,199	-	-	-	14,200
Common stock issued for services rendered during April, 2007, valued at $1.00/share	9,925	1	9,924	-	-	-	9,925
Common stock issued for services rendered during June, 2007, valued at $1.00/share	2,500	-	2,500	-	-	-	2,500
Share-based compensation to employees vested during 2007	-	-	97,502	-	-	-	97,502
Share-based payments for services vested during 2007	-	-	22,314	-	-	-	22,314
Net loss	-	-	-	-	-	(1,239,634)	(1,239,634)
Ending Balance, December 31, 2007	15,148,320	1,515	4,699,545	-	-	(4,126,402)	574,658

Common stock issued in private placement memorandum at $1.50/share during 2008, net of issuance costs of $375 cash	5,000	-	7,125	-	-	-	7,125
Contribution of founder's stock	(4,900,000)	(490)	490	-	-	-	-
Common stock issued for services rendered during March, 2008, valued at $1.00/share	5,000	-	5,000	-	-	-	5,000
Common stock issued for services rendered during April, 2008, valued at $1.00/share, net of issuance costs of $4,080 non-cash	59,080	6	54,994	-	-	-	55,000
Common stock issued for services rendered during May, 2008, valued at $1.50/share	1,333	-	2,000	-	-	-	2,000
Common stock issued for services rendered during May, 2008, valued at $1.63/share	3,374	1	5,499	-	-	-	5,500
Common stock issued for services rendered during December, 2008, valued at $2.00/share	10,500	1	20,999	-	-	-	21,000
Common stock issued in private placement memorandum at $2.00/share during 2008, net of issuance costs of $91,371 cash and $17,162 non-cash	1,189,000	119	2,286,509	-	-	-	2,286,628
Common stock issued for exercise of warrants during 2008, net of issuance costs of $7,317 cash	430,167	43	211,224	-	-	-	211,267
Share-based compensation to employees vested during 2008	-	-	1,572,276	-	-	-	1,572,276
Share-based payments for services vested during 2008, net of issuance costs of $21,916 non-cash	-	-	1,545,695	-	(1,545,695)	-	-
Amortization of deferred compensation during 2008	-	-	-	-	1,527,311	-	1,527,311
Forgiveness of debt by founder	-	-	54,946	-	-	-	54,946
Net loss	-	-	-	-	-	(4,640,073)	(4,640,073)
Ending Balance, December 31, 2008	11,951,774	1,195	10,466,302	-	(18,384)	(8,766,475)	1,682,638

Common stock issued in private placement memorandum at $2.00/share during 2009, net of issuance costs of $10,300 cash and $1,096 non-cash	288,000	29	565,671	-	-	-	565,700
Common stock issued for exercise of warrants during 2009	416,500	42	20,458	(1,000)	-	-	19,500
Share-based compensation to employees vested during 2009	-	-	59,400	-	-	-	59,400
Share-based payments for services vested during 2009	-	-	80,862	-	-	-	80,862
Amortization of deferred compensation during 2009	-	-	-	-	18,384	-	18,384
Net loss	-	-	-	-	-	(1,069,180)	(1,069,180)
Ending Balance, June 30, 2009 (unaudited)	12,656,274	$1,266	$11,192,693	$(1,000)	$-	$(9,835,655)	$1,357,304

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			Period From February 2,
	Six Months Ended		2000 (Inception) To
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,069,180)	$(3,577,598)	$(9,835,655)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock-based compensation expense	140,262	1,560,502	2,302,786
Provision (recovery) on related party note receivable	(30,000)	-	90,205
Amortization of deferred compensation	18,384	1,499,737	1,545,696
Forgiveness of debt by founder	-	-	54,946
Depreciation	3,433	3,585	27,503
Amortization	1,492	1,502	10,344
Loss on disposal of assets	-	-	13,400
(Increase) decrease in assets
Inventory	(52,592)	-	(52,592)
Prepaid expenses	18,051	(34,380)	(63,599)
Deposits	(20,064)	-	(20,064)
Other	(10,787)	-	(17,892)
Increase (decrease) in liabilities
Accounts payable	30,756	69,715	105,254
Accounts payable - related party	-	-	36,453
Accrued expenses	2,119	4,658	131,274
Other	(2,317)	(1,262)	44,653

Net cash used in operating activities	(970,443)	(473,541)	(5,627,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of investment	750,000	(500,000)	-
Advances to related party - note receivable	-	-	(257,908)
Proceeds on related party note receivable	30,000	-	89,959
Cost of patents and trademarks	(6,677)	(15,822)	(62,387)
Purchase of property and equipment	-	(8,320)	(52,778)

Net cash provided by (used in) investing activities	773,323	(524,142)	(283,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of
$11,396, $66,093, and $476,213 for the periods
ended June 30, 2009, June 30, 2008, and
from inception to June 30, 2009, respectively	585,200	1,223,489	7,255,137

Net cash provided by financing activities	585,200	1,223,489	7,255,137

NET INCREASE IN CASH	388,080	225,806	1,344,735

CASH - BEGINNING OF PERIOD	956,655	573,177	-

CASH - END OF PERIOD	$1,344,735	$798,983	$1,344,735

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
Vystar® Corporation (“Vystar” or the “Company”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL, its new “low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. The Company plans to produce Vytex through toll manufacturing and licensing agreements and has started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL.  Revertex is a non-exclusive, toll manufacturer for Vystar and is in full production mode to manufacture Vytex NRL commercially.  In May 2009, the Company and Alatech Healthcare, LLC received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy TM condom manufactured with Vytex NRL.  The Envy condom will be the first medical product available in the U.S. made from Vytex NRL and it will carry labeling that will reflect the lowest antigenic protein content currently available in a natural rubber latex medical device.

Vystar LLC, the predecessor to the Company, was formed February 2, 2000, as a Georgia limited liability company by Travis W. Honeycutt. The Company’s operations under the LLC entity were focused substantially on the research, development and testing of the Vytex NRL process, as well as attaining intellectual property rights. In 2003, the Company reorganized as Vystar Corporation, a Georgia Corporation, at which time all assets and liabilities of the limited liability company became assets and liabilities of Vystar Corporation, including all intellectual property rights, patents and trademarks.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form S-1, Registration Statement under the Securities Act of 1933.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash, investments (an unsecured certificate of deposit that matured April 11, 2009) and, as discussed in Note 8, an unsecured related party note receivable.  Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2009 and 2008, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 3,360,000 shares and 3,225,000 shares of common stock for 2009 and 2008, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,548,318 shares and 2,177,834 shares of common stock for 2009 and 2008, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue
Revenue is recognized at the time product is shipped.

Recently Adopted Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on a prospective basis and the impact did not have a material effect on its results of operations, financial position, or cash flows.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In June 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for the Company at the beginning of the annual period ending December 31, 2008.  In December 2008, the FASB issued FSP FIN 48-3, which deferred the effective date of FIN 48 for certain enterprises to annual financial statements for fiscal years beginning after December 15, 2008.  Management has elected to defer the application of FIN 48 in accordance with FSP FIN 48-3. The Company will continue to follow FAS 5, Accounting for Contingencies, until it adopts FIN 48.  We are presently evaluating whether the adoption of this interpretation will have a material impact on our financial statements.

NOTE 2 – OPERATIONS

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant losses and experienced negative cash flow since its inception.  Further, at June 30, 2009, the deficit accumulated during the development stage amounted to approximately $9,836,000.

The Company is still in the development stage at June 30, 2009.  As of July 31, 2009, during 2009 the Company has received approximately $586,200, net of issuance costs, through the issuance of 704,500 shares of common stock, primarily through a private placement (Note 6) and exercise of warrants. The Company’s product development is proceeding on schedule and revenue generation began on a limited basis during the first quarter of 2009.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including acceptance by manufacturers of the Vytex NRL technology and consumer confidence in products manufactured using it.  The Company will continue to monitor available capital to determine if additional equity investments will be required to fulfill its development activities.  Management believes the current business plan is attractive enough to investors to raise additional capital if necessary, but believes current liquid assets are sufficient to allow the Company to continue as a going concern through June 30, 2010.

On November 13, 2008 the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933, with the United States Securities and Exchange Commission (SEC).  On February 11, 2009, the Company amended the initial statement and filed a second pre-effective amendment on May 29, 2009, registering for resale additional shares that were previously issued.  Additional pre-effective amendments were subsequently filed and the Company’s 1933 Act S-1 Registration Statement and 1934 8-A registration were declared effective by the SEC on August 7, 2009.  The Company has 4,803,338 shares of its common stock registered for resale and plans to have its shares trading on the Over the Counter Bulletin Board (OTCBB) during the third quarter of 2009.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(26,903)	(23,471)

	$11,875	$15,307

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,886 and for the six months ended June 30, 2009 and 2008 was $3,433 and $3,585, respectively.

NOTE 4 – PATENTS AND TRADEMARKS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” during 2009 and 2008.

Patents and trademarks are as follows:

	June 30, 2009	December 31, 2008

Patents	$106,428	$86,884
Accumulated amortization	(10,344)	(8,852)
	96,084	78,032
Trademarks	5,538	5,538

	$101,622	$83,570

Amortization expense for the three months ended June, 2009 and 2008 was $746 and $741, respectively, and for the six months ended June 30, 2009 and 2008 was $1,492 and $1,502, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the six months ended June 30, 2009 and 2008 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2009, the Company’s Board of Directors authorized the number of preferred shares to be increased from 10,000,000 shares to 15,000,000 shares and the number of common shares from 25,000,000 shares to 50,000,000 shares.

Common Stock and Warrants
The Company’s predecessor company, Vystar LLC, issued 2,500,000 shares of its common stock at inception in February 2000 to its founder.  These shares were cancelled and re-issued by Vystar Corporation at merger in December 2003.  Also during 2003, Vystar Corporation issued 325,000 shares to its remaining founders for $4,100.  During 2004, the Company issued an additional 8,475,000 shares to its founders in order to adjust the number of issued and outstanding shares at that time.

During the period from November 2004 through January 13, 2005, the Company issued 770,000 shares of its common stock in a private placement for proceeds of $691,267, net of issuance costs of $78,733.

The private placement memorandum was amended on December 28, 2004.  Under the terms of the amendment and subsequent revisions on April 10, 2006 and September 25, 2006, the Company issued 795,674 shares in 2005 for proceeds of $1,112,253, net of issuance costs of $71,806 cash and $9,451 non-cash; 823,131 shares in 2006 for proceeds of $1,143,651, net of issuance costs of $82,643 cash and $8,404 non-cash; 597,501 shares in 2007 for proceeds of $824,692, net of issuance costs of $61,911 cash and $9,648 non-cash and 5,000 shares in 2008 for proceeds of $7,125, net of issuance costs of $375 cash, prior to its closing in April 2008.  All of the shares issued were common stock.  Terms of the memorandum included issuing warrants to purchase an aggregate of 1,308,965 shares of common stock at $.50 per share.  During 2008 and 2007, 423,167 and 755,899 shares issued in the private placement, respectively, were purchased through the exercise of the warrants.  The unexercised warrants, representing 26,000 shares, expired during 2008.

During 2005 the Company issued stock purchase warrants to purchase 17,300 shares of common stock at an exercise price of $.50 in exchange for services rendered with the private placement, valued at $9,451. The warrants are exercisable until January 2010 and vested immediately.

During 2006 the Company issued stock purchase warrants to purchase 36,233 shares of common stock at exercise prices ranging from $1.00 to $1.50 per share in exchange for services rendered, valued at $11,499.  The warrants are exercisable for periods ranging from 2011 to 2016 and vested immediately.

During 2006 the Company issued 52,490 shares of common stock for services rendered valued at $52,490.

During 2007 the Company issued stock purchase warrants to purchase 126,525 shares of common stock at exercise prices ranging from $.50 to $1.50 in exchange for services rendered, valued at $34,320.  The warrants are exercisable for periods ranging from 2009 through 2017 and vested immediately.

During 2007 the Company issued 33,125 shares of common stock for professional services valued at $33,125.

During February 2008 the Company’s former CEO surrendered 4,900,000 shares of the Company’s common stock issued to him during 2004.  These shares were cancelled and returned to the Company for future re-issue, eliminating the need to increase the Company’s number of authorized shares.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

On May 5, 2008, the Company initiated an equity raise through a private placement projected at $3,000,000 at completion, through an issuance of 1,500,000 shares of common stock and warrants to purchase an additional 750,000 shares of common stock at $1.00 per share.  On October 31, 2008 the Company closed the offering after receiving $2,378,000 and issuing 1,189,000 shares of common stock and warrants to purchase an additional 594,500 shares of common stock.  In April 2009 the Company opened the private placement to existing shareholders and qualified investors under the same terms and conditions for a period not to exceed May 28, 2009.  The Company received an additional $585,200 and issued 288,000 shares of common stock and warrants to purchase an additional 144,000 shares of common stock.

At December 31, 2008 the Company recognized an increase of $54,946 in additional paid-in capital resulting from forgiveness of debt by the former CEO.

During 2008 the Company issued stock purchase warrants to purchase 1,924,721 shares of common stock at exercise prices ranging from $.01 to $2.00 in exchange for services rendered, valued at $1,769,916.  The warrants are exercisable for periods ranging from 2012 through 2018 and vested immediately.

During 2008 the Company issued 79,287 shares of common stock for professional services valued at $88,500, including 4,080 shares valued at $4,080 for services rendered in connection with the Company’s private placement memorandum.

During 2009 the Company issued stock purchase warrants to purchase 130,039 shares of common stock at exercise prices ranging from $1.00 to $1.63 in exchange for services rendered, valued at $81,960.  The warrants are exercisable by 2019 and vested immediately.

NOTE 7 – STOCK-BASED COMPENSATION

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.  Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R) and reflected compensation expense during 2006 in accordance with the transition provisions.  Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2009 and 2008.  The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because the Company is not publicly traded, the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical, and healthcare supplies) was considered with expected volatility ranging from 23.26% - 38.85%;

•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 1.51 – 5.05%; and
•
Expected Life of Awards – because the Company is still in the development stage and has had minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The Company recorded approximately $54,000 and $80,000 of stock-based compensation expense for the three month periods ended June 30, 2009 and 2008, respectively, and approximately $140,000 and $1,467,000 for the six month periods ended June 30, 2009 and 2008, respectively, related to employee stock options and stock warrants issued to board members and nonemployees.  Of this, approximately $47,000 and $16,000 for the three month periods ended June 30, 2009 and 2008, respectively, and approximately $59,000 and $1,361,000 for the six month periods ended June 30, 2009 and 2008, respectively, was attributable to the fair value of shares issued under the Company’s stock option plan that vested during those periods.  As of June 30, 2009, approximately $783,405 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 7 years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  The Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2009, there were 5,400,000 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.  During the six months ended June 30, 2009 options to purchase 1,600,000 shares were issued under the Plan, of which 400,000 were forfeited during the period.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options (continued)

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the six months ended June 30:

	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	37.85%	23.51%
Risk-Free Interest Rate	1.71%	2.68%
Expected Life of Stock Awards - Years	5	5.1
Weighted Average Fair Value at Grant Date	$0.58	$0.71

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2009:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2008	3,400,000	$1.03

Granted	1,600,000	$1.63

Forfeited	(400,000)	$1.63

Outstanding, June 30, 2009	4,600,000	$1.22

Exercisable, June 30, 2009	3,360,000	$1.06

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the six months ended June 30, 2009 and 2008:

	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	37.85%	22.38%
Risk-Free Interest Rate	1.71%	2.19%
Expected Life of Awards, Years	4.9	4.3

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Warrants (Continued)

The following table represents the Company’s warrant activity for the six months ended June 30, 2009:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2008	2,690,779		$0.85	5.14

Issued in private placement	144,000	$1.00	$1.00
Granted	130,039	$0.62	$1.00
Exercised	(416,500)		$0.05
Expired	-		$-

Outstanding, June 30, 2009	2,548,318		$1.05	4.18

Exercisable, June 30, 2009	2,548,318		$1.05	4.18

For the period since inception through December 31, 2006, the Company issued warrants to purchase shares of the Company’s common stock for services rendered.  The warrants were issued at exercise prices ranging from $.50 to $1.50 per share and are exercisable over periods ranging from five to ten years.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions:  expected dividend yield of 0, stock volatility ranging from 26.17% - 29.93%, 3.36% - 4.34% risk-free interest rate, and a 2.5 to 5 year expected life of the awards.  The total amount of the fair value ($6,095 expense and $14,854 cost of raising capital) was recorded when vesting occurred.  All warrants issued were fully vested within the calendar year in which they were granted.

During 2007 the Company issued warrants for services at exercise prices ranging from $.50 to $1.50 per share, exercisable over periods ranging from two to ten years.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0, stock volatility ranging from 22.07% - 39.25%, 3.36% - 5.05% risk-free interest rate, and a 2 to 5 year expected life of the awards.  The total amount of the fair value ($25,875 expense and $8,448 cost of raising capital) was recorded when vesting occurred.

The Company issued warrants for services during 2008 at exercise prices ranging from $1.00 to $2.00 per share, exercisable over periods ranging from four to ten years.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value ($185,143 expense, $1,545,695 deferred compensation cost, and $39,078 cost of raising capital) was recorded when vesting occurred.

The Company issued warrants for services during the six months ended June 30, 2009 at exercise prices ranging from $1.00 to $1.63 per share, exercisable over 5 and 10 year periods.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value ($80,864 expense and $1,096 cost of raising capital) was recorded when vesting occurred.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS

Universal Capital Management

On January 31, 2008, the Company entered into a management agreement with Universal Capital Management, Inc. ("UCM"), a venture capital company that invests in development stage companies. Under this agreement, UCM agreed to provide management services, including assistance with strategic planning, investment banking consultation and investor introduction services, and investor relations services for a period of three months, expiring April 30, 2008.  Pursuant to the terms of this agreement, the Company issued UCM warrants, valued at approximately $1,491,000, to purchase 1,000,000 shares of its common stock at an exercise price of $0.01.  These warrants are exercisable in whole or in part at or before January 31, 2013 and vested immediately.

On April 30, 2008, the Company entered into an additional management agreement with UCM for a period of one year pursuant to which UCM agreed to continue to provide management services, including day-to-day managerial.  Pursuant to the terms of this agreement, UCM was issued warrants, valued at approximately $55,000, to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 per share.  The warrants are exercisable in whole or in part at or before April 30, 2013 and vested immediately.  In the event that the Company elects to extend the management agreement for an additional one year term beyond the first year of the agreement, the Company has agreed to issue additional warrants to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share.  Prior to its expiration, the Company notified UCM that it did not intend to renew the management agreement expiring April 30, 2009 for an additional one year term and the agreement lapsed.

As a result of these two agreements, UCM held a beneficial ownership of 10.9% in the Company at June 30, 2009.

On August 15, 2008, the Company entered into an agreement with UCM whereby UCM agreed to assist the Company in registering its shares publicly, as well as provide management assistance with certain responsibilities unique to a publicly held entity.  In consideration for these services, the Company agreed to issue 600,000 shares of its common stock to stockholders of UCM, contingent upon the Company’s registration statement becoming effective, on or about the effective date of the registration statement.

In May 2009, as previously discussed in Note 2, the Company prepared a second pre-effective amendment to its Form S-1, Registration Statement under the Securities Act of 1933.  The structure in the initial filing, which included issuing 600,000 shares of its common stock to stockholders of UCM contingent upon the acceptance of the registration statement, was abandoned in this amendment.  Under the terms of the August 15, 2008 agreement with UCM that agreement has been terminated

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Climax Global Energy

During 2006 and 2005, the Company advanced cash to and made payments on behalf of Climax Global Energy, Inc. (“Climax”), a company controlled by the Company’s former CEO, in the amounts of $12,795 and $242,654, respectively.  At December 31, 2007, the balance due from Climax was $240,409.  Climax is in a pre-revenue, research and development mode and is in the process of raising capital through a private placement memorandum.  While the Company will provide its best efforts to fully collect the balance due, which is unsecured, management reserved at December 31, 2008 and 2007 approximately $120,000 of the balance remaining due to the uncertainty involved.  As such, the Company recorded a corresponding charge in 2007 of approximately $120,000 in its statement of operations.

On August 15, 2008, the Company entered into an agreement with Climax which specified the payment terms of the note receivable discussed above.  The significant terms were established as follows:  (A) the note is non-interest bearing, (B) a $25,000 payment to be made on or before September 30, 2008, and (C) equal monthly payments of $5,000 will commence in October 2008.  In the event that Climax attains certain financial thresholds as specified in the agreement, receives new third party equity funding exceeding $20 million on a cumulative basis or Climax is sold or completes an initial public offering, the remaining amount due shall become payable thirty days following the end of the calendar year in which the event occurred.  In any event, the note shall be due and payable in full no later than January 31, 2010.  As of June 30, 2009 all payments due under the agreement had been received by the Company and management determined that $30,000 of the $120,000 reserve created in 2007 could be released, based upon payment history and Climax representations of available cash balances.

Officers and Directors

On March 31, 2009, the Company’s four independent directors each received warrants, valued at approximately $12,000, to purchase 20,000 shares, of the Company’s common stock with an exercise price of $1.63.  The warrants are exercisable in whole or in part at or before March 31, 2019 and vested immediately.

As previously discussed in Note 7, during April 2009 the Company’s Board of Directors authorized the inclusion of the independent Board members in the Company’s stock option plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members.  Each Board member was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.63.  Vesting occurs at the end of each complete calendar quarter served as an independent board member of the Company at a rate of 20,000 shares each.  The options are exercisable in whole or in part before June 30, 2019.

Other

For the six months ended June 30, 2009, Travis Honeycutt, founding CEO, provided to the Company prospect advisory services in the thread industry and received $18,000 for his services.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other (Continued)

At June 30, 2009 and December 31, 2008, the Company has accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  When payment begins, the liability will be satisfied in 24 equal monthly payments.

At June 30, 2009 and December 31, 2008, the Company has a balance payable to Reactive Energy, LLC, a company wholly owned by the Company’s former CEO, for management fees and contract services of $36,453.  The Company intends to satisfy this liability upon the effectiveness of its registration statement.

NOTE 9 – SUBSEQUENT EVENTS

In August 2009, as previously discussed in Note 2, the Company prepared fourth and fifth pre-effective amendments to its Form S-1, Registration Statement under the Securities Act of 1933.  The Registration statement was declared effective by the SEC on August 7, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Vystar LLC, the predecessor to the Company, was formed February 2, 2000, as a Georgia limited liability company by Travis W. Honeycutt. The Company’s operations under the LLC entity were focused substantially on the research, development and testing of the Vytex® Natural Rubber Latex ("NRL") process, as well as attaining intellectual property rights. In 2003, the Company reorganized as Vystar® Corporation, a Georgia Corporation, at which time all assets and liabilities of the limited liability company became assets and liabilities of Vystar Corporation, including all intellectual property rights, patents and trademarks.

We are the creator and exclusive owner of the innovative technology to produce NRL. This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL, our new “low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. We plan to produce Vytex through toll manufacturing and licensing agreements and have started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.

We are a developmental stage company whose primary activities since inception have been devoted to the development of NRL as well as raising capital to support those efforts, but our focus is changing to developing the market for NRL and beginning operations.  As we move from a development stage company to a product vendor, we expect that our financial condition and results of operations will undergo substantial change. In particular, we expect to record both revenue and expense from product sales and to incur increased costs for sales and marketing expenses. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on the accompanying financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements.

Non Cash Compensation Expense - On January 1, 2006, Vystar adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) requires all share-based payments, including grants of employee stock options and warrants, to be recognized in the financial statements based on their fair values.

We compute the value of awards granted by utilizing the Black-Scholes valuation model based upon their expected lives, expected volatility, expected dividend yield, and the risk-free interest rate. The value of the awards are then straight-line expensed over the service period of the awards.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 with the Three Months Ended June 30, 2008

Revenues

           We are a development stage company that has yet to commence significant revenue generating operations.

Operating Expenses

           Our operating expenses were $562,726 and $998,363 for the three months ended June 30, 2009 and 2008, respectively, for a decrease of $435,637 or 44%. In 2009, $54,190 was recorded for stock-based compensation as well as an additional $4,597 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of warrants issued for future services to non-employees.  This compares with $80,073 for stock-based compensation in 2008 for the same period and $506,040 for amortization of deferred compensation in that period.  The stock-based compensation charges to operations in 2009 and 2008 were primarily for incentive stock options granted under our Incentive Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.

           Included in our operating expenses for the three months ended June 30, 2009 was $45,956 for research and development expenses compared to $63,561 for the three months ended June 30, 2008 and $516,770 for general and administrative expenses compared to $934,802 for the same period in 2008.  Without including the effects of the stock-based compensation and amortization of deferred charges discussed above, general and administrative expenses increased $102,756 or 29% compared with 2008 due to legal and accounting fees related to the filing of our initial registration statement as well as increased marketing and public relations expenses as we move toward becoming a product vendor.

 Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including executive, accounting and finance, legal, consulting and other operating expenses.

Other Income (Expense)

Other income was $1,912 for the three months ended June 30, 2009, consisting of $2,613 of interest income on cash deposits net of interest expense of $701.  This compares to $2,839 of interest income for the three months ended June 30, 2008.

Net Loss

Net loss was $560,814 and $995,578 for the three months ended June 30, 2009 and 2008, respectively, for a decrease of $434,764, primarily resulting from reduced general and administrative expenses incurred as described above.

Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008

Revenues

We recognized $2,530 in net sales revenue for the six months ended June 30, 2009; there were no sales during the same period of 2008.  Our operations are continuing to develop and expand in anticipation of commencing significant revenue generation later this year but we are still a development stage company as of June 30, 2009.

Operating Expenses

Our operating expenses were $1,111,226 and $3,583,841 for the six months ended June 30, 2009 and 2008, respectively, for a decrease of $2,472,615 or 69%. In 2009, $140,262 was recorded for stock-based compensation as well as an additional $18,384 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of warrants issued for future services to non-employees.  This compares with $1,467,006 for stock-based compensation in 2008 for the same period and amortization of deferred compensation of $1,499,737.  The stock-based compensation charges to operations in both years were primarily for incentive stock options granted under our Incentive Stock Option Plan to executive officers and independent board members.  They were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.

Included in our operating expenses for the six months ended June 30, 2009 was $128,093 for research and development expenses compared to $290,615 for the six months ended June 30, 2008 and $983,133 for general and administrative expenses compared to $3,293,226 for the same period in 2008.  With the stock-based compensation and amortization of deferred charges discussed above excluded from the comparison, general and administrative expenses increased $304,246 or 61% during 2009 compared with 2008 due to legal and accounting fees related to filing our initial registration statement as well as our annual audit fees and increased staffing, public relations and marketing expenses as we continue developing our operations.

 Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.  The reduction in research and development expenses for the six months ended June 30, 2009 from the same period in 2008 resulted primarily from a reduction of $163,757 in stock-based compensation expense for awards to employees and contractors engaged in these activities.

We expect to continue to incur substantial research and development expenses for clinical trials, regulatory submissions, assistance with manufacturing trials, and product enhancements.

 General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including executive, accounting and finance, legal, consulting and other operating expenses.

We do not expect general and administrative expenses to increase significantly over our 2008 levels.  While we expect to increase the level of corporate and administrative activity, including increases associated with our operation as a public company, and significantly increase expenditures related to the future production and sales of our products, these increases will be offset by a reduced level of stock-based compensation from what we experienced during 2008.

Other Income (Expense)

Other income was $39,516 for the six months ended June 30, 2009, consisting of $10,236 of interest income on cash deposits, the $30,000 release of a provision for a related party note receivable and interest expense of $720.  This compares to $6,297 of interest income for the six months ended June 30, 2008 reduced by $54 of other expense.

Net Loss

Net loss was $1,069,180 and $3,577,598 for the six months ended June 30, 2009 and 2008, respectively, for a decrease of $2,508,418, primarily resulting from the reduction of stock-based compensation and deferred compensation amortization expenses incurred as described above.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $1,344,735 in cash.

 Sources and Uses of Cash

For the six months ended June 30, 2009 and 2008, net cash used by operations was $970,443 and $473,541, respectively.  The negative cash flow for the June 30, 2009 period was primarily the result of the $1,069,180 net loss.  This was reduced by several non-cash charges, primarily the stock-based compensation charges of $140,262 and $18,384 for amortization of deferred compensation.  Releasing $30,000 of the provision on a related note receivable offset the above charges.  The Company made its initial purchases of inventory, in the amount of $52,592, during this period.  This was offset by the decrease in prepaid expenses of $18,051, primarily from expensing prepaid insurance policies.  An increase in deposits against future inventory purchases of $20,064 offset by an increase in accounts payable of $30,756 accounted for the majority of the remaining negative cash flow from operations.   The negative cash flow for the six months ended June 30, 2008 resulted primarily from the net loss of $3,577,598 reduced by non-cash charges related to stock-based compensation expense of $1,560,502 and amortization of deferred compensation of $1,499,737.   Prepaid expenses increased $34,380, primarily from the timing of the insurance policy renewals and accounts payable increased $69,715 due to increased marketing and legal costs.

Net cash provided by investing activities for the six months ended June 30, 2009 was $773,323.  This resulted primarily from the maturing in April 2009 of a $750,000 certificate of deposit.  In addition, we received $30,000 in proceeds from a related party note receivable during the period and incurred $6,677 in legal expenses related to our patents and trademarks.  During the six months ended June 30, 2008, net cash of $524,142 was used by investing activities.  This consisted of the purchase of a $500,000 certificate of deposit, $15,822 in legal expenses related to our patents and equipment purchases of $8,320.

Net cash provided by financing activities for the six months ended June 30, 2009 was $585,200 in proceeds from the sale of common stock and warrants, net of issuance costs of $11,396.  Net cash provided by financing activities for the six months ended June 30, 2008 was $1,223,489.  We received proceeds from the sale of common stock and warrants of $1,223,489, net of issuance costs of $66,093.

 Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur in excess of $2 million of expenditures over the next 12 months. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next twelve (12) months.

We expect that our cash used in operations will continue to increase as a result of the following planned activities:

•	The addition of staff to our workforce as needs arise;
•	Increased spending for the expansion of our research and development efforts, including clinical trials, regulatory submissions, assistance with manufacturing trials and product enhancements;
•	Increased spending in marketing as our products are introduced into the marketplace;
•	Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth;  product development, introduction and acceptance; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None

ITEM 4.	CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(B)	Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended June 30, 2009, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Common Stock and Warrant Financings

From April 1, 2009 through June 30, 2009, the Company issued 288,000 shares of its common stock at a price of $2.00 per share. In connection with such offering, the Company issued one warrant to purchase one share of common stock at an exercise price of $1.00 per share for each two shares of common stock purchased.

From April 1, 2009 through June 30, 2009, the Company issued 14,500 and 400,000 shares of common stock upon the exercise of warrants issued prior to April 1, 2009 at $1.00 per share and $.01 per share, respectively.

From April 1, 2009 through June 30, 2009, the Company issued 6,127 warrants to purchase one share of common stock at an exercise price of $1.00 per share and 5,335 warrants to purchase one share of common stock at an exercise price of $1.63 per share for services rendered to the Company.

(b) Stock Option Grants

From April 1, 2009, through June 30, 2009, the Company issued options to directors to purchase an aggregate of 1,600,000 shares of common stock at an exercise price of $1.63. As the result of the resignation of a director in June 2009, 400,000 of such options terminated.  The remaining options vest 60,000 per quarter beginning June 30, 2009.  Through the date hereof, none of such options have been exercised.

(c) Application of Securities Laws and Other Matters

No underwriters were involved in the foregoing sales of securities. The securities described in section (a) of this Item 15 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

The issuance of stock options as described in section (b) of this Item 15 were issued pursuant to written compensatory plans or arrangements with the Company’s employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock, warrants and options described in this Item 15 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Index *
* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Exhibit Number	Description
3.1
Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1
Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2
Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3
Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4
Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.1*
Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2
Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3
Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4
Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (previously filed)

10.6
Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7
Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8
Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9
Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10
Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11
First Amendment to Employment Agreement dated July 1, 2009, between Vystar Corporation and Sandra Parker (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12*
Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.13
Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.14
Lockup Agreement with Glen W. Smotherman dated July 30, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 14, 2009	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial and Accounting Officer)