Form 10-Q
period 2009-09-30
Vystar Corp
filed 2009-11-16
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐    NO   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES   ☐     NO   ☒

As of November 13, 2009, there were 12,787,274 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended September 30, 2009

Index

Part I. Financial Information

Item 1.	Financial Statements	3
	Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3
	Statements of Operations for the Three and Nine Months Ended September 30,
	2009 and 2008 and for the Period from February 2, 2000 (Inception) to
	September 30, 2009 (unaudited)	4
	Statements of Stockholders’ Equity for the Nine Months Ended September 30,
	2009 and for the Period from February 2, 2000 (Inception) to September 30,
	2009 (unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2009
	and 2008 and for the Period from February 2, 2000 (Inception) to
	September 30, 2009 (unaudited)	7
	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Part I.       FINANCIAL INFORMATION

ITEM 1.             Financial Statements

VYSTAR CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$720,987	$956,655
Investments	-	750,000
Note receivable due from related party, net of allowance for uncollectible amount of $120,205 at December 31, 2008	152,949	60,000
Inventory	73,495	-
Prepaid expenses	120,990	44,938
Deposits	37,714	-
Other	219	1,217
TOTAL CURRENT ASSETS	1,106,354	1,812,810

PROPERTY AND EQUIPMENT, NET	9,989	15,307

OTHER ASSETS
Note receivable due from related party, net of current portion shown above	-	17,744
Patents and trademarks, net	109,597	83,570
Other	5,887	5,887

TOTAL ASSETS	$1,231,827	$1,935,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$24,135	$74,498
Accounts payable - related party	-	36,453
Accrued expenses	203,582	129,155
TOTAL CURRENT LIABILITIES	227,717	240,106

LONG-TERM LIABILITIES	9,101	12,574

TOTAL LIABILITIES	236,818	252,680

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 12,787,274 and 11,951,774 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,279	1,195
Additional paid-in capital	11,467,619	10,466,302
Deferred compensation	(122,250)	(18,384)
Stock subscription receivable	(31,000)	-
Deficit accumulated during development stage	(10,320,639)	(8,766,475)
TOTAL STOCKHOLDERS' EQUITY	995,009	1,682,638

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,231,827	$1,935,318

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period From February 2,
	Three Months Ended		Nine Months Ended		2000 (Inception) To
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

NET SALES	$98	$-	$2,628	$-	$2,855

COST AND EXPENSE
Research and development	67,557	61,851	195,650	352,466	2,314,395
General and administrative	508,508	438,871	1,491,641	3,732,097	8,047,443
	576,065	500,722	1,687,291	4,084,563	10,361,838

LOSS FROM OPERATIONS	(575,967)	(500,722)	(1,684,663)	(4,084,563)	(10,358,983)

OTHER INCOME (EXPENSE)
Interest income	1,770	7,772	12,006	14,069	55,352
Recovery on note receivable from related party	90,205	-	120,205	-	-
Loss on disposal of assets	-	-	-	-	(13,400)
Interest expense	(992)	(858)	(1,712)	(858)	(3,554)
Other expense	-	-	-	(54)	(54)

NET LOSS	$(484,984)	$(493,808)	$(1,554,164)	$(4,071,406)	$(10,320,639)

Basic and Diluted Loss per Share	$(0.04)	$(0.04)	$(0.13)	$(0.36)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	12,670,214	11,445,019	12,335,443	11,429,799

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

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Deficit Accumulated During Development Stage	Total

Ending Balance, 12/31/06	13,760,295	$1,377	$3,342,600	$-	$-	$(2,886,768)	$457,209
Common stock issued with warrants in private placement memorandum at $1.50/share during 2007, net of issuance costs of $61,911 cash and $9,648 non-cash	597,501	60	824,632	-	-	-	824,692
Common stock issued for exercise of warrants	757,399	76	379,374	-	-	-	379,450
Common stock issued for services rendered during January, 2007, valued at $1.00/share	2,500	-	2,500	-	-	-	2,500
Common stock issued for services rendered during February, 2007, valued at $1.00/share	4,000	-	4,000	-	-	-	4,000
Common stock issued for services rendered during March, 2007, valued at $1.00/share	14,200	1	14,199	-	-	-	14,200
Common stock issued for services rendered during April, 2007, valued at $1.00/share	9,925	1	9,924	-	-	-	9,925
Common stock issued for services rendered during June, 2007, valued at $1.00/share	2,500	-	2,500	-	-	-	2,500
Share-based compensation to employees vested during 2007	-	-	97,502	-	-	-	97,502
Share-based payments for services vested during 2007	-	-	22,314	-	-	-	22,314
Net loss	-	-	-	-	-	(1,239,634)	(1,239,634)
Ending Balance, December 31, 2007	15,148,320	1,515	4,699,545	-	-	(4,126,402)	574,658

Common stock issued in private placement memorandum at $1.50/share during 2008, net of issuance costs of $375 cash	5,000	-	7,125	-	-	-	7,125
Contribution of founder's stock	(4,900,000)	(490)	490	-	-	-	-
Common stock issued for services rendered during March, 2008, valued at $1.00/share	5,000	-	5,000	-	-	-	5,000
Common stock issued for services rendered during April, 2008, valued at $1.00/share, net of issuance costs of $4,080 non-cash	59,080	6	54,994	-	-	-	55,000
Common stock issued for services rendered during May, 2008, valued at $1.50/share	1,333	-	2,000	-	-	-	2,000
Common stock issued for services rendered during May, 2008, valued at $1.63/share	3,374	1	5,499	-	-	-	5,500
Common stock issued for services rendered during December, 2008, valued at $2.00/share	10,500	1	20,999	-	-	-	21,000
Common stock issued in private placement memorandum at $2.00/share during 2008, net of issuance costs of $91,371 cash and $17,162 non-cash	1,189,000	119	2,286,509	-	-	-	2,286,628
Common stock issued for exercise of warrants during 2008, net of issuance costs of $7,317 cash	430,167	43	211,224	-	-	-	211,267
Share-based compensation to employees vested during 2008	-	-	1,572,276	-	-	-	1,572,276
Share-based payments for services vested during 2008, net of issuance costs of $21,916 non-cash	-	-	1,545,695	-	(1,545,695)	-	-
Amortization of deferred compensation during 2008	-	-	-	-	1,527,311	-	1,527,311
Forgiveness of debt by founder	-	-	54,946	-	-	-	54,946
Net loss	-	-	-	-	-	(4,640,073)	(4,640,073)
Ending Balance, December 31, 2008	11,951,774	1,195	10,466,302	-	(18,384)	(8,766,475)	1,682,638

Common stock issued in private placement memorandum at $2.00/share during 2009, net of issuance costs of $10,300 cash and $1,405 non-cash	288,000	29	565,362	-	-	-	565,391
Common stock issued for exercise of warrants during 2009	447,500	45	51,455	(31,000)	-	-	20,500
Common stock issued for services rendered during August, 2009, valued at $1.63/share	100,000	10	162,990	-	(163,000)	-	-
Share-based compensation to employees vested during 2009	-	-	122,188	-	-	-	122,188
Share-based payments for services vested during 2009	-	-	99,322	-	-	-	99,322
Amortization of deferred compensation during 2009	-	-	-	-	59,134	-	59,134
Net loss	-	-	-	-	-	(1,554,164)	(1,554,164)
Ending Balance, September 30, 2009 (unaudited)	12,787,274	$1,279	$11,467,619	$(31,000)	$(122,250)	$(10,320,639)	$995,009

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From February 2,
	Nine Months Ended		2000 (Inception) To
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,554,164)	$(4,071,406)	$(10,320,639)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	221,200	1,528,712	2,546,724
Recovery on related party note receivable	(120,205)	-	-
Amortization of deferred compensation	59,134	1,513,524	1,586,446
Forgiveness of debt by founder	-	-	54,946
Depreciation	5,318	5,738	29,389
Amortization	2,236	2,242	11,088
Loss on disposal of assets	-	-	13,400
(Increase) decrease in assets
Inventory	(73,495)	-	(73,495)
Prepaid expenses	(32,924)	(68,384)	(114,574)
Deposits	(37,714)	-	(37,714)
Other	997	11,210	(6,106)
Increase (decrease) in liabilities
Accounts payable	(50,362)	64,550	24,136
Accounts payable - related party	(36,453)	-	-
Accrued expenses	14,903	37,395	144,058
Other	(3,475)	(1,998)	43,492

Net cash used in operating activities	(1,605,004)	(978,417)	(6,098,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of investment	750,000	(500,000)	-
Advances to related party - note receivable	-	-	(257,908)
Proceeds on related party note receivable	45,000	27,460	104,959
Cost of patents and trademarks	(11,864)	(1,516)	(67,574)
Purchase of property and equipment	-	(8,320)	(52,778)

Net cash provided by (used in) investing activities	783,136	(482,376)	(273,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $11,705, $94,086, and $476,522 for the periods ended September 30, 2009, September 30, 2008, and from inception to September 30, 2009, respectively	586,200	1,718,577	7,093,137

Net cash provided by financing activities	586,200	1,718,577	7,093,137

NET INCREASE (DECREASE) IN CASH	(235,668)	257,784	720,987

CASH - BEGINNING OF PERIOD	956,655	573,177	-

CASH - END OF PERIOD	$720,987	$830,961	$720,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR
Interest	$1,712	$858	$3,554

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Issuance of common stock for services rendered	$163,000	$71,580	$341,190

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
Vystar Corporation (“Vystar” or the “Company”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL, its new “low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. The Company plans to produce Vytex through toll manufacturing and licensing agreements and has started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL.  Revertex is a non-exclusive, toll manufacturer for Vystar and is in full production mode to manufacture Vytex NRL commercially.  In May 2009, the Company and Alatech Healthcare, LLC received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy TM condom manufactured with Vytex NRL.  The Envy condom will be the first medical product available in the U.S. made from Vytex NRL and it will carry labeling that will reflect the lowest antigenic protein content currently available in a natural rubber latex medical device.  In July 2009, the Company and Alatech further received 510(k) clearance from the FDA to market and sell Alatech's unpowdered medical exam glove manufactured with Vytex NRL. The Alatech exam glove will include labeling of less than 50 micrograms/gram of total proteins.

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

On November 13, 2008 the Company filed Form S-1, Registration Statement under the Securities Act of 1933, with the United States Securities and Exchange Commission (SEC) to register 500,000 shares of the Company’s common stock previously issued.  On February 11, 2009, the Company amended the initial statement and filed a second pre-effective amendment on May 29, 2009, registering additional shares that were previously issued.  Additional pre-effective amendments were subsequently filed and the Company’s 1933 Act S-1 Registration Statement and 1934 8-A registration were declared effective by the SEC on August 7, 2009.  The Company has 4,803,338 shares of its common stock registered and expects to have its shares trading on the Over the Counter Bulletin Board (OTCBB) during the fourth quarter of 2009.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form S-1, Registration Statement under the Securities Act of 1933.  In the opinion of Vystar management, these Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ending September 30, 2009 and 2008.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and, as discussed in Note 8, an unsecured related party note receivable.  Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss in 2009 and 2008, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 3,485,000 shares and 3,250,000 shares of common stock for 2009 and 2008, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,523,409 shares and 2,338,939 shares of common stock for 2009 and 2008, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue
Revenue is recognized at the time product is shipped.

Fair Value of Financial Instruments
The carrying value of cash, the note receivable, accounts payable and certain other financial instruments (such as accrued expenses and other current liabilities) included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Subsequent Events
The Company evaluated subsequent events through November 16, 2009 when these financial statements were issued.  We are not aware of any significant events other than what has been disclosed in Note 9 that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our financial position or results of operations.

In June 2006 the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, now included in ASC 740-10, Income Taxes.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, now included in ASC 740. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Effective January 1, 2009, we adopted the provisions of FIN 48 (ASC 740-10), which did not have a material effect on our financial position or results of operations.

Recently Issued Pronouncements

In April 2009, the FASB issued authoritative guidance requiring publicly traded companies to include certain fair value disclosure related to financial instruments in their interim financial statements.  This guidance, which was incorporated into ASC Topic 825, “Financial Instruments,” was effective for interim periods ending after June 15, 2009.

NOTE 2 – OPERATIONS

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant losses and experienced negative cash flow since its inception.  Further, at September 30, 2009, the deficit accumulated during the development stage amounted to approximately $10,321,000.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 – OPERATIONS (CONTINUED)

The Company is still in the development stage at September 30, 2009.  As of November 16, 2009, during 2009 the Company has received approximately $617,000, net of issuance costs, through the issuance of 735,500 shares of common stock, primarily through private placements (Notes 6 and 9) and exercise of warrants. The Company plans to continue raising funds during 2009 through the exercise of outstanding warrants and sale of its common stock in private placements and expects to generate sufficient liquidity to maintain operations until sustained revenue generation occurs.  The Company’s product development is proceeding on schedule and revenue generation has begun on a limited basis during 2009.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate equity investment and acceptance by manufacturers of the Vytex NRL technology and consumer confidence in products manufactured using it.

As a development stage company, our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital which, together with projected revenues, will finance our operations for the next six (6) months.  If our currently outstanding warrants from our last private placement are exercised at a rate consistent with the exercise of warrants from prior offerings, we will have sufficient capital to finance our operations for the next twelve (12) months.  If either our projected revenues or our projected warrant exercises are significantly below our projections, our capital could be depleted in less than six (6) months.  Management believes the current business plan is attractive enough to investors to raise the additional capital necessary to allow the Company to continue as a going concern through September 30, 2010.
.
NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(28,789)	(23,471)

	$9,989	$15,307

Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,856 and $2,153, respectively, and for the nine months ended September 30, 2009 and 2008 was $5,318 and $5,738, respectively.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

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

Patents and trademarks are as follows:

	September 30, 2009	December 31, 2008

Patents	$112,071	$86,884
Accumulated amortization	(11,088)	(8,852)
	100,983	78,032
Trademarks	8,614	5,538

	$109,597	$83,570

Amortization expense for the three months ended September 30, 2009 and 2008 was $745 and $740, respectively, and for the nine months ended September 30, 2009 and 2008 was $2,236 and $2,242, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the nine months ended September 30, 2009 and 2008 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

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

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

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

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

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

During 2009 the Company issued stock purchase warrants to purchase 151,130 shares of common stock at exercise prices ranging from $1.00 to $2.20 in exchange for services rendered, valued at $96,990.  The warrants are exercisable by 2019 and vested immediately.

NOTE 7 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2009 and 2008.  The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because the Company is not publicly traded, the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical, and healthcare supplies) was considered with expected volatility ranging from 23.26% - 39.17%;

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

The Company recorded approximately $81,000 and $40,000 of stock-based compensation expense for the three month periods ended September 30, 2009 and 2008, respectively, and approximately $221,000 and $1,507,000 for the nine month periods ended September 30, 2009 and 2008, respectively, related to employee stock options and stock warrants issued to board members and nonemployees.  Of this, approximately $66,000 and $14,000 for the three month periods ended September 30, 2009 and 2008, respectively, and approximately $126,000 and $1,375,000 for the nine month periods ended September 30, 2009 and 2008, respectively, was related to stock options issued to employees that vested during those periods.  As of September 30, 2009, approximately $1,160,491 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 7 years.

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2009, there were 4,825,000 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.  During the nine months ended September 30, 2009 options to purchase 2,175,000 shares were issued under the Plan, of which 400,000 were forfeited during the period.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the nine months ended September 30:
	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.15%	23.51%
Risk-Free Interest Rate	1.88%	2.68%
Expected Life of Stock Awards - Years	5	5.1
Weighted Average Fair Value at Grant Date	$0.59	$0.68

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2009:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2008	3,400,000	$1.03

Granted	2,175,000	$1.63

Forfeited	(400,000)	$1.63

Outstanding, September 30, 2009	5,175,000	$1.07

Exercisable, September 30, 2009	3,485,000	$1.07

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the nine months ended September 30:

	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	36.87%	22.38%
Risk-Free Interest Rate	1.82%	2.19%
Expected Life of Awards, Years	5	4.3

The following table represents the Company’s warrant activity for the nine months ended September 30, 2009:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2008	2,690,779		$0.85	5.14

Issued in private placement	144,000	$1.00	$1.00
Granted	151,130	$0.64	$1.48
Exercised	(447,500)		$0.12
Expired	(15,000)		$1.00

Outstanding, September 30, 2009	2,523,409		$1.05	4.48

Exercisable, September 30, 2009	2,523,409		$1.05	4.48

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
SEPTEMBER 30, 2009 AND 2008

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

The Company issued warrants for services during the nine months ended September 30, 2009 at exercise prices ranging from $1.00 to $2.20 per share, exercisable over 5 and 10 year periods.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value ($95,585 expense and $1,405 cost of raising capital) was recorded when vesting occurred.

NOTE 8 – RELATED PARTY TRANSACTIONS

Universal Capital Management

On January 31, 2008, the Company entered into a management agreement with Universal Capital Management, Inc. ("UCM"), a venture capital company that invests in development stage companies. Under this agreement, UCM agreed to provide management services, including assistance with strategic planning, investment banking consultation and investor introduction services, and investor relations services for a period of three months, expiring April 30, 2008.  Pursuant to the terms of this agreement, the Company issued UCM warrants, valued at approximately $1,491,000, to purchase 1,000,000 shares of its common stock at an exercise price of $0.01.  These warrants are exercisable in whole or in part at or before January 31, 2013 and vested immediately.  As of September 30, 2009, UCM had exercised warrants to purchase 400,000 shares of the Company’s common stock.

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

As a result of these two agreements, UCM held a beneficial ownership of 10.8% in the Company at September 30, 2009.

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

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Universal Capital Management (Continued)

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

On August 15, 2008, the Company entered into an agreement with Climax which specified the payment terms of the note receivable discussed above.  The significant terms were established as follows:  (A) the note is non-interest bearing, (B) a $25,000 payment to be made on or before September 30, 2008, and (C) equal monthly payments of $5,000 will commence in October 2008.  In the event that Climax attains certain financial thresholds as specified in the agreement, receives new third party equity funding exceeding $20 million on a cumulative basis or Climax is sold or completes an initial public offering, the remaining amount due shall become payable thirty days following the end of the calendar year in which the event occurred.  In any event, the note shall be due and payable in full no later than January 31, 2010.  As of September 30, 2009 all payments due under the agreement had been received by the Company and management determined that all of the $120,000 reserve created in 2007 could be released, based upon payment history and available cash balances.

Officers and Directors

On March 31, 2009, the Company’s four independent directors each received warrants, valued at approximately $12,000, to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.63.  The warrants are exercisable in whole or in part at or before March 31, 2019 and vested immediately.

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

VYSTAR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Officers and Directors (Continued)

The options granted to one of the Board members were forfeited in June 2009 due to resignation from the Board.  That member returned to the Board in September 2009 and was granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.63.  The terms are as discussed in the above paragraph and the options are exercisable in whole or in part before September 30, 2019.

Other

For the nine months ended September 30, 2009, Travis Honeycutt, founding CEO, provided to the Company prospect advisory services in the thread industry and received $27,000 for his services.

At September 30, 2009 and December 31, 2008, the Company has accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  When payment begins, the liability will be satisfied in 24 equal monthly payments.

At December 31, 2008, the Company had a balance payable to Reactive Energy, LLC, a company wholly owned by the Company’s former CEO, for management fees and contract services of $36,453.  The Company satisfied this liability during September 2009.

NOTE 9 – SUBSEQUENT EVENTS

On November 2, 2009 the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock.

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

Generally accepted accounting principles require all share-based payments, including grants of employee stock options and warrants, to be recognized in the financial statements based on their fair values.

We compute the value of awards granted by utilizing the Black-Scholes valuation model based upon their expected lives, expected volatility, expected dividend yield, and the risk-free interest rate. The value of the awards is then straight-line expensed over the service period of the awards.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 with the Three Months Ended September 30, 2008

Revenues

We are a development stage company that has yet to commence significant revenue generating operations.

Operating Expenses

	Three Months Ended
	September 30		$	%
	2009	2008	Change	Change
COST AND EXPENSE
Research and development	$67,557	$61,851	$5,706	9.2%
General and administrative	508,508	438,871	69,637	15.9%
	$576,065	$500,722	$75,343	15.0%

Our operating expenses were $576,065 and $500,722 for the three months ended September 30, 2009 and 2008, respectively, for an increase of $75,343 or 15%. In 2009, $80,938 was recorded for stock-based compensation as well as an additional $40,750 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock issued for future services to non-employees.  This compares with $39,790 for stock-based compensation in 2008 for the same period and $13,787 for amortization of deferred compensation in that period.  The deferred compensation expense for 2008 represents the amortized fair value of warrants issued for future services to non-employees.  The stock-based compensation charges to operations in 2009 and 2008 were primarily for incentive stock options granted under our Incentive Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.

Included in our operating expenses for the three months ended September 30, 2009 was $67,557 for research and development expenses compared to $61,851 for the three months ended September 30, 2008 and $508,508 for general and administrative expenses compared to $438,871 for the same period in 2008.  Without including the effects of the stock-based compensation and amortization of deferred charges discussed above, general and administrative expenses increased $12,477 or 3% compared with 2008.

Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Other Income (Expense)

Other income was $90,983 for the three months ended September 30, 2009, consisting of $1,770 of interest income on cash deposits net of interest expense of $992 and the $90,205 release of a provision for a related party note receivable.  This compares to $7,772 of interest income for the three months ended September 30, 2008 net of $858 interest expense.

Net Loss

Net loss was $484,984 and $493,807 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $8,823 or 1.8% in the net loss.

Comparison of the Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008

Revenues

We are a development stage company that has yet to commence significant revenue generating operations.

Operating Expenses

	Nine Months Ended
	September 30		$	%
	2009	2008	Change	Change
COST AND EXPENSE
Research and development	$195,650	$352,466	$(156,817)	-44.5%
General and administrative	1,491,641	3,732,097	(2,240,456)	-60.0%
	$1,687,291	$4,084,563	$(2,397,272)	-58.7%

Our operating expenses were $1,687,291 and $4,084,563 for the nine months ended September 30, 2009 and 2008, respectively, for a decrease of $2,397,272 or 59%. In 2009, $221,200 was recorded for stock-based compensation as well as an additional $59,134 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock and warrants issued for future services to non-employees.  This compares with $1,506,796 for stock-based compensation in 2008 for the same period and amortization of deferred compensation of $1,513,524.  The stock-based compensation charges to operations in both years were primarily for incentive stock options granted under our Incentive Stock Option Plan to executive officers and independent board members.  They were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.

Included in our operating expenses for the nine months ended September 30, 2009 was $195,650 for research and development expenses and $1,491,641 for general and administrative expenses.  Our research and development expenses were $352,466 for the nine months ended September 30, 2008, a $156,817 or 45% decrease.  Our general and administrative expenses were $3,732,097 for the same period in 2008.  With the stock-based compensation and amortization of deferred charges discussed above excluded from the comparison, general and administrative expenses increased $346,724 or 39% during 2009 compared with 2008 due to legal and accounting fees related to filing our initial registration statement as well as our annual audit fees and increased staffing, public relations and marketing expenses as we continue developing our operations.

Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.  The reduction in research and development expenses for the nine months ended September 30, 2009 from the same period in 2008 resulted primarily from a reduction of $152,805 in stock-based compensation expense for awards to employees and contractors engaged in these activities.

We expect to continue to incur research and development expenses for clinical trials, regulatory submissions, assistance with manufacturing trials, and product enhancements.

General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

We do not expect general and administrative expenses to increase significantly over our 2008 levels.  While we expect to increase the level of corporate and administrative activity, including increases associated with our operation as a public company, and significantly increase expenditures related to the future sales and marketing of our products, these increases will be offset by a reduced level of stock-based compensation from what we experienced during 2008.

Other Income (Expense)

Other income was $130,499 for the nine months ended September 30, 2009, consisting of $12,006 of interest income on cash deposits, the $120,205 release of a provision for a related party note receivable and interest expense of $1,712.  This compares to $14,069 of interest income for the nine months ended September 30, 2008 reduced by $858 interest expense and $54 of other expense.

Net Loss

Net loss was $1,554,164 and $4,071,406 for the nine months ended September 30, 2009 and 2008, respectively, for a decrease of $2,517,242, primarily resulting from the reduction of stock-based compensation and deferred compensation amortization expenses incurred as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $720,987 in cash.

Sources and Uses of Cash

For the nine months ended September 30, 2009 and 2008, net cash used by operations was $1,605,004 and $978,417, respectively.  The negative cash flow for the September 30, 2009 period was primarily the result of the $1,554,164 net loss.  This was reduced by several non-cash charges, primarily the stock-based compensation charges of $221,200 and $59,134 for amortization of deferred compensation.  Releasing $120,205 of the provision on a related note receivable offset the above charges.  The Company made its initial purchases of inventory, in the amount of $73,495, during this period.  Prepaid expenses increased $32,924 primarily from renewal of insurance policies.  An increase in deposits against future inventory purchases of $37,714 offset by an increase in accounts payable of $50,362 and the payment of $36,453 for a related party payable accounted for the majority of the remaining negative cash flow from operations.   The negative cash flow for the nine months ended September 30, 2008 resulted primarily from the net loss of $4,071,406 reduced by non-cash charges related to stock-based compensation expense of $1,528,712 and amortization of deferred compensation of $1,513,524.   Prepaid expenses increased $68,384, primarily from the timing of the insurance policy renewals and were offset by increases in accounts payable of $64,550 due to increased marketing and legal costs as well as accrued expenses of $37,395, primarily from accrued payroll costs.

 Net cash provided by investing activities for the nine months ended September 30, 2009 was $783,136.  This resulted primarily from the maturing in April 2009 of a $750,000 certificate of deposit.  In addition, we received $45,000 in proceeds from a related party note receivable during the period and incurred $11,864 in legal expenses related to our patents and trademarks.  During the nine months ended September 30, 2008, net cash of $482,376 was used by investing activities.  This consisted of the purchase of a $500,000 certificate of deposit, $1,516 in legal expenses related to our patents and equipment purchases of $8,320 reduced by the proceeds of $27,460 from a related party receivable.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $586,200 in proceeds from the sale of common stock and warrants, net of issuance costs of $11,705.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $1,718,577.  We received proceeds from the sale of common stock and warrants of $1,718,577, net of issuance costs of $94,086.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital which, together with projected revenues, will finance our operations for the next six (6) months.  If our currently outstanding warrants from our last private placement are exercised at a rate consistent with the exercise of warrants from prior offerings, we will have sufficient capital to finance our operations for the next twelve (12) months.  If either our projected revenues or our projected warrant exercises are significantly below our projections, our capital could be depleted in less than six (6) months.  We are currently engaged in raising additional capital through a private placement and we believe the current business plan is attractive enough to investors to raise the additional capital necessary to allow the Company to continue as a going concern through September 30, 2010.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK
None

ITEM 4.    CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended September 30, 2009, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Common Stock and Warrant Financings

From July 1, 2009 through September 30, 2009, the Company issued 30,000 and 1,000 shares of common stock upon the exercise of warrants issued prior to July 1, 2009 and during August 2009, respectively, at $1.00 per share.

From July 1, 2009 through September 30, 2009, the Company issued 9,081 warrants to purchase one share of common stock at an exercise price of $1.00 per share, 10,760 warrants to purchase one share of common stock at an exercise price of $1.63 per share, and 1,250 warrants to purchase one share of common stock at an exercise price of $2.20 per share for services rendered to the Company.

(b) Stock Option Grants

From July 1, 2009 through September 30, 2009, the Company issued options to employees and a director and issued options to vendors to purchase an aggregate of 575,000 shares of common stock at an exercise price of $1.63. Vesting is as follows:  400,000 options granted to a director vested 20,000 at grant and 20,000 per quarter beginning with the quarter ending December 31, 2009; 75,000 options vest one-third at grant and one-third on the two subsequent anniversaries of grant date and 100,000 options vest 20% at grant and 20% on the four subsequent anniversaries of grant date.  Through the date hereof, none of such options have been exercised.

(c) Application of Securities Laws and Other Matters

No underwriters were involved in the foregoing sales of securities. The securities described in section (a) of this Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

The issuance of stock options as described in section (b) of this Item 2 were issued pursuant to written compensatory plans or arrangements with the Company’s employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock, warrants and options described in this Item 2 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

VYSTAR CORPORATION

Date: November 16, 2009	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial
and Accounting Officer)