Form 10-K
period 2009-12-31
Vystar Corp
filed 2010-03-29
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File No. 000-53754
VYSTAR CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	20-2027731

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3235 Satellite Blvd.
Building 400, Suite 290 Duluth GA	30096
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 965-0383

Securities registered pursuant to Section 12(b) of the Act:

 NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last private sale price of the registrant’s common shares on such date: $9,556,592. See Item 12.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2010 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	March 29, 2010
Common Stock, $0.0001 Par Value	13,316,524

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Vystar Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2009

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by Vystar Corporation about future events and expectations, including statements in this Annual Report on Form 10-K (the “Report”) contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended ( the “Securities Act”), that involve risks and uncertainties.  For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.  In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report or the statement.  All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements.  Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere.  We urge you to review and consider the various disclosures made by us in this Report, and those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), that attempt to advise you of the risks and factors that may affect our future results.  We qualify any forward-looking statements entirely by these cautionary factors.

The above mentioned risk factors are not all-inclusive.  Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products made with Vytex to virtually undetectable levels. The allergic reactions to untreated latex are a significant detriment affecting numerous individuals globally that use many different products made with NRL. With non-latex products growing at a rapid rate due to these allergy problems, the costs for alternative materials incurred by the manufacturers of these many different products have greatly increased. Nearly all substitute materials are more expensive than NRL – by a factor of five in some cases. We are introducing Vytex NRL, our new “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. We intend for Vytex NRL to become the standard source of latex and latex substitutes, not unlike a standard computer operating system on which many other applications can run. Over 9.7 million tonnes of NRL are produced globally of which just over one million tonnes are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million tonnes are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, catheters and other items. We have started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users to create the pull-through.  This provides a competitive advantage for manufacturers utilizing Vytex NRL, ranging from those who use it as a raw material to those who are using a product that contains NRL, including manufacturers of the end products.

 During the fourth quarter of 2009, we transitioned from the development stage to the operating stage.  This resulted from our completion of substantially all the activities associated with the developmental stage of our business and we are now involved in expanding our operations, particularly increasing market acceptance of Vytex.  We are marketing to multiple industries concurrently, targeting regulated (condoms, surgical and exam gloves) and non-regulated products (foam and non-medical and non-food packaging adhesive) categories to balance the lengthier sales cycles inherent in medical devices with the relative ease of entry in the non-regulated markets.  A manufacturer’s conversion from their standard latex or synthetic raw material to Vytex NRL can be a protracted process, ranging from three to twelve months to complete the sales cycle due to the multiple steps required.  The sales cycle starts with a laboratory analysis of Vytex NRL whereby physical properties and protein levels of the finished goods are tested to ensure it meets the required specifications and then progresses to a full production run on the manufacturer’s equipment.  A manufacturer’s decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance.   If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another three to nine months for testing, filing and agency review.  By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.

Products and Services

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis.  In 2007, over 9.7 million tonnes of NRL were produced globally, of which just over one million tonnes are liquid latex according to the International Rubber Study Group, Singapore, for dipped products (e.g., gloves, condoms, catheters and other products that require multiple layers of the NRL) and other latex end products such as foams, adhesives, etc.    Substantially all of the latex processors are located in Southeast Asia, India, Africa and Central America and are owned by local groups or large multinational corporations.  The typical processor acquires raw NRL (or “field latex”) aggregated from latex plantations. The processors in South East Asia have a worldwide advantage, since latex is predominately a product of that area and labor and water are abundant and inexpensive. However, because of the intrinsic allergenic problems of NRL, the processors’ market volume had been level, if not slightly decreasing, for many years. Significant price and demand increases in NRL have turned the industry into a “sunrise” industry. A sunrise industry indicates a replanting of the natural rubber plantations to keep up with growing worldwide demand. Some reports show a shortage of NRL in the coming decade as demand in developing countries such as China and India continues to grow. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where it is expected the latex industry will grow from 57,000 tonnes produced in 2006 to over 95,000 tonnes by 2016, a 40% increase, according to a report issued by the office of Consulate General of Guatemala, Atlanta, Georgia. This is particularly attractive to U.S. manufacturers of latex products who could potentially see reduced transportation costs and lead times over the usual Asian sources.

Vytex NRL is produced at the latex processor level and can be easily integrated into the current processing environments without additional capital equipment investment.  The protein removal and modification process that leads to Vytex NRL allows manufacturers to lower manufacturing costs with the benefit of reduced protein levels.  We presented a paper on this topic (“technical paper”) at the RAPRA Latex and Synthetic Polymer Dispersions 2010 Conference in Amsterdam in March 2010.   Reduced leaching times and resulting reductions in energy, water and material handling consumption can lead to realized cost savings.  The manufacturing process may occur entirely within a direct manufacturer that takes the NRL in its raw, harvested form all the way through to the final product, such as a large glove manufacturer, but this is rare. More typically, there are several sub-manufacturers fabricating components to be used in final products, such as elastic thread manufacturers selling product to bedding and clothing manufacturers. Although not part of the manufacturing process, the links between the NRL processors and the first manufacturer are independent distributors specializing in NRL, similar to those participating in other agricultural commodity trading.

We signed a Toll Manufacturing Agreement with Revertex (Malaysia), the world’s largest producer of prevulcanized natural rubber latices, in 2008.  Our agreement covers the areas of processing and technical support. Revertex is a non-exclusive, toll manufacturer for us and is in full production mode to manufacture Vytex NRL commercially.

We have two different models for generating revenue. Through our Toll Manufacturing Agreement with Revertex, the concentrated Vytex NRL is produced by Revertex for a fee and we are responsible for marketing and selling it.  We expect this model to be responsible for generating the majority of our revenues over the next five years.  Our initial Vytex NRL product portfolio has two versions, high ammonia (HA) and low ammonia (LA). This model is also applicable for a vertically integrated manufacturer whose operations span the entire manufacturing chain from the latex plantation to finished goods production.  This is commonly found in glove and condom manufacturing, where today several manufacturers located in Thailand, Malaysia and India control their processes from the rubber tree to the end-product.  The revenue stream in this scenario would be the same as for PV (pre-vulcanized) Vytex NRL - the manufacturer pays the company a licensing fee for trademark usage based on volume.  We signed a licensing agreement with GrupoAgroindustrialOccidente, located in Guatemala, in March 2010 based on this model.  GrupoAgroindustrialOccidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries.  Under the agreement, GrupoAgroindustrialOccidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe through the Company’s existing distribution system.

Under our second model, the processor can contract to market and sell a proprietary version of Vytex NRL in a pre-vulcanized form.  In this scenario Revertex uses its own proprietary compound formula to create a new PV Vytex NRL distinctly their own that becomes part of their portfolio of products.  For this, we will be paid a licensing fee by Revertex for the use of the Vytex NRL trademark based on the volume of PV Vytex NRL (PV Vytex) using the Vytex NRL trademark, and also pay us a licensing fee for the Vytex NRL processed.  We currently have a tentative licensing agreement that covers glove production under this model.

We are optimistic that both models will successfully generate revenues for us.  In addition, we entered into a  Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, the leading global distributors of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas.

These agreements eliminate the need for us to create a costly infrastructure along with the other investment and regulatory compliance costs to develop and operate a processing or manufacturing facility. All of these costs are or will be borne by our manufacturing and distribution contractors and/or customers. This means we must show the NRL producers and product manufacturers the economic value proposition of including Vytex NRL in their product lines, hence the technical paper presented in Amsterdam in March of 2010.  In addition, as an all natural raw material, Vytex NRL puts the main component in gloves, etc. back in the environmentally friendly arena.

Competition

Traditional users of NRL as a product component have been seeking and developing alternative synthetic raw materials.  Currently, it is estimated that NRL processors have lost one-half the overall latex market to synthetic latex, despite the higher costs and recent capacity issues of these synthetic materials.  Base synthetic feedstocks such as ethylene, propylene and styrene are expected to stabilize in both pricing and supply over the next 12-18 months, however, pricing will remain approximately 60% higher than 2003 prices.  Butadiene users will continue to see short supply and pricing volatility through 2010, according to Chemical Market Associates, Inc., a national petrochemical consulting group  in their report “Synthetic Latex Feedstocks: Can It Get Any Worse?”, presented at the International Latex Conference, July 2008, Cleveland, Ohio.   Butadiene is the feedstock most commonly found in synthetic exam gloves and a component of synthetic latex foams.   These facts, coupled with the easy transition to the process to manufacture Vytex NRL, make it very attractive for the processors to regain lost business.

Several attempts, including new source crops, synthetic latices and various treatment methods, have been made to eliminate problem proteins from Hevea NRL by biological, physical and/or chemical methods that act on proteins.  One approach has been to introduce the latex articles to multiple leaching steps and chlorination.  While it does reduce the protein levels in the finished product, it weakens the latex film thus compromising the desirable physical properties of the product.  Another attempt to reduce proteins in NRL is the use of proteolytic enzymes to degrade the proteins in the latex solution but this approach introduces another protein (the enzyme) to the latex, which may itself be allergenic.  Attempts to commercialize two other non-Hevea NRL materials have been made in the United States; guayule rubber latex and Taraxacum kok-saghyz, also known as the Russian dandelion.  These materials are reported to be higher in cost compared to natural rubber latex and presently are available only in limited quantities.

Intellectual Property

We have two issued patents, one pending patent application and one provisional patent filed with the United States Patent and Trademark Office (USPTO) protecting our manufacturing process and latex composition. We also have filed two applications for international patent protection pursuant to the Patent Cooperation Treaty (PCT), which enable us to preserve patent rights in all PCT member countries around the world and are discussed below. The first U.S. issued patent was issued on June 14, 2005 as U.S. Patent 6,906,126.  In April 2005, we filed a continuation in part of our previously granted patent, which was approved by the USPTO in October 2005, and was ultimately filed on June 6, 2006 as U.S. Patent 7,056,970.  All 13 originally filed claims were allowed in this patent that issued June 2006. We have sought international patent protection of our U.S. patent number 7,056,970 pursuant to the PCT, and were issued PCT patent No.: PCT/US2005/025018.  This international patent has been filed and nationalized in the European Union (EU) as well as in China, Hong Kong, Japan, Sri Lanka, India, Canada, South Africa, and back into the US with enhanced claims to expand our protection to both method and composition claims. Additionally, we filed a patent application directly into Thailand for this patent application. We expect patents in these countries to be issued without objection.

Our currently pending U.S. patent application, Serial No. 12/356,355 was filed on January 20, 2009 and reflects new developments we discovered in the composition of our Vytex NRL in various respects and with various finished products.  This US patent application has also been filed as an international PCT patent application, No. PCT/US2009/031445. We intend to nationalize this patent application in 2010/2011 into the various countries as we did with the first PCT.  Additionally, we have filed a provisional patent application on March 16, 2010 with the USPTO Serial No. 61/314,455 to preserve patent rights in our R&D, composition advancements and documented manufacturing cost savings, which were the subject of our published papers and presentations at the Smithers RAPRA’s Sixth International Latex & Synthetic Polymer Dispersions Conference in Amsterdam on March 24, 2010.  We intend to convert this provisional application into a full utility patent application within twelve months with the USPTO.

We applied for trademark protection for “Vystar”, “Vytex” and our tagline “Created by Nature. Recreated by Science.” in the U.S. and we intend to file internationally for trademark protection.  All three of these trademarks have been officially allowed, and we received the official statement and certificates of allowance from the USPTO in August 2009.  No assurance can be given that such trademark protection will provide substantial protection from competition.  We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of its patents and trademarks.

Research and Development

Vytex NRL has produced results on finished products that are both “below detection” and “not detectable”, and these results have been reproduced in subsequent tests.  From inception through December 31, 2009, Vystar's research and development costs have been approximately $2.3 million, with an additional $43,000 budgeted for continued efforts in 2010.  These efforts past and future have been and will continue to be patented and/or trademarked.  As of December 31, 2009, Vystar has expended since inception approximately $128,000 on such patent and trademark costs and has budgeted approximately $12,000 more for the year ended December 31, 2010 to continue to pursue and maintain its patents and trademarks around the world.

Government Regulation

In the United States, healthcare and many food and food-based packaging products are subject to regulation by the Food and Drug Administration (FDA).  We do not believe that Vystar is subject to regulation by the FDA due to the fact that it does not manufacture a finished medical device or other product, but only provides Vytex NRL as a component or raw material to healthcare or other product manufacturers.  However, there will be FDA regulation of the labeling of healthcare and food-based packaging products that are produced with Vytex NRL. Additionally, the FDA prohibits the use of the term “hypoallergenic” on any natural rubber latex product it regulates.  In order to make any such claim, the latex product manufacturer must seek a waiver from the FDA of such regulatory prohibitions.  Commentary by the FDA in its guidance documents and other rulings indicate that the prohibition on the use of the “hypoallergenic” label is based, at least in part, on the fact that, although the use of the term “hypoallergenic” in such labeling may be intended to indicate that the risk of allergic reaction to residual levels of processing chemicals has been reduced, consumers may interpret the labeling to mean that the risk of allergic reactions to any component in the device would be minimal.  Thus the hypoallergenic label is deemed misleading.  There can be no assurance, however, that we will succeed in securing FDA approval for any claim regarding the “hypoallergenic” or reduced allergy potential of latex produced with the Vytex NRL process.  Failure to secure, if required, such FDA approval, could delay or otherwise detrimentally affect our introduction to natural rubber latex healthcare and/or food packaging products regulated by the FDA.  Notwithstanding, the medical or food packaging manufacturer will be able to use the Vytex NRL trademark on its label if size permits to indicate only that the Vytex NRL component was used in the production of the healthcare product, and no further claim is asserted.  We believe that we will be able to provide sufficient testing data to the FDA to support our claim with respect to the natural rubber latex antigenic proteins present in Vytex NRL.

On May 1, 2009, Vystar and Alatech Healthcare, LLC (“Alatech”), a major United States condom manufacturer, received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy™ condom manufactured with Vytex NRL. The Envy condom is the first medical product available in the United States made from Vystar’s patented Vytex NRL, which has less than 2 micrograms/dm 2, virtually undetectable levels, of the antigenic proteins that can cause an allergic response, while retaining and improving upon all the desirable qualities of latex. The Envy condom carries labeling that reflects the lowest antigenic protein content currently available in a natural rubber latex medical device in the United States.

On July 22, 2009, Vystar and Alatech further received 510(k) clearance from the FDA to market and sell Alatech's unpowdered medical exam glove manufactured with Vytex NRL. The Alatech exam glove will include labeling of less than 50 micrograms/gram of total proteins.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature, but is subject to commodity pricing.  Our product is a commodity-based raw material and prices for such material fluctuate from day-to-day.

Employees

As of December 31, 2009, we had four full-time employees and one part-time employee, four of which were employed at our corporate headquarters in Atlanta, GA.  We had three full-time employees engaged primarily in sales and marketing, one of which includes research & development responsibilities with his sales activities.  Finance and administration were the primary activities for the remaining full-time employee and the part-time employee.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003.  Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal executive offices are located at 3235 Satellite Boulevard, Building 400, Suite 290, Duluth, Georgia 30096, and our telephone number is 770-965-0383. Our website address is www.vytex.com.  The information contained on, or that can be accessed through, our website is not a part of this Report. We have links on our website to reports, information statements, and other information that we file electronically with the Securities and Exchange Commission, or SEC, at the Internet website maintained by the SEC, www.sec.gov.  In addition to visiting our website and the SEC’s website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

We have had very limited revenues in our history and have just transitioned from the development stage to the operational stage during the fourth quarter of 2009.  We are still in the relatively early stages of implementing our business plan; our financial success will be dependent upon the soundness of our business concept and our management’s ability to successfully and profitably execute our plan.

While we anticipate that revenues will grow from what we achieved in 2009, our limited operating history makes it difficult to evaluate our business.  We expect to make significant future expenditures to develop and expand our business. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

Our business does not presently generate the cash needed to finance our current and anticipated operations. At December 31, 2009 we had $780,147 cash on hand and an accumulated deficit of $10,872,122.  We plan to finance our operations for the next twelve (12) months through the use of cash on hand, increased revenues, and raising capital through a private placement and stock warrant exercises from existing shareholders..  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

Operating results could fluctuate and differ considerably from our financial forecasts.

Our business model is based on assumptions derived from (i) the experience of the principals of the Company, and (ii) third party market information and analysis. There are no assurances that these assumptions will prove to be valid for our future operations or plans.

Our operating results may fluctuate significantly as a result of a variety of factors, including:
•	Acceptance by manufacturers of the Vytex Natural Rubber Latex technology;
•	Our ability to achieve and sustain profitability;
•	Consumer confidence in products manufactured using our Vytex Natural Rubber Latex technology.

Our business is totally dependent on market demand for, and acceptance of, the Vytex Natural Rubber Latex process.

We expect to derive most of our revenue from the sales of our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL and/or their distributors. We will pay natural rubber latex processors a fee for the service of manufacturing and creating Vytex NRL for us under our toll manufacturing agreement. Conversely, Vystar will collect a fee under the licensing model. Our Vytex NRL product is new and operates within broad, diverse and rapidly changing markets. As a result, widespread acceptance and use of product is critical to our future growth and success. If the market for our product fails to grow or grows more slowly than we currently anticipate, demand for our product could be negatively affected.

Our ability to generate significant revenues is substantially dependent upon the willingness of consumers to make discretionary purchases and the willingness of manufacturers to utilize capital for research and development and the retooling of their manufacturing process, both of which are impacted by the state of the economy.

The current state of the world economy has and likely will in the future impact upon our ability to increase revenues.  Certain of the products that we anticipate will be manufactured with our Vystar NRL process, such as mattresses and sponge products, are considered discretionary consumer purchases which decline during economic downturns.  Additionally, certain manufacturers who might otherwise utilize the Vytex NRL process in the manufacturing of products with NRL have determined not to expend capital to complete the research of the Vytex NRL process or to retool their manufacturing process because of the general downturn in the economy.  While we are beginning to see signs that the economy is improving and manufacturers are becoming more willing to consider the use of the Vytex NRL process, the state of the economy has delayed our generation of significant revenue and will likely continue to impact our revenues in the future.

Assertions by a third party that our process infringes its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible as an operating company, the possibility of intellectual property rights claims against us may grow.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our process, require us to pay damages, require us to obtain a license or require that we stop using technology found to be in violation of a third party’s rights or procure or develop substitute services that do not infringe, which could require significant resources and expenses.

The market in which we will participate is competitive and if we do not compete effectively, our operating results may be harmed.

The markets for our product are competitive and rapidly changing. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance.

While early interest was strong in a new innovative product in the natural rubber latex industry, pricing and regulatory approvals remain a key selling factor especially in the exam glove arena. There is no manufacturer signed to date that has accepted Vytex NRL into its product mix.

Our revenues will vary based on fluctuations in commodity prices for NRL.

NRL is a commodity and, as such, its price fluctuates on a daily basis.  As a result, our revenues may also fluctuate either upward or downward based on such price fluctuations, over which we have no control.   Such fluctuations could have an adverse effect on our revenues.

While Vytex NRL has received 510(k) clearance from the FDA for condoms and exam gloves, there is no assurance that future applications will be cleared.

In order for Vytex to be used in medical device applications, the manufacturer of the end product must submit an application to the FDA.  If the device is classified by the FDA as Class II (e.g., condoms, surgical gloves, and most non-cardiac and non-renal/dialysis catheters) and in some cases Class I (e.g., exam gloves), a 510(k) application must be filed with the FDA seeking clearance to market the device based on the fact that there is at least one other predicate or similar device already marketed.  If the product is classified as a Class III product (e.g., most cardiac and renal/dialysis catheters, certain adhesives and other in vivo devices), or is otherwise a new device with no predicate on the market already, then the manufacturer of the end product must submit a Pre-Market Approval (“PMA”) application seeking approval by the FDA to market the device.  The PMA approval process is much more in depth and lengthy and requires a greater degree of clinical data and FDA review than does a 510(k) clearance process.

Since Vytex is a raw material and not an end-product, Vystar is not the entity that files with the FDA for any clearance or approval to market a device.  Instead, the end-product manufacturers who will be selling and marketing the device(s) must submit applications and seek FDA clearance or approval depending upon the device classification.  Vystar’s role in this process is only as a background support to the manufacturers to supply information and any technical or test data regarding the Vytex raw material if and to the extent needed.

An American manufacturer of condoms and exam gloves has been engaged in production work and has completed required testing and received FDA clearance for using Vytex NRL in their condom and exam glove lines. Notwithstanding such approvals, we have no assurance that future products will provide acceptable test results and even if they do, there is no certainty that the FDA will approve the applications.

Vystar may seek to have lower protein claims than what is currently on the market today for exam gloves, and may ultimately seek to have latex warnings removed from or modified on all FDA-regulated products, but it cannot guarantee that either of such actions will be approved by the FDA.

The FDA scrutinizes heavily any and all claims categorizing the protein levels and other claims of a NRL product. Currently, the FDA has allowed claims only stating the level of less than 50 micrograms/gram of total extractable proteins pursuant to only one of two FDA-recognized standards on exam or surgical gloves. Vystar intends to claim protein levels pursuant to both of the two FDA-recognized standards, which will result in claiming the lowest level of antigenic proteins for a Hevea NRL product currently on the market. Although the FDA has cleared such claims on the condom using Vytex NRL, the FDA rejected those claims for the exam glove. There is no guarantee that the FDA will ultimately or ever allow these claims on an exam glove.

Additionally, for many years, the FDA has required warnings on products containing latex due to the latex allergy issue that exists. Vystar plans on petitioning the FDA to have that label removed from or modified on products manufactured with Vytex NRL, by filing a Citizen’s Petition. Such Petition is likely to require clinical test results indicating acceptable allergic reactions associated with Vytex NRL. There are no assurances that the FDA will grant that request.

Manufacturers are implementing trials of Vytex NRL in their facilities but final data are not yet available from all these manufacturers on its viability for their particular environments.

Samples of Vytex NRL have been made available to over 50 natural rubber latex and latex substitute end product manufacturers. Since the completion of the Vytex NRL Standard Operating Procedures (SOPs), Vystar has been in full production at Revertex Malaysia. Manufacturers that have signed a sampling agreement with us have been provided with samples of Vytex NRL for validating its use in their manufacturing processes. To date, a number of manufacturers have completed those runs and feedback is somewhat minimal at this point in various industries. Although most feedback received to date is positive, there is no assurance that such feedback will continue to be satisfactory.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.  Consequently, shareholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.  Investors seeking cash dividends should not purchase our common stock.

There is no assurance that any significant public market for our shares of common stock will develop.

While our shares of common stock have been approved for trading on the OTC Bulletin Board under the symbol “VYST”, there is currently no significant public market for our common stock and there is no assurance that there will be any such significant public market for our common stock in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located in approximately 2,500 square feet of leased office space in Duluth, Georgia, a suburb of Atlanta.  The term of the lease ends in December 2010.

Although we believe that our current space is adequate for the foreseeable future, if additional office space is required, we believe that suitable space will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded in the United States on the Over the Counter Bulletin Board (OTCBB) under the symbol “VYST.”  The following table shows the range of high and low closing prices for our common stock since it began trading on December 10, 2009.

	High	Low

December 31, 2009

Fourth Quarter	$2.10	$1.00

Holders

As of March 29, 2010, there were 251 holders of record of the Company’s common stock.

Dividends

We have never paid or declared any cash dividends on our common stock and we do not intend to pay or declare dividends on our common stock in the near future.  We presently expect to retain any future earnings to fund continuing development and growth of our business.  Our payment of dividends is subject to the discretion of our board of directors and will depend on earnings, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Private Placements

Vystar completed a private placement of its common stock and warrants to purchase common stock to accredited investors that ended in May 2009. In the offering, the Company issued a total of 1,477,000 shares of its common stock at a price of $2.00 per share. For each two (2) shares of common stock purchased, the investor received a warrant to purchase one (1) share of our common stock at $1.00 per share for a period of two (2) years from the date of issue.  During the fiscal year ended December 31, 2009 288,000 shares of such common stock and warrants to purchase 144,000 shares of our common stock were issued.

On November 2, 2009 the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock.  During the fiscal year ended December 31, 2009 the Company received $430,000 and issued 215,000 shares of common stock and warrants to purchase an additional 215,000 shares of common stock.  From January 1, 2010, through March 29, 2010, the Company received $245,000 and issued 122,500 shares of common stock and warrants to purchase an additional 122,500 shares of common stock.

During 2009 the Company issued stock purchase warrants to purchase 189,735 shares of common stock at exercise prices ranging from $1.00 to $2.20 in exchange for services rendered to the Company.

During 2009 the Company issued 100,000 shares of its common stock for services rendered to the Company.

Stock Option Grants

During 2009 the Company issued options to certain employees, directors and consultants to purchase an aggregate of 2,175,000 shares of common stock, of which 400,000 were later forfeited, at an exercise price of $1.63 per share. Through the date hereof, none of such options have been exercised.

Application of Securities Laws and Other Matters

No underwriters were involved in the foregoing sales of securities. The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

The issuance of stock options as described above were issued pursuant to written compensatory plans or arrangements with the Registrant’s employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock, warrants and options described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of our results of operations should be read in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Report.  This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements.  Although we believe that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved.  Please refer to the discussion of forward-looking statements included in Part I of this Report.

Overview

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

We are the creator and exclusive owner of the innovative technology to produce Vytex NRL. This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  We have started to introduce Vytex NRL, our new “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. We plan to produce Vytex through toll manufacturing and licensing agreements and have started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.

We are no longer a development stage company, having transitioned to the operating stage during the last quarter of 2009.  Our primary focus now is increasing market-acceptance for Vytex NRL and accordingly, increasing sales.  With this change in our status, we expect that our financial condition and results of operations will undergo substantial change from what we experienced as a development stage company.  In addition to recording both revenue and expense from product sales, we expect to incur increased costs for sales and marketing expenses. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Stock-based Compensation
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

Income Taxes
We account for income taxes using the assets and liability method.  This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rate to use in the state in which we are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.  We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us.  As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2009.  We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

RESULTS OF OPERATIONS

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues

	Year Ended
	December 31		$	%
	2009	2008	Change	Change

Revenues	$50,933	$227	$50,706	N/M ("not meaningful")

We transitioned to an operating company during the fourth quarter of 2009 but were still a development stage company at the end of 2008 and had yet to commence significant revenue generation.  This is why the percentage increase in net revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 is not meaningful.  All of our revenues for the periods shown above have been generated through product sales.

Operating Costs and Expenses

	Year Ended
	December 31		$	%
	2009	2008	Change	Change
OPERATING COSTS AND EXPENSES
Cost of revenues	$54,353	$-	$54,353	N/M
Research and development	223,102	403,196	(180,094)	-44.7%
Sales and marketing	676,370	473,337	203,033	42.9%
General and administrative	1,332,890	3,785,612	(2,452,722)	-64.8%
	$2,286,715	$4,662,145	$(2,375,430)	-51.0%

Cost of revenues consists primarily of product and freight costs.

Research and development expenses decreased 44.7%, or $180,094, to $223,102 for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.  The decrease represents the change in our focus from developing Vytex to gaining market acceptance of it and we expect our research and development expenses to decrease to less than $50,000 during 2010.

Sales and marketing expenses increased 42.9%, or $203,033, to $676,370 for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Sales and marketing expenses include the costs of sales and marketing personnel and their related travel and support costs and the costs of our marketing and public relations programs.  This increase is primarily attributable to adding sales and marketing personnel and other marketing costs generated in developing market recognition for our company and brand recognition for Vytex.  We expect our sales and marketing expenses to continue with substantial increases, year over year, as we expand our markets for Vytex.

General and administrative expenses decreased 64.8%, or $2,452,722, to $1,332,890 for the year ended December 31, 2009 compared to the year ended December 31, 2008.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.  This decrease is primarily attributable to a reduction in stock-based compensation expense and amortization of deferred compensation.  Stock-based compensation expense decreased 84% in 2009 to $209,200 from $1,321,170 for the year ended December 31, 2008.  Amortization of deferred compensation decreased $1,426,841 or 93.4% to $100,469 for the year ended December 31, 2009 from $1,527,312 for the year ended December 31, 2008.  The deferred compensation expense represents the amortized fair value of warrants and common stock issued for future services to non-employees.

In total, we recognized $299,084 in stock-based compensation expense in 2009 compared with $1,660,776 in 2008, an 82% reduction.  These charges were primarily for stock options granted under our Long-Term Incentive Compensation Plan to executive officers and directors and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.

We expect general and administrative expenses to increase a minimal amount during 2010 due to the increased costs associated with being a publicly held company for an entire year.

Other Income (Expense)

Other income was $130,135 for the year ended December 31, 2009, consisting of $13,065 of interest income on cash deposits net of interest expense of $3,135 and the $120,205 release of a provision for a related party note receivable, as discussed in Note 10 to the financial statements.  This compares to $22,930 of interest income for the year ended December 31, 2008 net of $1,031 interest expense.

Net Loss

As a result of the factors described above, the net loss decreased $2,534,426 to $2,105,647 for the year ended December 31, 2009, compared to $4,640,073 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had current assets of $1,213,519, including cash of $780,147, and $296,702 in current liabilities, or working capital of $916,817.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.

Cash used in operating activities was $2,031,106 for the year ended December 31, 2009 as compared to $1,389,781 for the year ended December 31, 2008.  During the year ended December 31, 2009, cash used in operations was primarily due to the net loss for the year of $2,105,647, net of non-cash related add-backs of stock-based compensation expense, reversal of provision on related party note receivable, and amortization of deferred compensation.  The remaining more significant operating activities that used cash in 2009 were $140,827 for inventory purchases and payment of a related party payable, $36,453.

Cash provided by investing activities was $791,868 during the year ended December 31, 2009, as compared to cash used of $731,761 during the year ended December 31, 2008.  During the year ended December 31, 2009, we received $750,000 when a certificate of deposit matured, that had been purchased in 2008, and we received proceeds of $60,000 from a related party note receivable.  We incurred $18,132 in costs related to our patents.

Cash provided by financing activities was $1,062,730 during the year ended December 31, 2009, as compared to cash provided of $2,505,020 during the year ended December 31, 2008.  These were the proceeds we received from the sale of common stock and the exercise of warrants, net of issuance costs of $35,269 for the year ended December 31, 2009.

Based on our current financial projections, we believe we can finance our future operations through our cash on hand, increased revenues and raising capital though a private placement and stock warrant exercises from existing shareholders.  We expect sales in 2010 to continually increase as our product continues to gain market acceptance and we believe our current business plan is attractive enough to investors to raise additional capital so that we will have adequate working capital to fund our operations through December 31, 2010.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur approximately $2 million of cash expenditures for our operating expenses over the next 12 months.  This includes almost $800,000 in both personnel costs and general and administrative expenses, including professional fees. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our financial statements, see Note 1 of the Notes to Financial Statements.

Income Taxes

Due to a required change in the applicable accounting standards, the Company adopted a new recognition threshold for income tax benefits arising from uncertain positions effective January 1, 2009.  Generally accepted accounting principles in the United States of America (“GAAP”) prescribe a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.  We recognized tax benefits from all tax positions we have taken, and there has been no material adjustment to any carryforwards, NOL or R&D credits, as a result of implementing the new standard.  There were no material unrecognized tax benefits and related tax liabilities at December 31, 2009.  In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of December 31, 2009 and 2008, we have no accrual requirement for interest or penalties related to uncertain tax positions.  Accrued interest relating to uncertain tax positions would be recorded as interest expense and penalties related to uncertain positions would be recorded and general and administrative expenses.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject.  Additionally, upon inclusion of the NOL and R&D credit carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vystar Corporation

We have audited the accompanying balance sheets of Vystar Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 29, 2010

Vystar Corporation
Balance Sheets
As of December 31

	2009	2008
ASSETS

CURRENT ASSETS
Cash	$780,147	$956,655
Investments	-	750,000
Accounts receivable	25,678	-
Inventory	140,827	-
Prepaid expenses	97,483	44,938
Note receivable due from related party, net of allowance for uncollectible amount of $ 0 and $120,205 at December 31, 2009 and 2008, respectively	137,949	60,000
Other	31,435	1,217
TOTAL CURRENT ASSETS	1,213,519	1,812,810

PROPERTY AND EQUIPMENT, NET	8,104	15,307

OTHER ASSETS
Patents and trademarks, net	115,975	83,570
Note receivable due from related party, net of current portion shown above	-	17,744
Other	5,887	5,887

TOTAL ASSETS	$1,343,485	$1,935,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$128,888	$104,038
Accounts payable - related party	-	36,453
Accrued expenses	127,922	99,615
TOTAL CURRENT LIABILITIES	256,810	240,106

LONG-TERM LIABILITIES	47,399	12,574

TOTAL LIABILITIES	304,209	252,680

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 13,042,774 and 11,951,774 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,304	1,195
Additional paid-in capital	11,994,522	10,466,302
Deferred compensation	(84,428)	(18,384)
Accumulated deficit	(10,872,122)	(8,766,475)
TOTAL STOCKHOLDERS' EQUITY	1,039,276	1,682,638

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,343,485	$1,935,318

The accompanying notes are an integral part of these financial statements.

Vystar Corporation
Statements of Operations
For the Years Ended December 31

	2009	2008

REVENUES	$50,933	$227

COST OF REVENUES	54,353	-
Gross Profit (Loss)	(3,420)	227

OPERATING EXPENSES
Sales and marketing	676,370	473,337
General and administrative	1,332,890	3,785,612
Research and development	223,102	403,196
Total Operating Expenses	2,232,362	4,662,145

LOSS FROM OPERATIONS	(2,235,782)	(4,661,918)

OTHER INCOME (EXPENSE)
Interest income	13,065	22,930
Interest expense	(3,135)	(1,031)
Reversal of provision for note receivable from related party	120,205	-
Other expense	-	(54)

NET LOSS	$(2,105,647)	$(4,640,073)

Basic and Diluted Loss per Share	$(0.17)	$(0.40)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	12,467,732	11,522,901

The accompanying notes are an integral part of these financial statements.

Vystar Corporation
Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Ending Balance, December 31, 2007	15,148,320	$1,515	$4,699,545	$-	$(4,126,402)	$574,658

Common stock issued in private placement memorandum at $1.50/share during 2008, net of issuance costs of $375 cash	5,000	-	7,125	-	-	7,125
Contribution of founder's stock	(4,900,000)	(490)	490	-	-	-
Common stock issued for services rendered during 2008, valued at $1.00/share, net of issuance costs of $4,080 non-cash	64,080	6	59,994	-	-	60,000
Common stock issued for services rendered during 2008, valued at $1.50/share	1,333	-	2,000	-	-	2,000
Common stock issued for services rendered during 2008, valued at $1.63/share	3,374	1	5,499	-	-	5,500
Common stock issued for services rendered during 2008, valued at $2.00/share	10,500	1	20,999	-	-	21,000
Common stock issued in private placement memorandum at $2.00/share during 2008, net of issuance costs of $91,371 cash and $17,162 non-cash	1,189,000	119	2,286,509	-	-	2,286,628
Common stock issued for exercise of warrants during 2008, net of issuance costs of $7,317 cash	430,167	43	211,224	-	-	211,267
Share-based compensation to employees vested during 2008	-	-	1,572,276	-	-	1,572,276
Share-based payments for services vested during 2008, net of issuance costs of $21,916 non-cash	-	-	1,545,695	(1,545,695)	-	-
Amortization of deferred compensation during 2008	-	-	-	1,527,311	-	1,527,311
Forgiveness of debt by founder	-	-	54,946	-	-	54,946
Net loss	-	-	-	-	(4,640,073)	(4,640,073)
Ending Balance, December 31, 2008	11,951,774	1,195	10,466,302	(18,384)	(8,766,475)	1,682,638

Common stock issued with warrants in private placement memorandum at $2.00/share during 2009, net of issuance costs of $34,394 cash	503,000	50	971,556	-	-	971,606
Common stock issued for exercise of warrants during 2009, net of issuance costs of $875 cash	488,000	49	91,076	-	-	91,125
Common stock issued for services vested during 2009, valued at $1.63/share	100,000	10	162,990	(163,000)	-	-
Share-based compensation to employees vested during 2009	-	-	184,550	-	-	184,550
Share-based payments for services vested during 2009, net of issuance costs of $1,751 non-cash	-	-	118,048	(3,514)	-	114,534
Amortization of deferred compensation during 2009	-	-	-	100,470	-	100,470
Net loss	-	-	-	-	(2,105,647)	(2,105,647)
Ending Balance, December 31, 2009	13,042,774	$1,304	$11,994,522	$(84,428)	$(10,872,122)	$1,039,276

The accompanying notes are an integral part of these financial statements.

Vystar Corporation
Statements of Cash Flows
For the Years Ended December 31

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,105,647)	$(4,640,073)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	299,084	1,660,776
Reversal of provision on related party note receivable	(120,205)	-
Amortization of deferred compensation	100,469	1,527,312
Forgiveness of debt by founder	-	54,946
Depreciation	7,203	7,928
Amortization	2,982	2,991
(Increase) decrease in assets
Accounts receivable	(25,678)	-
Inventory	(140,827)	-
Prepaid expenses	(69,801)	(50,374)
Other	(30,218)	13,783
Increase (decrease) in liabilities
Accounts payable	24,850	87,124
Accounts payable - related party	(36,453)	-
Accrued expenses	28,307	(51,039)
Other	34,828	(3,155)

Net cash used in operating activities	(2,031,106)	(1,389,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity (purchase) of investment	750,000	(750,000)
Proceeds on related party note receivable	60,000	42,460
Cost of patents	(18,132)	(15,901)
Purchase of equipment	-	(8,320)

Net cash provided by (used in) investing activities	791,868	(731,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	1,062,730	2,505,020

Net cash provided by financing activities	1,062,730	2,505,020

NET (DECREASE) INCREASE IN CASH	(176,508)	383,478

CASH - BEGINNING OF YEAR	956,655	573,177

CASH - END OF YEAR	$780,147	$956,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR
Interest	$3,135	$1,032

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Patents - shares for services
During 2008, 50,000 shares valued at $50,000 were issued for legal services rendered to obtain a patent

The accompanying notes are an integral part of these financial statements.

Vystar Corporation
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL, its new “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves. The Company plans to produce Vytex through toll manufacturing and licensing agreements and has started introducing Vytex NRL into the supply channels with targeted marketing campaigns directed to the end users.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL.  Revertex is a non-exclusive, toll manufacturer for Vystar.

Vystar LLC, the predecessor to the Company, was formed February 2, 2000, as a Georgia limited liability company. The Company’s operations under the LLC entity were focused substantially on the research, development and testing of the Vytex NRL process, as well as attaining intellectual property rights. In 2003, the Company reorganized as Vystar Corporation, a Georgia corporation, at which time all assets and liabilities of the limited liability company became assets and liabilities of Vystar Corporation, including all intellectual property rights, patents and trademarks.

Development Stage
Since inception as Vystar LLC on February 2, 2000 through the period ending September 30, 2009, the Company’s activities were devoted primarily to the development of NRL and the raising of capital. Vystar Corporation was considered a development stage company as defined under accounting principles generally accepted in the United States of America (“GAAP”) during that period.  The Company transitioned to the operational stage from the development stage during the final quarter of 2009; with that change, Vystar’s primary focus changed to increasing market acceptance for NRL and accordingly, increasing sales.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash, accounts receivable and, as discussed in Note 10, an unsecured related party note receivable.  Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  To date, we have not provided for any uncollectible amounts through a charge to earnings as all balances are believed to be fully collectable.  We grant credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment
Property and equipment is stated at cost.  Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 years.

Patents and Trademarks
Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO) as well as an international PCT (Patent Cooperation Treaty) patent.  Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically 20 years.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” during 2009 and 2008.  Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized.  Instead, they are evaluated for impairment as described below.

Impairment of Long-lived Assets
Long-lived assets, including property and equipment and intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount that the carrying amount of the asset exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, investments, note receivable due from related party, accounts payable and accrued expenses.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities.

In specific circumstances, certain assets and liabilities are reported or disclosed at fair value.  Fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the Company's principal market for such transactions.  If there is not an established principal market, fair value is derived from the most advantageous market.

Valuation inputs are classified in the following hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 inputs are directly or indirectly observable valuation inputs for the asset or liability, excluding Level 1 inputs.
•	Level 3 inputs are unobservable inputs for the asset or liability.

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs.  Acceptable valuation techniques include the market approach, income approach, and cost approach.  In some cases, more than one valuation technique is used.

Investments
At December 31, 2008 the Company held a certificate of deposit in the amount of approximately $750,000 which matured April 11, 2009.

Income Taxes
The Company follows the asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences or carryforwards are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences becomes deductible.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
The Company presents basic and diluted earnings per share.  Because the Company reported a net loss in 2009 and 2008, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 3,565,000 shares and 3,287,500 shares of common stock for 2009 and 2008, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,627,764 shares and 2,690,779 shares of common stock for 2009 and 2008, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues
The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Revenue is recognized at the time product is shipped and title passes to the customer.

Cost of Revenues
Cost of revenues consists primarily of product and freight costs.

Research and Development
Research and development costs are expensed when incurred.  Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Recently Adopted Pronouncements

In April 2009, the FASB issued authoritative guidance requiring publicly traded companies to include certain fair value disclosure related to financial instruments in their interim financial statements.  This guidance, which was incorporated into ASC Topic 825, “Financial Instruments,” was effective for interim periods ending after June 15, 2009.  It did not affect our financial position, cash flows, or results of operations and we have included the required disclosures within these financial statements.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant losses and experienced negative cash flow since its inception.  Further, at December 31, 2009, the accumulated deficit amounted to approximately $10,872,000.

Vystar was in the development stage for most of 2009, transitioning to the operational stage in the final quarter of the year.  At December 31, 2009, the Company had cash of approximately $780,000.  Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement and stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2010 to continually increase.

The Company also is currently engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders.  Year-to-date through March 29, 2010, the Company has raised additional capital of approximately $250,000 and $30,000 through the private placement and stock warrant exercises, respectively.  The Company plans to raise an additional $1,325,000 from the private placement in 2010.  Based on current financial projections, management believes that the Company will have adequate working capital to funds its operations and satisfy its liabilities through December 31, 2010.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2009	2008

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(30,674)	(23,471)

	$8,104	$15,307

Depreciation expense for the years ended December 31, 2009 and 2008 was $7,203 and $7,928, respectively.

NOTE 4 – PATENTS AND TRADEMARKS

Patents and trademarks are as follows at December 31:

	2009	2008

Patents	$118,737	$86,884
Accumulated amortization	(11,834)	(8,852)
	106,903	78,032
Trademarks	9,072	5,538

	$115,975	$83,570

Amortization expense for the years ended December 31, 2009 and 2008 was $2,982 and $2,991, respectively.

NOTE 5 – COMMITMENTS

Operating Leases
The Company is obligated under operating leases for its corporate office and office equipment expiring through December 31, 2010.

Aggregate minimum future lease payments are as follows:

Year Ending
December 31	Amount

2010	$67,953

Rent expense approximating $53,000 and $54,000 is included in general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements
The Company has entered into employment agreements with certain members of the executive management, which include provisions for the continued payment of salary and benefits for periods ranging from 3 months to 6 months as well as a percentage of base salary for compliance with specified covenants in the agreements upon termination of employment by the Company without cause.

NOTE 6 – INCOME TAXES

Differences between the income tax benefit for 2009 and 2008 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2009	2008
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(6.0)	(6.0)
Valuation allowance	40.0	40.0
	-%	-%

  Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,776,000	$2,007,000
Stock-based compensation	1,523,000	1,397,000
Other	30,000	86,000
	4,329,000	3,490,000

Valuation allowance	(4,329,000)	(3,490,000)
Net deferred tax asset	$-	$-

The change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $839,000 and $1,856,000, respectively.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $6,940,000 expiring during the years December 31, 2024 through 2029. This amount can be used to offset future taxable income of the Company.

Due to a required change in the applicable accounting standards, the Company adopted a new recognition threshold for income tax benefits arising from uncertain tax positions effective January 1, 2009. There were no material unrecognized tax benefits and related tax liabilities at December 31, 2009. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject.  Additionally, upon inclusion of the NOL and R&D credit carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

NOTE 7 – DEFERRED COMPENSATION

Deferred compensation, which represents the unamortized fair value of the issuance of warrants and common stock for future services to non-employees, was as follows as of December 31:

	2009	2008

Warrants	$1,549,209	$1,545,695
Stock	163,000	-
Accumulated amortization	(1,627,781)	(1,527,311)
	$84,428	$18,384

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

During February 2008 the Company’s former CEO surrendered 4,900,000 shares of the Company’s common stock issued to him during 2004.  These shares were cancelled and returned to the Company for future re-issue, eliminating the need to increase the Company’s number of authorized shares.

On May 5, 2008, the Company initiated an equity raise through a best efforts private placement of 1,500,000 shares of common stock at $2.00 per share with accompanying warrants to purchase an additional 750,000 shares of common stock at $1.00 per share.  On October 31, 2008 the Company closed the offering after receiving $2,378,000 in net proceeds and issuing 1,189,000 shares of common stock and warrants to purchase an additional 594,500 shares of common stock.  In April 2009 the Company reopened the private placement to existing shareholders and qualified investors under the same terms and conditions for a period not to exceed May 28, 2009.  The Company received an additional $565,700 in net proceeds and issued 288,000 shares of common stock and warrants to purchase an additional 144,000 shares of common stock.

At December 31, 2008, as discussed in Note 10, the Company recognized an increase of $54,946 in additional paid-in-capital resulting from forgiveness of debt by the former CEO.

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

During 2009 the Company issued stock purchase warrants to purchase 189,735 shares of common stock at exercise prices ranging from $1.00 to $2.20 in exchange for services rendered, valued at $108,917.  The warrants are exercisable for periods ranging from 2014 through 2019 and vested immediately.

During 2009 the Company issued 100,000 shares of common stock under an agreement for professional services to be provided for a period of twelve months, expiring June 30, 2010 and valued at $163,000.

On November 2, 2009 the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock.  During 2009 the Company received $430,000 and issued 215,000 shares of common stock and warrants to purchase an additional 215,000 shares of common stock.

NOTE 9 – STOCK-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2009 and 2008.  The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009, there is insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 23.26% - 39.17%;

•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 1.32 – 2.84%; and
•
Expected Life of Awards – because the Company has had minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The Company recorded approximately $299,000 and $1,572,000 of stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively, related to employee stock options and stock warrants issued to board members and nonemployees.  Approximately $205,000 and $1,402,000 for the years ended December 31, 2009 and 2008, respectively, was attributable to the fair value of shares issued under the Company’s stock option plan that vested during those periods.  As of December 31, 2009, approximately $1,012,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 3 years.  The total intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 is $3,664,550 and $1,957,500, respectively.

Stock Options
During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At December 31, 2009, there were 4,825,000 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:
	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.15%	23.51%
Risk-Free Interest Rate	1.88%	2.68%
Expected Life of Stock Awards - Years	5.1	5.1
Weighted Average Fair Value at Grant Date	$0.61	$0.71

The following tables summarize all stock option activity of the Company for the years ended December 31, 2009 and 2008:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2007	1,200,000	$1.08

Granted	2,200,000	$0.68

Outstanding, December 31, 2008	3,400,000	$1.03

Granted	2,175,000	$1.63
Forfeited	(400,000)	$1.63

Outstanding, December 31, 2009	5,175,000	$1.26

Exercisable, December 31, 2009	3,565,000	$1.07

	Number of	Weighted Average Remaining	Range of
	Shares	Contractual Life (Years)	Exercise Prices

Outstanding, December 31, 2008	3,400,000	8.34	$1.00 - $1.50

Granted	2,175,000	9.56	$1.63
Forfeited	(400,000)		$1.63

Outstanding, December 31, 2009	5,175,000	7.52	$1.00 - $1.63

Exercisable, December 31, 2009	3,565,000	7.48	$1.00 - $1.63

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted in 2009 and 2008:

	2009	2008
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	37.75%	22.38%
Risk-Free Interest Rate	2.00%	2.19%
Expected Life of Awards, Years	4.6	4.3

The following table represents the Company’s warrant activity for the years ended December 31, 2009 and 2008:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2007	627,725		$1.01	7.38

Issued in private placement	594,500	$1.00	$1.00
Granted	1,924,721	$0.92	$0.76
Exercised	(430,167)		$0.51
Expired	(26,000)		$0.50

Outstanding, December 31, 2008	2,690,779		$0.85	5.14

Issued in private placement	359,000	$1.82	$1.82
Granted	189,735	$0.57	$1.56
Exercised	(488,000)		$0.19
Expired	(15,000)		$1.00

Outstanding, December 31, 2009	2,736,514		$1.17	3.60

Exercisable, December 31, 2009	2,736,514		$1.17	3.60

The Company issued warrants for services during 2009 at exercise prices ranging from $1.00 to $2.20 per share, exercisable over periods ranging from five to ten years.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value ($108,917 expense and $1,751 cost of raising capital) was recorded when vesting occurred.

NOTE 10 – RELATED PARTY TRANSACTIONS

Climax Global Energy

During 2005 and 2006, the Company advanced cash and made payments on behalf of Climax Global Energy, Inc. (“Climax”), a development stage company controlled by the Company’s former CEO, resulting in a note.  Management reserved at December 31, 2008 approximately $120,000 of the balance remaining at December 31, 2008 due to the uncertainty involved.

On August 15, 2008, the Company entered into an agreement with Climax which specified the repayment terms of the note receivable discussed above.  The significant terms were established as follows:  (A) the note is non-interest bearing, (B) a $25,000 payment to be made on or before September 30, 2008, (C) equal monthly payments of $5,000 will commence in October 2008, and (D) the note shall be due and payable in full no later than January 31, 2010.  In 2009 all payments due under the agreement had been received by the Company and management determined that the $120,000 reserve could be released, based upon payment history and Climax’s available cash balances.  As of December 31, 2009 all payments due under the agreement have been received by the Company.

Officers and Directors

On March 31, 2009, the Company’s four independent directors each received warrants, valued at approximately $12,000, to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.63.  The warrants are exercisable in whole or in part at or before March 31, 2019 and vested immediately.

During April 2009, each board member was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.63.  Vesting occurs at the end of each complete calendar quarter served as an independent board member of the Company at a rate of 20,000 shares each.  The options are exercisable in whole or in part before June 30, 2019.

The options granted to one of the board members were forfeited in June 2009 due to resignation from the board.  That member returned to the board in September 2009 and was granted a replacement option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.63.  The terms are as discussed in the above paragraph and the options are exercisable in whole or in part before September 30, 2019.

Other

At December 31, 2007, the Company had accrued back-pay to the Company’s former CEO, Travis Honeycutt, in the amount of $54,946.  In July 2008, Mr. Honeycutt entered into an agreement with the Company foregoing any claims to this back-pay if the Climax receivable was not collected in full by December 31, 2008.  The Company removed the accrued back-pay from its liabilities at December 31, 2008 and recorded an increase in additional paid-in-capital as the forgiveness of debt.  This was considered a capital transaction due to the related party nature of the parties.  For the year ended December 31, 2009, Mr. Honeycutt provided to the Company prospect advisory services in the thread industry and received $30,000 for his services.

At December 31, 2009 and 2008, the Company has accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  Payment began in January 2010 and the liability will be satisfied in 24 equal monthly payments.

At December 31, 2008, the Company had a balance payable to Reactive Energy, LLC, a company wholly owned by the Company’s former CEO, for management fees and contract services of $36,453.  The Company satisfied this liability during September 2009.

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis.  Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched.  Company costs under the plan were approximately $18,000 and $13,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 12 – RECLASSIFICATIONS

Certain amounts in the 2008 financial statements were reclassified to conform to the current presentation.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenues and cost of revenues, respectively.

During 2009, the Company had product revenues from one major customer for the year, which comprised 58% of the Company’s total revenues. These revenues amounted to $29,297 for the year ended December 31, 2009.  The Company had accounts receivable from this customer of $14,900 at December 31, 2009.

The Company had cost of revenues from one major vendor, which comprised of 100% of the Company’s total cost of revenues.  These costs amounted to $44,414 for the year ended December 31, 2009. The Company had accounts payable from this vendor which amounted to $60,498 at December 31, 2009.

NOTE 14 – RISKS AND UNCERTAINTIES

The Company is exposed to commodity price risk, mainly associated with variations in the market price for NRL as well as wintering of the Hevea trees, which differs for each country.  The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions including the buying climate in China.  The Company responds to changes in NRL prices by adjusting purchase prices on a weekly basis and by turning rather than holding inventory in anticipation of higher prices.  The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense.  The Company also currently spreads the processing of Vytex between two continents.  Sales contracts are based on forward market prices, and generally orders are placed 30 to 90 days ahead of shipment date due to these fluctuations.  However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made or when levels of inventory have an anticipated net realizable value that is below cost.

NOTE 15 – SUBSEQUENT EVENTS

On January 29, 2010 the Company received payment in full of the remaining balance due of the note receivable from Climax Global Energy, Inc. (Note 10).

On March 2, 2010 the Company entered into a Licensing Agreement for Vytex NRL with GrupoAgroinindustrialOccidente’s “Pica de Hule Natural,” located in Guatemala.  GrupoAgroinindustrialOccidente will manufacture, market and sell Vytex NRL throughout Latin America and will also supply Vytex NRL to customers in North America and Europe.  The agreement provides exclusive rights to manufacture, market and sell Vytex products in Latin America and nonexclusive rights to manufacture, distribute and sell Vytex products in North America and Europe.

As of March 29, 2010 the Company has received $245,000 and issued 122,500 shares of common stock and warrants to purchase an additional 122,500 shares of common stock from the on-going private placement previously discussed in Note 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to:  the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”, the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

For purposes of determining the aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of Vystar Corporation, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8.

2. FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

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

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b) EXHIBITS

The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.

(c) FINANCIAL STATEMENT SCHEDULES

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: March 29, 2010	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2010	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2010.

Signature	Title

/s/ William R. Doyle	Chairman, President, and Chief Executive Officer
William R. Doyle

/s/ Linda S. Hammock	Acting Chief Financial Officer
Linda S. Hammock

/s/ J. Douglas Craft	Director
J. Douglas Craft

/s/ Joseph C. Allegra, MD	Director
Joseph C. Allegra, MD

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ W. Dean Waters	Director
W. Dean Waters