Form 10-Q
period 2010-03-31
Vystar Corp
filed 2010-05-14
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES   ☐     NO   ☒

As of May 11, 2010, there were 14,134,024 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended March 31, 2010

Index

Part I.       FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

VYSTAR CORPORATION
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$671,955	$780,147
Accounts receivable	36,177	25,678
Inventory	153,578	140,827
Deposits	117,805	11,786
Prepaid expenses	58,888	97,483
Note receivable due from related party	-	137,949
Other	19,891	19,649
TOTAL CURRENT ASSETS	1,058,294	1,213,519

PROPERTY AND EQUIPMENT, NET	6,218	8,104

OTHER ASSETS
Patents and trademarks, net	123,823	115,975
Other	5,704	5,887

TOTAL ASSETS	$1,194,039	$1,343,485

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$165,016	$128,888
Accrued expenses	140,985	127,922
TOTAL CURRENT LIABILITIES	306,001	256,810

LONG-TERM LIABILITIES	30,469	47,399

TOTAL LIABILITIES	336,470	304,209

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 13,916,524 and 13,042,774 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,392	1,304
Additional paid-in capital	12,579,901	11,994,522
Deferred compensation	(191,337)	(84,428)
Accumulated deficit	(11,532,387)	(10,872,122)
TOTAL STOCKHOLDERS' EQUITY	857,569	1,039,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,194,039	$1,343,485

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$83,409	$11,076

COST OF REVENUES	72,225	7,994
Gross Profit	11,184	3,082

OPERATING EXPENSES
Sales and marketing	188,479	141,843
General and administrative	466,588	325,073
Research and development	16,937	82,137
Total Operating Expenses	672,004	549,053

LOSS FROM OPERATIONS	(660,820)	(545,971)

OTHER INCOME (EXPENSE)
Interest income	1,183	7,623
Interest expense	(628)	(19)
Reversal of provision for note receivable from related party	-	30,000

NET LOSS	$(660,265)	$(508,367)

Basic and Diluted Loss per Share	$(0.05)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	13,375,510	11,952,407

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(660,265)	$(508,367)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	118,217	86,072
Reversal of provision on related party note receivable	-	(30,000)
Amortization of deferred compensation	78,091	13,787
Depreciation	1,886	1,547
Amortization	746	746
(Increase) decrease in assets
Accounts receivable	(10,499)	-
Inventory	(12,751)	(26,561)
Prepaid expenses	38,595	20,259
Other	(106,078)	(11,928)
Increase (decrease) in liabilities
Accounts payable	36,128	(3,139)
Accrued expenses	13,063	(3,675)
Other	(16,930)	(1,157)

Net cash used in operating activities	(519,797)	(462,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from related party note receivable	137,949	15,000
Cost of patents	(8,594)	(6,677)

Net cash provided by investing activities	129,355	8,323

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	282,250	-

Net cash provided by financing activities	282,250	-

NET DECREASE IN CASH	(108,192)	(454,093)

CASH - BEGINNING OF PERIOD	780,147	956,655

CASH - END OF PERIOD	$671,955	$502,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR
Interest	$628	$19

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL, its new “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves. The Company produces Vytex through toll manufacturing and licensing agreements and has started introducing Vytex NRL into the supply channels with targeted marketing campaigns directed to the end users.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL.  Revertex is a non-exclusive, toll manufacturer for Vystar.  In March 2010, the Company signed a licensing agreement for the production of Vytex NRL with GrupoAgroindustrialOccidente's "Pica de Hule Natural," located in Guatemala.

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2010 and 2009.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable.  Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the three month periods ended March 31, 2010 and 2009, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 5,175,000 shares and 3,400,000 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,241,559 shares and 2,808,356 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue
The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Revenue is recognized at the time product is shipped and title passes to the customer.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as accrued expenses and other current liabilities) included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Subsequent Events
The Company evaluated subsequent events through May 14, 2010 when these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flow since its inception. Further, at March 31, 2010, the accumulated deficit amounted to approximately $11,532,387.

Vystar was in the development stage for most of 2009, transitioning to the operational stage in the final quarter of 2009. At March 31, 2010, the Company had cash of approximately $672,000. Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement and stock warrant exercises from existing shareholders. As the Company’s product continues to gain market acceptance, the Company expects sales in 2010 to continually increase. The Company also is currently engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders. Year-to-date through May 11, 2010, the Company has raised additional capital of $263,750 and $74,750 through the private placement and stock warrant exercises, respectively. The Company plans to raise at least an additional $1,165,625 from the private placement in 2010. Based on current financial projections, management believes that the Company will have adequate working capital to funds its operations and satisfy its liabilities through at least March 31, 2011.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(32,560)	(30,674)

	$6,218	$8,104

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,886 and $1,547, respectively.

NOTE 4 – PATENTS AND TRADEMARKS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” during 2010 and 2009.

Patents and trademarks are as follows:

	March 31, 2010	December 31, 2009

Patents	$127,331	$118,737
Accumulated amortization	(12,580)	(11,834)
	114,751	106,903
Trademarks	9,072	9,072

	$123,823	$115,975

Amortization expense for the three months ended March 31, 2010 and 2009 was $746 and $745, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2009, the Company’s Board of Directors and shareholders authorized the number of preferred shares to be increased from 10,000,000 shares to 15,000,000 shares and the number of common shares from 25,000,000 shares to 50,000,000 shares.

Common Stock and Warrants

On November 2, 2009 the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock.  During 2009 the Company received $430,000 and issued 215,000 shares of common stock and warrants to purchase an additional 215,000 shares of common stock.   During the three months ended March 31, 2010 the Company received $245,000 and issued 122,500 shares of common stock and warrants to purchase an additional 122,500 shares of common stock.   In May 2010, the Company modified the private placement memorandum by changing the price of the common stock to $1.25 per share.   The exercise price of the warrants also was modified to $1.00 per share if exercised by December 31, 2010.   If the warrants are not exercised by December 31, 2010, then the price per share reverts to the $1.50 or $3.25 respectively.

In January 2010, the Company issued 20,000 shares of common stock valued at $40,598 under an agreement for professional services that were provided in the three month period ended March 31, 2010.  The value of the common stock was expensed and included in stock based compensation expense in the three month period ended March 31, 2010.

In January 2010, the Company issued 100,000 shares of common stock valued at $185,000 under an agreement for professional services to be provided over a period of twelve months.  The amortization of deferred compensation expense for the three month period ended March 31, 2010 related to these shares was $34,414.

Additionally, the Company recorded $43,677 in amortization of deferred compensation expense for the three month period ended March 31, 2010, related to 2009 common stock and warrants issuances for services.

NOTE 7 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.  There were no awards granted in the three month period ended March 31, 2010.  The following assumptions were used for option awards granted in the three months ended March 31, 2009:

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 23.26% - 39.17%;

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

The Company recorded $118,217 and $86,072 of stock-based compensation expense for the three month periods ended March 31, 2010 and 2009, respectively, related to employee and board member stock options and stock warrants issued to nonemployees.  Of this, approximately $69,060 and $12,261 for the three month periods ended March 31, 2010 and 2009, was related to stock options issued to employees and board members that vested during those periods.  As of March 31, 2010, $943,371 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 4 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2010, there were 4,825,000 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no stock option grants made during the three months ended March 31, 2010.  The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the three months ended March 31, 2009:

2009
Expected Dividend Yield	-
Expected Volatility in Stock Price	38.15%
Risk-Free Interest Rate	1.88%
Expected Life of Stock Awards - Years	5
Weighted Average Fair Value at Grant Date	$0.59

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2010:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2009	5,175,000	$1.23

Granted	-	$-

Forfeited	-	$-

Outstanding, March 31, 2010	5,175,000	$1.23

Exercisable, March 31, 2010	3,695,000	$1.08

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the three months ended March 31:

	2010	2009
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.42%	37.06%
Risk-Free Interest Rate	2.36%	1.70%
Expected Life of Awards, Years	5	9.1

The following table represents the Company’s warrant activity for the three months ended March 31, 2010:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2009	2,736,514		$1.17	3.60

Issued in private placement	122,500		$2.38
Granted	13,795	$0.62	$1.67
Exercised	(631,250)		$0.06

Outstanding, March 31, 2010	2,241,559		$1.56	3.50

Exercisable, March 31, 2010	2,241,559		$1.05	3.50

The Company issued 13,795 warrants for services during the three months ended March 31, 2010 at exercise prices ranging from $1.60 to $1.70 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $8,559 and was recorded as stock based compensation expense when vesting occurred.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Climax Global Energy

During 2005 and 2006, the Company advanced cash and made payments on behalf of Climax Global Energy, Inc. (“Climax”), a development stage company controlled by the Company’s former CEO, resulting in a note.  On August 15, 2008, the Company entered into an agreement with Climax which specified the repayment terms of the note receivable.  The significant terms were established as follows:  (A) the note is non-interest bearing, (B) a $25,000 payment to be made on or before September 30, 2008, (C) equal monthly payments of $5,000 will commence in October 2008, and (D) the note shall be due and payable in full no later than January 31, 2010.  In 2009 all payments due under the agreement had been received by the Company and the note was paid in full in the first quarter of 2010.

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

Other

At December 31, 2009, the Company had accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and will be satisfied in 24 equal monthly payments.

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

We are the creator and exclusive owner of the innovative technology to produce Vytex NRL. This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  We have started to introduce Vytex NRL, our new “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. We produce Vytex through toll manufacturing and licensing agreements and have started introducing Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were $83,409 and $11,076, respectively.

Operating Expenses

	Three Months Ended
	March 31,		$	%
	2010	2009	Change	Change
OPERATING EXPENSES:
Sales and marketing	$188,479	$141,843	$46,636	32.9%
General and administrative	466,588	325,073	141,515	43.5%
Research and development	16,937	82,137	(65,200)	-79.4%
	$672,004	$549,053	$122,951	22.4%

Our operating expenses were $672,004 and $549,053 for the three months ended March 31, 2010 and 2009, respectively, for an increase of $122,951 or 22.4%.  In the three months ended March 31, 2010, $118,217 was recorded for stock-based compensation as well as an additional $78,091 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock issued for future services to non-employees.  This compares with $86,072 for stock-based compensation in 2009 for the same period and $13,787 for amortization of deferred compensation in that period.  The deferred compensation expense for 2009 represents the amortized fair value of warrants issued for future services to non-employees.  The stock-based compensation charges to operations in 2010 and 2009 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.   Amortization of deferred compensation is recorded in general and administrative expenses.   Stock-based compensation expense is included in sales and marketing and general and administrative expenses.   For the three months ended March 31, 2010, the amount of stock-based compensation included in sales and marketing was $15,588 and in general and administrative was $102,629.   For the three months ended March 31, 2009, the amount of stock-based compensation included in sales and marketing was $12,261 and in general and administrative was $73,811.

For the three months ended March 31, 2010 and 2009, sales and marketing expenses were $188,479 and $141,843, respectively.  The increase of $46,636 is primarily due to in 2010 having one additional full-time sales professional, increases in travel and other related sales activities, including professional services and promotional and advertising expenditures.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended March 31, 2010 and 2009, general and administrative expenses were $466,588 and $325,073, respectively.  The increase of $141,515 is primarily composed of increased costs of being a public company and relate primarily to investor and public relations, audit and insurance cost increases, as well as the increase in amortization of deferred compensation for stock and warrants issued for services and increase in stock-based compensation expense.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended March 31, 2010 was $16,937 for research and development expenses compared to $82,137 for the three months ended March 31, 2009 for a decrease of $65,200.   The decrease is primarily due to the completion of many research and development projects in 2009 with more focus in 2010 on sales and marketing and less on research and development activities.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2010, consisted of $1,183 of interest income on cash deposits net of interest expense of $628.   This compares to $7,623 of interest income for the three months ended March 31, 2009 net of $19 interest expense and the $30,000 reversal of a provision for a related party note receivable.

Net Loss

Net loss was $660,265 and $508,367 for the three months ended March 31, 2010 and 2009, respectively, an increase of $151,898 or 29.9% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had current assets of $1,058,294, including $671,955 in cash, and $306,001 of current liabilities, or working capital of $752,293.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.

 Sources and Uses of Cash

For the three months ended March 31, 2010 and 2009, net cash used by operations was $519,797 and $462,416, respectively.  The negative cash flow for three months ended March 31, 2010 was primarily the result of the $660,265 net loss.  This was reduced by several non-cash charges, primarily the stock-based compensation charges of $118,217 and $78,091 for amortization of deferred compensation.  The Company made purchases of and deposits on inventory, in the amount of $143,920, during this period.  The negative cash flow for the three months ended March 31, 2009 resulted primarily from the net loss of $508,367 reduced by non-cash charges related to stock-based compensation expense of $86,072 and amortization of deferred compensation of $13,787.

Net cash provided by investing activities for the three months ended March 31, 2010 and 2009, was $129,355 and $8,323, respectively, both related to legal and other costs associated with our patents. The increase was due to the receipt of the amount due on the related party note receivable in January 2010.

Net cash provided by financing activities for the three months ended March 31, 2010 was $282,250 in proceeds from the sale of common stock and exercise of common stock purchase warrants.

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur in excess of $2 million of expenditures over the next 12 months including almost $800,000 in both personnel costs in general and administrative expenses, including professional fees.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that may be reasonably likely to have a current or future material effect on our financial condition, liquidity, or results of operations.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended March 31, 2010, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Common Stock and Warrant Financings

From January 1, 2010 through March 31, 2010, the Company issued 31,250 shares of common stock upon the exercise of warrants at $1.00 per share.  Additionally, in March 2010, the Company issued 600,000 shares of common stock upon the exercise of warrants at $0.01 per share.

From January 1, 2010 through March 31, 2010, the Company issued 1,212 warrants to purchase one share of common stock at an exercise price of $1.65 per share, 1,333 warrants to purchase one share of common stock at an exercise price of $1.50 per share, 1,250 warrants to purchase one share of common stock at an exercise price of $1.60 per share, and 10,000 warrants to purchase one share of common stock at an exercise price of $1.70 per share, all for services rendered to the Company.

(b) Stock Option Grants

None.

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

10:15	Employment Agreement between Vystar Corporation and Matthew Clark dated January 4, 2010 (incorporated by reference to Vystar’s Current Report on Form 8-K filed on April 13, 2010)

10:16	Employment Agreement between Vystar Corporation and Jack W. Callicutt dated April 8, 2010 (incorporated by reference to Vystar’s Current Report on Form 8-K filed on April 13, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 14, 2010	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Jack W. Callicutt
Jack W. Callicutt
Chief Financial Officer (Principal Financial and Accounting Officer)