Form 10-Q
period 2010-06-30
Vystar Corp
filed 2010-08-16
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, there were 15,087,624 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended June 30, 2010

Index

Part I.       FINANCIAL INFORMATION

ITEM 1.    Financial Statements

VYSTAR CORPORATION
BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$812,362	$780,147
Accounts receivable	151,423	25,678
Inventory	333,507	140,827
Deposits	3,066	11,786
Prepaid expenses	81,906	97,483
Note receivable due from related party	-	137,949
Other	16,124	19,649
TOTAL CURRENT ASSETS	1,398,388	1,213,519

PROPERTY AND EQUIPMENT, NET	4,332	8,104

OTHER ASSETS
Patents and trademarks, net	120,409	115,975
Other	4,421	5,887

TOTAL ASSETS	$1,527,550	$1,343,485

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$223,886	$128,888
Accrued expenses	381,189	127,922
TOTAL CURRENT LIABILITIES	605,075	256,810

LONG-TERM LIABILITIES	20,312	47,399

TOTAL LIABILITIES	625,387	304,209

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 14,956,024 and 13,042,774 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,496	1,304
Additional paid-in capital	13,649,983	11,994,522
Deferred compensation	(264,363)	(84,428)
Accumulated deficit	(12,484,953)	(10,872,122)
TOTAL STOCKHOLDERS' EQUITY	902,163	1,039,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,527,550	$1,343,485

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$353,302	$-	$436,711	$2,530

COST OF REVENUES	482,462	-	554,687	-
Gross Margin	(129,160)	-	(117,976)	2,530

OPERATING EXPENSES
Sales and marketing	196,606	172,640	385,085	314,483
General and administrative	614,741	343,577	1,081,329	668,650
Research and development	12,591	45,956	29,528	128,093
Total Operating Expenses	823,938	562,173	1,495,942	1,111,226

LOSS FROM OPERATIONS	(953,098)	(562,173)	(1,613,918)	(1,108,696)

OTHER INCOME (EXPENSE)
Interest income	863	2,613	2,046	10,236
Interest expense	(331)	(701)	(959)	(720)
Other income				30,000

NET LOSS	$(952,566)	$(560,261)	$(1,612,831)	$(1,069,180)

Basic and Diluted Loss per Share	$(0.07)	$(0.05)	$(0.12)	$(0.09)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	14,342,238	12,376,829	13,861,871	12,165,791

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,612,831)	$(1,069,180)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock-based compensation expense	166,076	59,401
Stock and warrants issued for services	51,327
Recovery on related party note receivable		(30,000)
Amortization of deferred compensation	298,565	99,245
Depreciation	3,772	3,433
Amortization	4,160	1,492
(Increase) decrease in assets
Accounts receivable	(125,745)	-
Inventory	(192,680)	(52,592)
Prepaid expenses	15,577	18,051
Other	13,711	(30,851)
Increase (decrease) in liabilities
Accounts payable	94,998	30,756
Accrued expenses	253,267	2,119
Other	(27,087)	(2,317)

Net cash used in operating activities	(1,056,890)	(970,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of investment		750,000
Proceeds on related party note receivable	137,949	30,000
Cost of patents	(8,594)	(6,677)
Net cash provided by investing activities	129,355	773,323

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	959,750	585,200
Net cash provided by financing activities	959,750	585,200

NET INCREASE IN CASH	32,215	388,080

CASH - BEGINNING OF PERIOD	780,147	956,655

CASH - END OF PERIOD	$812,362	$1,344,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$959	$720

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the six month periods ended June 30, 2010 and 2009.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

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
June 30, 2010 (unaudited)

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the six month periods ended June 30, 2010 and 2009, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 3,695,000 shares and 3,360,000 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,187,059 shares and 2,548,318 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Subsequent Events
The Company evaluated subsequent events through August 12, 2010 when these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant losses and experienced negative cash flow since its inception.  Further, at June 30, 2010, the accumulated deficit amounted to approximately $12,485,000.

Vystar was in the development stage for most of 2009, transitioning to the operational stage in the final quarter of 2009.  At June 30, 2010, the Company had cash of approximately $812,000.  Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement or other equity or debt offering and stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2010 to continually increase. The Company also has been engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders.  Year-to-date through August 12, 2010, the Company has raised additional capital of $560,000 and $431,000 through the private placement and stock warrant exercises, respectively.   The Company is in discussions with several investment banks and advisors and plans to raise at least an additional $2,000,000 from a private placement or other instrument during 2010.  If no additional funding is completed, we estimate that we will have sufficient cash to operate through the end of 2010.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon our ability to secure additional financing necessary until the Company is able to generate adequate funds from operations.  Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern and execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s sales goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(34,446)	(30,674)

	$4,332	$8,104

Depreciation expense for each of the three months ended June 30, 2010 and 2009 was $1,886 and for the six months ended June 30, 2010 and 2009 was $3,772 and $3,433, respectively.

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

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

Patents and trademarks are as follows:

	June 30, 2010	December 31, 2009

Patents	$127,331	$118,737
Accumulated amortization	(15,994)	(11,834)
	111,337	106,903
Trademarks	9,072	9,072

	$120,409	$115,975

Amortization expense for of the three months ended June 30, 2010 and 2009 was $3,414 and $746, respectively, and for the six months ended June 30, 2010 and 2009 was $4,160 and $1,492, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2009, the Company’s Board of Directors and shareholders authorized the number of preferred shares to be increased from 10,000,000 shares to 15,000,000 shares and the number of common shares from 25,000,000 shares to 50,000,000 shares.

Common Stock and Warrants

On November 2, 2009 the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock. In May 2010, the Company modified the private placement memorandum by changing the price of the common stock to $1.25 per share.   The exercise price of the warrants also was modified to $1.00 per share if exercised by December 31, 2010.   If the warrants are not exercised by December 31, 2010, then the price per share reverts back to the $1.50 per share or $3.25 per share respectively. A total of an additional 129,000 shares of common stock and 129,000 warrants were issued to investors who participated in this private placement in 2009 prior to the modification of terms.   During 2010, the Company received $547,500 and issued 438,000 shares of common stock and warrants to purchase an additional 438,000 shares of common stock.   Cumulatively since November 2, 2009, the Company received $977,500 and issued 782,000 shares of common stock and 782,000 warrants related to this private placement memorandum.

In January 2010, the Company issued 20,000 shares of common stock valued at $40,598 under an agreement for professional services that were provided in the three month period ended March 31, 2010.  The value of the common stock was expensed and included in stock based compensation expense in the three month period ended March 31, 2010.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

In January 2010, the Company issued 100,000 shares of common stock valued at $185,000 under an agreement for professional services to be provided over a period of twelve months.  The amortization of deferred compensation expense for the three and six month periods ended June 30, 2010 related to these shares was $46,250 and $80,664, respectively.

In May and June 2010, the Company issued 220,000 shares of common stock valued at $293,500 under an agreement for professional services to be provided over a period of four to six months.  The amortization of deferred compensation expense for the three month period ended June 30, 2010 related to these shares was $133,474.

Additionally, the Company recorded $40,750 and $84,427 in amortization of deferred compensation expense for the three and six month periods ended June 30, 2010, respectively, related to 2009 common stock and warrants issuances for services.

NOTE 7 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2009 and 2010.  The following assumptions were used:

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

•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 1.32 – 3.00%; and
•
Expected Life of Awards – because the Company has had minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The Company recorded $97,016 and $47,140 for the three month periods ended June 30, 2010 and 2009, respectively, and $166,076 and $59,401 for the six month periods ended June 30, 2010 and 2009, respectively, of stock-based compensation expense related to employee and board member stock options.  As of June 30, 2010, $995,454 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 3.6 years.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2010, there were 4,025,000 shares of common stock reserved for issuance under the Plan.  The Plan permits stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), although to date no Incentive Stock Options have been granted.  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.    In the three months ended June 30, 2010, the Company issued a total of 600,000 non-qualified stock options to certain employees that will only vest upon achievement of certain financial targets during 2010-2012 and no expense has yet been recorded for these options.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the six months ended June 30, 2010 and 2009:

	2010	2009
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	39.27%	37.85%
Risk-Free Interest Rate	3.00%	1.71%
Expected Life of Stock Awards - Years	6	5
Weighted Average Fair Value at Grant Date	$0.75	$0.58

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2010:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2009	5,175,000	$1.23

Granted	800,000	$1.94

Forfeited	-	$-

Outstanding, June 30, 2010	5,975,000	$1.33

Exercisable, June 30, 2010	3,695,000	$1.08

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the six months ended June 30:

	2010	2009
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.68%	37.85%
Risk-Free Interest Rate	2.42%	1.71%
Expected Life of Awards, Years	5	4.9

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

The following table represents the Company’s warrant activity for the six months ended June 30, 2010:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2009	2,736,514		$1.17	3.60

Issued in private placement	567,000		$2.38
Granted	19,595	$0.59	$1.58
Exercised	(1,006,250)		$0.41
Expired	(129,800)		$0.93

Outstanding, June 30, 2010	2,187,059		$1.69	3.46

Exercisable, June 30 2010	2,187,059		$1.69	3.46

The Company issued 19,595 warrants for services during the six months ended June 30, 2010 at exercise prices ranging from $1.15 to $1.70 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $11,621 and was recorded as stock based compensation expense when vesting occurred.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

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

Other

At December 31, 2009, the Company had accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and will be satisfied in 24 equal monthly payments.  The current and long-term portions of this liability at June 30, 2010 were $40,626 and $20,312, respectively.

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

We are no longer a development stage company, having transitioned to the operating stage during the last quarter of 2009.  Our primary focus now is increasing market-acceptance for Vytex NRL and, accordingly, increasing sales.  With this change in our status, we expect that our financial condition and results of operations will undergo substantial change from what we experienced as a development stage company.  In addition to recording both revenue and expense from product sales, we expect to incur increased costs for sales and marketing expenses. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Revenues

Revenues for the three months ended June 30, 2010 and 2009 were $353,302 and $0, respectively.     During the quarter ended June 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter.

Operating Expenses

	Three Months Ended
	June 30,		$	%
	2010	2009	Change	Change
OPERATING EXPENSES:
Sales and marketing	$196,606	$172,640	$23,966	13.9%
General and administrative	614,741	343,577	271,164	78.9%
Research and development	12,591	45,956	(33,365)	-72.6%
	$823,938	$562,173	$261,765	46.6%

Our operating expenses were $823,938 and $562,173 for the three months ended June 30, 2010 and 2009, respectively, for an increase of $261,765 or 46.6%.  In the three months ended June 30, 2010, $97,016 was recorded for stock-based compensation as well as an additional $220,474 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock and warrants issued for future services to non-employees.  This compares with $47,140 for stock-based compensation in 2009 for the same period and $4,597 for amortization of deferred compensation in that period.  The deferred compensation expense for 2009 represents the amortized fair value of warrants issued for future services to non-employees.  The stock-based compensation charges to operations in 2010 and 2009 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.   Amortization of deferred compensation is recorded in general and administrative expenses.   Stock-based compensation expense is included in sales and marketing and general and administrative expenses.   For the three months ended June 30, 2010, the amount of stock-based compensation included in sales and marketing was $15,588 and in general and administrative was $81,428.   For the three months ended June 30, 2009, the amount of stock-based compensation included in sales and marketing was $12,261 and in general and administrative was $34,879.

For the three months ended June 30, 2010 and 2009, sales and marketing expenses were $196,606 and $172,640, respectively.  The increase of $23,966 is primarily due to in 2010 having one additional full-time sales professional, increases in travel and other related sales activities, including consulting services and promotional and advertising expenditures.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended June 30, 2010 and 2009, general and administrative expenses were $614,741 and $343,577, respectively.  The increase of $271,164 is primarily composed of increased costs of being a public company and relate primarily to investor and public relations, and insurance cost increases, as well as the increase in amortization of deferred compensation for stock and warrants issued for services and increase in stock-based compensation expense.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended June 30, 2010 was $12,591 for research and development expenses compared to $45,956 for the three months ended June 30, 2009 for a decrease of $33,365.   The decrease is primarily due to the completion of many research and development projects in 2009 with more focus in 2010 on sales and marketing and less on research and development activities.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2010, consisted of $863 of interest income on cash deposits net of interest expense of $331.   This compares to $2,613 of interest income for the three months ended June 30, 2009 net of $701 interest expense.

Net Loss

Net loss was $952,566 and $560,261 for the three months ended June 30, 2010 and 2009, respectively, an increase of $392,305 in the net loss.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Revenues

Revenues for the six months ended June 30, 2010 and 2009 were $436,711 and $2,530, respectively.     During the quarter ended June 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter.

Operating Expenses

	Six Months Ended
	June 30,		$	%
	2010	2009	Change	Change
OPERATING EXPENSES:
Sales and marketing	$385,085	$314,483	$70,602	22.5%
General and administrative	1,081,329	668,650	412,679	61.7%
Research and development	29,528	128,093	(98,565)	-76.9%
	$1,495,942	$1,111,226	$384,716	34.6%

Our operating expenses were $1,495,942 and $1,111,226 for the six months ended June 30, 2010 and 2009, respectively, for an increase of $384,716 or 34.6%.  In the six months ended June 30, 2010, $166,076 was recorded for stock-based compensation as well as an additional $298,565 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock and warrants issued for future services to non-employees.  This compares with $59,401 for stock-based compensation in 2009 for the same period and $99,245 for amortization of deferred compensation in that period.  The deferred compensation expense for 2009 represents the amortized fair value of warrants issued for future services to non-employees.  The stock-based compensation charges to operations in 2010 and 2009 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of stock purchase warrants were also made to third parties for various services rendered.   Amortization of deferred compensation is recorded in general and administrative expenses.   Stock-based compensation expense is included in sales and marketing and general and administrative expenses.   For the six months ended June 30, 2010, the amount of stock-based compensation included in sales and marketing was $31,176 and in general and administrative was $134,900.   For the six months ended June 30, 2009, the amount of stock-based compensation included in sales and marketing was $24,522 and in general and administrative was $34,879.

For the six months ended June 30, 2010 and 2009, sales and marketing expenses were $385,085 and $314,483, respectively.  The increase of $70,602 is primarily due to in 2010 having one additional full-time sales professional, increases in travel and other related sales activities, including consulting services and promotional and advertising expenditures.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the six months ended June 30, 2010 and 2009, general and administrative expenses were $1,081,329 and $668,650, respectively.  The increase of $412,679 is primarily composed of increased costs of being a public company and relate primarily to investor and public relations, and insurance cost increases, as well as the increase in amortization of deferred compensation for stock and warrants issued for services and increase in stock-based compensation expense.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the six months ended June 30, 2010 was $29,528 for research and development expenses compared to $128,093 for the six months ended June 30, 2009 for a decrease of $98,565.   The decrease is primarily due to the completion of many research and development projects in 2009 with more focus in 2010 on sales and marketing and less on research and development activities.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2010, consisted of $2,046 of interest income on cash deposits net of interest expense of $959.   This compares to $10,236 of interest income for the six months ended June 30, 2009 net of $720 interest expense and the $30,000 reversal of a provision for a related party note receivable.

Net Loss

Net loss was $1,612,831 and $1,069,180 for the six months ended June 30, 2010 and 2009, respectively, an increase of $543,651 in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had current assets of $1,398,388, including $812,362 in cash, and $605,075 of current liabilities, or working capital of $793,313.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.

Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement or other equity or debt offering and stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2010 to continually increase. The Company also has been engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders.  Year-to-date through August 12, 2010, the Company has raised additional capital of $560,000 and $431,000 through the private placement and stock warrant exercises, respectively.   The Company is in discussions with several investment banks and advisors and plans to raise at least an additional $2,000,000 from a private placement or other instrument during 2010.  If no additional funding is completed, we estimate that we will have sufficient cash to operate through the end of 2010.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon our ability to secure additional financing necessary until the Company is able to generate adequate funds from operations.  Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern and execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s sales goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Sources and Uses of Cash

For the six months ended June 30, 2010 and 2009, net cash used by operations was $1,056,890 and $970,443, respectively.  The negative cash flow for six months ended June 30, 2010 was primarily the result of the $1,612,831 net loss.  This was reduced by several non-cash charges, primarily the stock-based compensation charges of $166,076, stock and warrants issued for services of $51,327, and $298,565 for amortization of deferred compensation.  The receipt of the amount due on the related party note receivable of $137,949 offset some the above charges.  The Company made purchases of and deposits on inventory, of approximately $487,000, during this period.  The negative cash flow for the six months ended June 30, 2009 resulted primarily from the net loss of $1,069,180 reduced by non-cash charges related to stock-based compensation expense of $59,401 and amortization of deferred compensation of $99,245.

Net cash provided by investing activities for the six months ended June 30, 2010 was $129,355 compared to net cash provided by investing activities for the same period of 2009 of $773,323.   Cash provided in 2010 was related to the proceeds from a related party note receivable offset partially by legal and other costs associated with our patents and trademarks.   In 2009, we received the proceeds from a maturing certificate of deposit of $750,000 and $30,000 in proceeds from a related party note receivable, offset slightly by costs of $6,677 associated with our patents and trademarks.

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009, was $959,750 and $585,200, respectively, representing proceeds from the sale of common stock and common stock purchase warrants and the exercise of common stock purchase warrants.

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

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(C)	Limitations on the Effectiveness of Controls

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended June 30, 2010, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Common Stock and Warrant Financings

From April 1, 2010 through June 30, 2010, the Company issued 242,000 shares of its common stock at $1.25 per share.  In connection with such offering, the Company issued one warrant to purchase common stock at $1.50 per share and one warrant to purchase common stock at $3.25 per share for each two shares of common stock purchased.  Additionally, the Company issued 202,500 shares of its common stock to investors who invested in this offering prior to it being amended to change the price to $1.25 per share.

From April 1, 2010 through June 30, 2010, the Company issued 375,000 shares of its common stock upon the exercise of warrants at $1.00 per share.

From April 1, 2010 through June 30, 2010, the Company issued 220,000 shares of its common stock valued at $293,500 for services to be rendered to the Company in 2010.

From April 1, 2010 through June 30, 2010, the Company issued 1,250 warrants to purchase one share of common stock at an exercise price of $1.60 per share, 1,250 warrants to purchase one share of common stock at an exercise price of $1.55 per share, 2,300 warrants to purchase one share of common stock at an exercise price of $1.15 per share, and 1,000 warrants to purchase one share of common stock at an exercise price of $1.39 per share, all for services rendered to the Company.

(b) Stock Option Grants

From April 1, 2010 through June 30, 2010, the Company issued options to employees to purchase an aggregate of 800,000 shares of its common stock at an exercise price of $1.75 for 200,000 options and $2.00 for 600,000 options.  Generally, the options vest over a period of three years and none have been exercised as of June 30, 2010.

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

10.15	Employment Agreement between Vystar Corporation and Matthew Clark dated January 4, 2010 (incorporated by reference to Vystar’s Current Report on Form 8-K filed on April 13, 2010)

10.16	Employment Agreement between Vystar Corporation and Jack W. Callicutt dated April 8, 2010 (incorporated by reference to Vystar’s Current Report on Form 8-K filed on April 13, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 16, 2010	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Jack W. Callicutt
Jack W. Callicutt
Chief Financial Officer (Principal Financial and Accounting Officer)