Form 10-Q
period 2010-09-30
Vystar Corp
filed 2010-11-15
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 15,167,274 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended September 30, 2010

Index

Part I.       FINANCIAL INFORMATION

ITEM 1.    Financial Statements

VYSTAR CORPORATION
BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$385,298	$780,147
Accounts receivable	24,917	25,678
Inventory	389,973	140,827
Deposits	45,460	11,786
Prepaid expenses	130,163	97,483
Note receivable due from related party	-	137,949
Other	11,737	19,649
TOTAL CURRENT ASSETS	987,548	1,213,519

PROPERTY AND EQUIPMENT, NET	3,258	8,104

OTHER ASSETS
Patents and trademarks, net	127,340	115,975
Other	4,421	5,887

TOTAL ASSETS	$1,122,567	$1,343,485

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$241,362	$128,888
Accrued expenses	414,952	127,922
TOTAL CURRENT LIABILITIES	656,314	256,810

LONG-TERM LIABILITIES	10,152	47,399

TOTAL LIABILITIES	666,466	304,209

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 15,112,274 and 13,042,774 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,511	1,304
Additional paid-in capital	13,901,366	11,994,522
Deferred compensation	(58,087)	(84,428)
Accumulated deficit	(13,388,689)	(10,872,122)
TOTAL STOCKHOLDERS' EQUITY	456,101	1,039,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,122,567	$1,343,485
The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$217,580	$5,673	$654,291	$17,581

COST OF REVENUES	290,351	5,575	845,038	14,953
Gross Margin	(72,771)	98	(190,747)	2,628

OPERATING EXPENSES
Sales and marketing	183,593	156,440	568,678	470,923
General and administrative	627,801	352,412	1,709,130	1,021,062
Research and development	19,617	67,213	49,145	195,306
Total Operating Expenses	831,011	576,065	2,326,953	1,687,291

LOSS FROM OPERATIONS	(903,782)	(575,967)	(2,517,700)	(1,684,663)

OTHER INCOME (EXPENSE)
Interest income	618	1,770	2,664	12,006
Interest expense	(572)	(992)	(1,531)	(1,712)
Recovery on note receivable from related party	-	90,205	-	120,205

NET LOSS	$(903,736)	$(484,984)	$(2,516,567)	$(1,554,164)

Basic and Diluted Loss per Share	$(0.06)	$(0.04)	$(0.18)	$(0.13)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,053,429	12,670,214	14,263,421	12,335,443

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,516,567)	$(1,554,164)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock-based compensation expense	252,944	171,816
Stock and warrants issued for services	54,808	49,384
Recovery on related party note receivable	-	(120,205)
Amortization of deferred compensation	637,140	59,134
Depreciation	4,846	5,318
Amortization	6,240	2,236
(Increase) decrease in assets
Accounts receivable	761	-
Inventory	(249,146)	(73,495)
Prepaid expenses	(32,680)	(32,924)
Other	(24,296)	(36,717)
Increase (decrease) in liabilities
Accounts payable	112,474	(86,815)
Accrued expenses	287,030	14,903
Other	(37,247)	(3,475)
Net cash used in operating activities	(1,503,693)	(1,605,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of investment	-	750,000
Proceeds on related party note receivable	137,949	45,000
Cost of patents and trademarks	(17,605)	(11,864)
Net cash provided by investing activities	120,344	783,136

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	988,500	586,200
Net cash provided by financing activities	988,500	586,200

NET DECREASE IN CASH	(394,849)	(235,668)

CASH - BEGINNING OF PERIOD	780,147	956,655

CASH - END OF PERIOD	$385,298	$720,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,531	$1,712

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the nine month periods ended September 30, 2010 and 2009.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

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
September 30, 2010 (unaudited)

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the nine month periods ended September 30, 2010 and 2009, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 3,883,333 shares and 3,485,000 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, as their effect would be anti-dilutive.  Warrants to purchase 2,110,000 shares and 2,523,409 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Subsequent Events
The Company evaluated subsequent events through the date that these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant losses and experienced negative cash flow since its inception.  Further, at September 30, 2010, the accumulated deficit amounted to approximately $13,388,689.

Vystar was in the development stage for most of 2009, transitioning to the operational stage in the final quarter of 2009.  At September 30, 2010, the Company had cash totaling $385,298.  Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement or other equity or debt offering and stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in the fourth quarter of 2010 and 2011 to continually increase. The Company also has been engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders.  Year-to-date through September 30, 2010, the Company has raised capital of $560,000 and $428,500 through the private placement and stock warrant exercises, respectively, with an additional $18,125 raised from stock warrant exercises after September 30, 2010 through the date that these financial statements were issued.  The Company has engaged two investment advisory firms and plans to raise at least $2,000,000 from a private placement of equity or debt during 2010.  If no additional funding is completed, we estimate that we will have sufficient cash to operate through the end of 2010.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon our ability to secure additional financing necessary until the Company is able to generate adequate funds from operations.   Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections and cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern and execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s sales goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(35,520)	(30,674)

	$3,258	$8,104

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,074 and $1,856, respectively, and for the nine months ended September 30, 2010 and 2009 was $4,846 and $5,318, respectively.

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

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

Patents and trademarks are as follows:

	September 30, 2010	December 31, 2009

Patents	$136,343	$118,737
Accumulated amortization	(18,075)	(11,834)
	118,268	106,903
Trademarks	9,072	9,072

	$127,340	$115,975

Amortization expense for of the three months ended September 30, 2010 and 2009 was $2,081 and $745, respectively, and for the nine months ended September 30, 2010 and 2009 was $6,240 and $2,236, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2009, the Company’s Board of Directors and shareholders authorized the number of preferred shares to be increased from 10,000,000 shares to 15,000,000 shares and the number of common shares from 25,000,000 shares to 50,000,000 shares.

Common Stock and Warrants

On November 2, 2009, the Company began an offering to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company is offering up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor will receive a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company has the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock. In May 2010, the Company modified the private placement memorandum by changing the price of the common stock to $1.25 per share.   The exercise price of the warrants also was modified to $1.00 per share if exercised by December 31, 2010.   If the warrants are not exercised by December 31, 2010, then the price per share reverts back to the $1.50 per share or $3.25 per share, respectively. A total of an additional 129,000 shares of common stock and 129,000 warrants were issued to investors who participated in this private placement in 2009 prior to the modification of terms.   During 2010, the Company received $560,000 and issued 448,000 shares of common stock and warrants to purchase an additional 448,000 shares of common stock.   Cumulatively since November 2, 2009, the Company received $990,000 and issued 792,000 shares of common stock and 792,000 warrants related to this private placement memorandum.

In January 2010, the Company issued 20,000 shares of common stock valued at $40,598 under an agreement for professional services that were provided in the three month period ended March 31, 2010.  The value of the common stock was expensed and included in stock-based compensation expense in the three month period ended March 31, 2010.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

In January 2010, the Company issued 100,000 shares of common stock valued at $185,000 under an agreement for professional services to be provided over a period of twelve months.  The amortization of deferred compensation expense for the three and nine month periods ended September 30, 2010 related to these shares was $46,250 and $126,914, respectively.

From May through September 2010, the Company issued 350,000 shares of common stock valued at $425,800 under agreements for professional services to be provided over periods of four to six months.  The amortization of deferred compensation expense for the three month and nine month periods ended September 30, 2010 related to these shares was $292,326 and $425,800, respectively.

Additionally, the Company had recorded $84,427 in amortization of deferred compensation expense during the six month period ended June 30, 2010, related to 2009 common stock and warrants issuances for services.

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

The Company recorded $86,868 and $65,440 for the three month periods ended September 30, 2010 and 2009, respectively, and $252,944 and $124,418 for the nine month periods ended September 30, 2010 and 2009, respectively, of stock-based compensation expense related to employee and board member stock options.  As of September 30, 2010, $912,304 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 3.4 years.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2010, there were 4,012,500 shares of common stock reserved for issuance under the Plan.  The Plan permits stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), although to date no Incentive Stock Options have been granted.  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.    In the three months ended June 30, 2010, the Company issued a total of 600,000 non-qualified stock options to certain employees that will only vest upon achievement of certain financial targets during 2010-2012. No expense has yet been recorded through September 30, 2010 for these options as 2010 targets are not expected to be met.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the nine months ended September 30, 2010 and 2009:

	2010	2009
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	39.23%	38.15%
Risk-Free Interest Rate	2.93%	1.88%
Expected Life of Stock Awards - Years	6	5
Weighted Average Fair Value at Grant Date	$0.72	$0.59

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2010:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2009	5,175,000	$1.23

Granted	812,500	$1.92

Forfeited	-	$-

Outstanding, September 30, 2010	5,987,500	$1.33

Exercisable, September 30, 2010	3,883,333	$1.11

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used for warrants granted during the nine months ended September 30 2010 and 2009:

	2010	2009
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.63%	36.87%
Risk-Free Interest Rate	2.09%	1.82%
Expected Life of Awards, Years	5	5

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

The following table represents the Company’s warrant activity for the nine months ended September 30, 2010:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2009	2,736,514		$1.17	3.60

Issued in private placement	577,000		$2.38
Granted	31,286	$0.48	$1.30
Exercised	(1,022,500)		$0.42
Expired	(212,300)		$0.91

Outstanding, September 30, 2010	2,110,000		$1.72	3.37

Exercisable, September 30 2010	2,110,000		$1.72	3.37

The Company issued 31,286 warrants for services during the nine months ended September 30, 2010 at exercise prices ranging from $0.75 to $1.70 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $14,210 and was recorded as stock based compensation expense when vesting occurred.

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

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

The options granted to one of the Board members were forfeited in September 2009 due to resignation from the Board.  That member returned to the Board in September 2009 and was granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.63.  The terms are as discussed in the above paragraph and the options are exercisable in whole or in part before September 30, 2019.

Other

At December 31, 2009, the Company had accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and will be satisfied in 24 equal monthly payments.  The current and long-term portions of this liability at September 30, 2010 were $40,626 and $10,153, respectively.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.  Furthermore, for a discussion of our most critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009

Revenues

Revenues for the three months ended September 30, 2010 and 2009 were $217,580 and $5,673, respectively.     During the quarter ended September 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter.  We expect that positive gross margins will occur in the fourth quarter of 2010 and forward.

Operating Expenses

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
OPERATING EXPENSES:
Sales and marketing	$183,593	$156,440	$27,153	17.4%
General and administrative	627,801	352,412	275,389	78.1%
Research and development	19,617	67,213	(47,596)	-70.8%
	$831,011	$576,065	$254,946	44.3%

Our operating expenses were $831,011 and $576,065 for the three months ended September 30, 2010 and 2009, respectively, for an increase of $254,946 or 44.3%.  In the three months ended September 30, 2010, $86,868 was recorded for stock-based compensation as well as an additional $338,576 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock and warrants issued for services to non-employees.  This compares with $65,440 for stock-based compensation in 2009 for the same period and $40,750 for amortization of deferred compensation in that period.  The deferred compensation expense for 2009 represents the amortized fair value of warrants issued for services to non-employees.  The stock-based compensation charges to operations in 2010 and 2009 were primarily for stock options granted under our stock option plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of warrants were also made to third parties for various services rendered to preserve operating capital.   Amortization of deferred compensation is recorded in general and administrative expenses.   Stock-based compensation expense is included in sales and marketing and general and administrative expenses.   For the three months ended September 30, 2010, the amount of stock-based compensation included in sales and marketing was $15,794 and in general and administrative was $71,074.   For the three months ended September 30, 2009, the amount of stock-based compensation included in sales and marketing was $15,331 and in general and administrative was $49,686.

For the three months ended September 30, 2010 and 2009, sales and marketing expenses were $183,593 and $156,440, respectively.  The increase of $27,153 is primarily due to in 2010 having one additional full-time sales professional and increases in travel and other related sales activities.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended September 30, 2010 and 2009, general and administrative expenses were $627,801 and $352,412, respectively.  The increase of $275,389 is primarily composed of increased costs of being a public company and relate primarily to investor and public relations, and insurance cost increases, as well as the increase in amortization of deferred compensation for stock and warrants issued for services and increase in stock-based compensation expense.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended September 30, 2010 was $19,617 for research and development expenses compared to $67,213 for the three months ended September 30, 2009 for a decrease of $47,596.   The decrease is primarily due to the completion of many research and development projects in 2009 with more focus in 2010 on sales and marketing and less on research and development activities.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2010, consisted of $618 of interest income on cash deposits net of interest expense of $572.   This compares to $1,770 of interest income for the three months ended September 30, 2009 net of $992 interest expense.   Additionally, recorded in the three months ended September 30, 2009 is the release of a provision for a related party note receivable of $90,205.

Net Loss

Net loss was $903,736 and $484,984 for the three months ended September 30, 2010 and 2009, respectively, an increase of $418,752 in the net loss.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

Revenues

Revenues for the nine months ended September 30, 2010 and 2009 were $654,291 and $17,581, respectively.     During the quarter ended September 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter.  In August 2010, the Company filed a Form 8-K which included certain estimated financial results for the second half of 2010.   As noted in that presentation, one requirement to achieving the estimates was the completion of a financing event of at least $2 million.   Through November 12, 2010, the Company has not completed such financing and as a result, will not meet those projections for 2010.  Achieving the projections for 2011 will be dependent on, among other factors, completion of an adequate financing event before the end of 2010.

Operating Expenses

	Nine Months Ended
	September 30,		$	%
	2010	2009	Change	Change
OPERATING EXPENSES:
Sales and marketing	$568,678	$470,923	$97,755	20.8%
General and administrative	1,709,130	1,021,062	688,068	67.4%
Research and development	49,145	195,306	(146,161)	-74.8%
	$2,326,953	$1,687,291	$639,662	37.9%

Our operating expenses were $2,326,953 and $1,687,291 for the nine months ended September 30, 2010 and 2009, respectively, for an increase of $639,662 or 37.9%.  In the nine months ended September 30, 2010, $252,944 was recorded for stock-based compensation as well as an additional $637,140 for amortization of deferred compensation.  The deferred compensation expense represents the amortized fair value of stock and warrants issued for services to non-employees.  This compares with $171,816 for stock-based compensation in 2009 for the same period and $59,134 for amortization of deferred compensation in that period.  The deferred compensation expense for 2009 represents the amortized fair value of warrants issued for services to non-employees.  The stock-based compensation charges to operations in 2010 and 2009 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of stock purchase warrants were also made to third parties for various services rendered.   Amortization of deferred compensation is recorded in general and administrative expenses.   Stock-based compensation expense is included in sales and marketing and general and administrative expenses.   For the nine months ended September 30, 2010, the amount of stock-based compensation included in sales and marketing was $46,970 and in general and administrative was $205,974.   For the nine months ended September 30, 2009, the amount of stock-based compensation included in sales and marketing was $39,937, and in general and administrative was $131,879.

For the nine months ended September 30, 2010 and 2009, sales and marketing expenses were $568,678 and $470,923, respectively.  The increase of $97,755 is primarily due to in 2010 having one additional full-time sales professional, increases in travel and other related sales activities, including consulting services and promotional and advertising expenditures.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $1,709,130 and $1,021,062, respectively.  The increase of $688,068 is primarily composed of increased costs of being a public company and relate primarily to investor and public relations, and insurance cost increases, as well as the increase in amortization of deferred compensation for stock and warrants issued for services and increase in stock-based compensation expense.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the nine months ended September 30, 2010 was $49,145 for research and development expenses compared to $195,306 for the nine months ended September 30, 2009 for a decrease of $146,161.   The decrease is primarily due to the completion of many research and development projects in 2009 with more focus in 2010 on sales and marketing and less on research and development activities.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the nine months ended September 30, 2010, consisted of $2,664 of interest income on cash deposits net of interest expense of $1,531.   This compares to $12,006 of interest income for the nine months ended September 30, 2009 net of $1,712 interest expense and the $120,205 reversal of a provision for a related party note receivable.

Net Loss

Net loss was $2,516,567 and $1,554,164 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $962,403 in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had current assets of $987,548, including $385,298 in cash, and $656,314 of current liabilities, or working capital of $331,234.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.

Management plans to finance future operations through the use of cash on hand, increased revenues and raising additional capital through a private placement or other equity or debt offering and stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in the fourth quarter of 2010 and 2011 to continually increase. The Company also has been engaged in raising additional capital through a private placement and stock warrant exercises from existing shareholders.  Year-to-date through September 30, 2010, the Company has raised capital of $560,000 and $428,500 through the private placement and stock warrant exercises, respectively, with an additional $18,125 raised from stock warrant exercises after September 30, 2010 through the date that these financial statements were issued.  The Company has engaged two investment advisory firms and plans to raise at least $2,000,000 from a private placement of equity or debt during 2010.   If no additional funding is completed, we estimate that we will have sufficient cash to operate through the end of 2010.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon our ability to secure additional financing necessary until the Company is able to generate adequate funds from operations.  Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections and cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern and execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s sales goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Sources and Uses of Cash

For the nine months ended September 30, 2010 and 2009, net cash used by operations was $1,503,693 and $1,605,004, respectively.  The negative cash flow for nine months ended September 30, 2010 was primarily the result of the $2,516,567 net loss.  This was reduced by several non-cash charges, primarily the stock-based compensation charges of $252,944, stock and warrants issued for services of $54,808, and $637,140 for amortization of deferred compensation.   The negative cash flow for the nine months ended September 30, 2009 resulted primarily from the net loss of $1,554,164 reduced by non-cash charges related to stock-based compensation expense of $221,200 and amortization of deferred compensation of $59,134.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $120,344 compared to net cash provided by investing activities for the same period of 2009 of $783,136.   Cash provided in 2010 was related to the proceeds from a related party note receivable offset partially by legal and other costs associated with our patents and trademarks.   In 2009, we received the proceeds from a maturing certificate of deposit of $750,000 and $45,000 in proceeds from a related party note receivable, offset slightly by costs of $11,864 associated with our patents and trademarks.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009, was $988,500 and $586,200, respectively, representing proceeds from the sale of common stock and common stock purchase warrants and the exercise of common stock purchase warrants.

  Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur in excess of $2.5 million of operating expenditures over the next 12 months including almost $1 million in personnel costs.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

(A)	Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

 None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended September 30, 2010, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)   Common Stock and Warrant Financings

From July 1, 2010 through September 30, 2010, the Company issued 10,000 shares of its common stock at $1.25 per share.  In connection with such offering, the Company issued one warrant to purchase common stock at $1.50 per share and one warrant to purchase common stock at $3.25 per share for each two shares of common stock purchased.

From July 1, 2010 through September 30, 2010, the Company issued 16,250 shares of its common stock upon the exercise of warrants at $1.00 per share.

From July 1, 2010 through September 30, 2010, the Company issued 130,000 shares of its common stock valued at $132,300 for services to be rendered to the Company in 2010.

From July 1, 2010 through September 30, 2010, the Company issued 2,000 warrants to purchase one share of common stock at an exercise price of $1.00 per share, 2,222 warrants to purchase one share of common stock at an exercise price of $0.90 per share, 2,469 warrants to purchase one share of common stock at an exercise price of $0.81 per share, and 5,000 warrants to purchase one share of common stock at an exercise price of $0.75 per share, all for services rendered to the Company.

(b)   Stock Option Grants

From July 1, 2010 through September 30, 2010, the Company issued options to employees to purchase an aggregate of 12,500 shares of its common stock at an exercise price of $0.75.  Generally, the options vest over a period of three years and none have been exercised as of September 30, 2010.

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

VYSTAR CORPORATION

Date: November 12, 2010	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Jack W. Callicutt
Jack W. Callicutt
Chief Financial Officer (Principal Financial and Accounting Officer)