Form 10-Q
period 2011-03-31
Vystar Corp
filed 2011-05-16
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES   ☐     NO   ☒

As of May 9, 2011, there were 15,533,055 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended March 31, 2011

Part I.       FINANCIAL INFORMATION

ITEM 1.                  Financial Statements
VYSTAR CORPORATION
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$271,764	$282,625
Accounts receivable	12,641	31,707
Inventory	110,433	189,268
Prepaid expenses	53,480	97,396
Other	24,243	54,898
TOTAL CURRENT ASSETS	472,561	655,894

PROPERTY AND EQUIPMENT, NET	2,065	2,622

OTHER ASSETS
Deferred financing costs, net	661,437	-
Patents and trademarks, net	148,396	125,260
Other	4,421	4,421

TOTAL ASSETS	$1,288,880	$788,197
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$279,035	$210,106
Accrued compensation	248,762	205,395
Accrued expenses	358,650	250,656
TOTAL CURRENT LIABILITIES	886,447	666,157

NOTES PAYABLE AND ACCRUED INTEREST, net of debt discount of $46,443	363,557	-

TOTAL LIABILITIES	1,250,004	666,157

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 15,425,024 and 15,417,524 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,543	1,542
Additional paid-in capital	15,161,088	14,192,551
Deferred compensation	-	(11,836)
Accumulated deficit	(15,123,755)	(14,060,217)
TOTAL STOCKHOLDERS' EQUITY	38,876	122,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,288,880	$788,197

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES, NET	$119,039	$83,409

COST OF REVENUES	77,880	72,225
Gross Profit	41,159	11,184

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $93,412 and $21,908 for the three months ended March 31, 2011 and 2010, respectively	250,612	188,479
General and administrative, including non-cash share-based compensation of $496,190 and $174,400 for the three months ended March 31, 2011 and 2010, respectively	790,171	466,588
Research and development	26,360	16,937
Total Operating Expenses	1,067,143	672,004

LOSS FROM OPERATIONS	(1,025,984)	(660,820)

OTHER INCOME (EXPENSE)
Interest income	199	1,183
Interest expense, including amortization of deferred financing costs	(37,753)	(628)

NET LOSS	$(1,063,538)	$(660,265)

Basic and Diluted Loss per Share	$(0.07)	$(0.05)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,417,691	13,375,510

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31 ,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,063,538)	$(660,265)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation expense	589,602	196,308
Depreciation	557	1,886
Amortization	29,633	746
(Increase) decrease in assets
Accounts receivable	19,066	(10,499)
Inventory	78,835	(12,751)
Prepaid expenses	43,916	38,595
Other	30,655	(106,078)
Increase (decrease) in liabilities
Accounts payable	68,929	36,128
Accrued expenses	151,361	(3,867)
Interest payable	10,000	-

Net cash used in operating activities	(40,984)	(519,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from related party note receivable	-	137,949
Cost of patents	(25,795)	(8,594)

Net cash provided by investing activities	(25,795)	129,355

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	400,000	-
Deferred financing costs	(347,832)	-
Issuance of common stock	3,750	282,250

Net cash provided by financing activities	55,918	282,250

NET DECREASE IN CASH	(10,861)	(108,192)

CASH - BEGINNING OF PERIOD	282,625	780,147

CASH - END OF PERIOD	$271,764	$671,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Stock purchase warrants issued in connection with line of credit and notes payable financings	$363,126	$-
Beneficial conversion feature associated with shareholder notes payable	23,986	-

CASH PAID DURING THE PERIOD FOR
Interest	$779	$628

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar has introduced Vytex NRL, its “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves. The Company produces Vytex through toll manufacturing and licensing agreements and has introduced Vytex NRL into the supply channels with targeted marketing campaigns directed to the end users.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL.  Revertex is a non-exclusive, toll manufacturer for Vystar.  To implement our licensing model, we signed a licensing agreement with Pica de Hule Natural, a division of GrupoAgroindustrialOccidente (“Occidente”), located in Guatemala, in March 2010.  In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2011 and 2010.

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivable.  Cash held in banks in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor our cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

 Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the three month periods ended March 31, 2011 and 2010, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 4,193,333 shares and 5,175,000 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, as their effect would be anti-dilutive.  Warrants to purchase 1,933,725 shares and 2,241,559 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

Revenues
We derive our revenue from the sales of or license fees from our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL and/or their distributors.  The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Revenue is recognized at the time product is shipped and title passes to the customer.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as accrued expenses and other current liabilities) included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At March 31, 2011, the Company had cash of $271,764 and a deficit in working capital of $413,886.  Further, at March 31, 2011, the accumulated deficit amounted to $15,123,755.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues and the financing transactions closed in March 2011 (see Note 6).   As described in Note 10, the requirement was met to raise an additional $800,000 in permitted debt, as defined, by May 31, 2011 so that the Company may utilize the loan facility which closed in March 2011, assuming that the other covenants, most importantly achieving the financial projections, are met.   We may also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 to continually increase.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(36,713)	(36,156)

	$2,065	$2,622

Depreciation expense for the three months ended March 31, 2011 and 2010 was $557 and $1,886, respectively.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)
NOTE 4 – PATENTS AND TRADEMARKS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” during 2011 and 2010.

Patents and trademarks are as follows:

	March 31, 2011	December 31, 2010

Patents	$162,138	$136,342
Accumulated amortization	(22,814)	(20,154)
	139,324	116,188
Trademarks	9,072	9,072

	$148,396	$125,260

Amortization expense for the three months ended March 31, 2011 and 2010 was $2,660 and $746, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

On March 11, 2011, the Company entered into a $3,000,000 credit facility with Topping Lift Capital LLC (the “Lender”) pursuant to a Loan and Security Agreement and accompanying Loan Documents (the “Loan Facility”).  The material terms of the Loan Facility include the following:

(i)           The Company may borrow up to a total of $3,000,000 under the Loan Facility consisting of borrowings up to $750,000 under the working capital portion of the Loan Facility and up to $3,000,000 less any advances under the working capital portion of the Loan Facility under the borrowing base portion of the Loan Facility.  The latter portion of the Loan Facility is based on percentages of the Company’s purchase orders, inventory and accounts receivable outstanding from time to time.  Borrowings under the Loan Facility are subject to the Company maintaining compliance with certain affirmative, negative and financial covenants, including covenants based on the Company’s financial projections.

(ii)          The repayment of any obligations due and owing under the Loan Facility are secured by all assets of the Company.

(iii)         The term of the Loan Facility is 18 months.

(iv)         The borrowing base portion of the Loan Facility bears interest at 14% per annum and is paid monthly.  The working capital portion of the Facility bears interest at 17% per annum and is paid monthly.  The principal of the Loan Facility is due in full at September 11, 2012.
(v)          The Company issued warrants to purchase 495,500 shares of the Company’s common stock to the Lender at $.01 per share which vest upon the initial loan advance.   An additional 55,000 warrants to purchase common stock at $1.25 per share were issued to a third party in connection with closing the Loan Facility.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

(vi)         The Company must raise $800,000 in additional capital (consisting of common or preferred equity and/or subordinated indebtedness) by not later than May 31, 2011, before borrowing under the Loan Facility.

(vii)        Borrowings under the working capital portion of the Loan Facility are available beginning on June 1, 2011.

(viii)       Amounts outstanding under the Loan Facility may be repaid at any time by the Company without penalty.

Also on March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  No payments of interest or principal are payable until March 11, 2013.  The Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders. The computed value of the warrants, $23,896, is reflected as a debt discount and netted against the notes payable on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $23,896 was recorded as a reduction in the Notes and an increase in paid in capital for the intrinsic value of the conversion feature.  The debt discount and beneficial conversion feature amount will be amortized to interest expense over the life of the Notes under the effective interest method.

The Company incurred $687,062 of costs directly associated with the debt financing transactions which closed in March 2011, $347,832 of which has been paid or is payable in cash and $339,230 is in non-cash share-based compensation.   The costs are being amortized on a straight line basis over the terms of the respective debt arrangements.   Amortization of these costs amounted to $25,625 for the three months ended March 31, 2011.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

In January 2010, the Company issued 20,000 shares of common stock valued at $40,598 under an agreement for professional services that were provided in the three month period ended March 31, 2010.  The value of the common stock was expensed and included in stock-based compensation expense in the three month period ended March 31, 2010.

In January 2010, the Company issued 100,000 shares of common stock valued at $185,000 under an agreement for professional services to be provided over a period of twelve months.  The amortization of deferred compensation expense for the year ended December 31, 2010 related to these shares was $173,164 with the balance of $11,836 of expense recorded in the three month period ended March 31, 2011.

NOTE 8 – SHARE-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.  There were no awards granted in the three month period ended March 31, 2010.  The following assumptions were used for option awards granted in the three months ended March 31, 2011:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility of  39.17%;

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

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

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, the Company recorded non-cash stock compensation expense on March 14, 2011 of $425,000.  Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were issued at the closing market price of the Company’ s common stock on the date of issuance and have a 10 year term.  Vesting is immediate for 150,000 options and in equal increments on March 14, 2012, 2013 and 2014 for 1,000,000 of the options.

In total, the Company recorded $589,602 and $196,308 of stock-based compensation expense for the three month periods ended March 31, 2011 and 2010, respectively, related to employee and board member stock options and stock and warrants issued to nonemployees. As of March 31, 2011, $1,347,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2.75 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2011, there were 2,937,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the three months ended March 31, 2011:
2011
Expected Dividend Yield	-
Expected Volatility in Stock Price	39%
Risk-Free Interest Rate	2.70%
Expected Life of Stock Awards - Years	6
Weighted Average Fair Value at Grant Date	$0.29

 The following table summarizes all stock option activity of the Company for the three months ended March 31, 2011:
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2010	5,987,500	$1.33

Granted	1,150,000	$0.68

Forfeited	(75,000)	$2.00

Outstanding, March 31, 2011	7,062,500	$0.69

Exercisable, March 31, 2011	4,193,333	$0.69

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the three months ended March 31:

	2011	2010
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	39%	38.42%
Risk-Free Interest Rate	2.0%	2.36%
Expected Life of Awards, Years	5	5

The following table represents the Company’s warrant activity for the three months ended March 31, 2011:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2010	1,727,920		$1.64	3.86

Issued in financing transactions	710,500		$0.26
Granted	9,305	$0.24	$0.64
Exercised	(7,500)		$0.50
Expired	(11,000)		$2.00

Outstanding, March 31, 2011	2,429,225		$1.13	4.96

Exercisable, March 31, 2011	1,933,725		$1.05	3.68

The Company issued 9,305 warrants for services during the three months ended March 31, 2011 at exercise prices ranging from $0.85 to $0.51 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $2,203 and was recorded as noncash share-based compensation expense when vesting occurred.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Other

At December 31, 2009, the Company had accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and will be satisfied in 24 equal monthly payments.   The balance of this accrued severance at March 31, 2011 was $30,469 and is recorded as part of accrued compensation.

NOTE 10 – SUBSEQUENT EVENTS

On April 29, 2011, the Company executed and delivered to CMA Investments, LLC, a Georgia limited liability company (“CMA”), a Promissory Grid Note with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the independent directors of the Company are the members.   Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest, which is computed at LIBOR plus 5.25%, on amounts drawn and fees will be paid by an affiliate of a director of the Company, to CMA.  Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments.

Other terms of the CMA Note include:

•	The CMA Note is unsecured;

•	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•	The CMA Note is subordinated to the Company’s outstanding $3,000,000 Loan and Security Agreement with Topping Lift Capital LLC.

•
The Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note.

On April 22, 2011, the Lender informed the Company of a default under the Company’s $3,000,000 Loan Facility as a result of noncompliance with certain financial covenants relating to gross profit margins and tangible net worth.

On April 28, 2011, Topping Lift and the Company entered into a forbearance agreement pursuant to which Topping Lift agreed to forbear from proceeding against the Company as a result of the defaults and to extend the period of time for the Company to raise $400,000 of additional capital from April 30, 2011, to May 30, 2011. Such forbearance agreement will terminate on May 20, 2011. Topping Lift and the Company have agreed to negotiate an additional amendment to the Loan Facility to modify certain financial covenants prior to May 20, 2011, which amendment is expected to permanently waive the defaults.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products made with Vytex to virtually undetectable levels. The allergic reactions to untreated latex are a significant detriment affecting numerous individuals globally that use many different products made with NRL. With non-latex products growing at a rapid rate due to these allergy problems, the costs for alternative materials incurred by the manufacturers of these many different products have greatly increased. Nearly all substitute materials have been more expensive than NRL – by a factor of five in some cases. This fact has changed in the past thirteen months as NRL prices have increased by as much as 66% and continue to fluctuate in the higher priced zone.  Synthetic prices have not kept up with this increase as supply for nitrile and neoprene has exceeded demand, while crude oil prices have not kept up with the increase in NRL thus moving both below NRL itself; and, therefore well below Vytex NRL.  We have introduced Vytex NRL, our “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. We intend for Vytex NRL to become the standard source of latex and latex substitutes, not unlike a standard computer operating system on which many other applications can run. Over 9.7 million tonnes of NRL are produced globally of which just over 1.4 million tonnes are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million plus tonnes are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, catheters and other items. We have introduced Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users to create the pull-through.  This provides a competitive advantage for manufacturers utilizing Vytex NRL, ranging from those who use it as a raw material to those who are using a product that contains NRL, including manufacturers of the end products.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.   Note 1, "Summary of Significant Accounting Policies" of this Form 10-Q and in the Notes to Financial Statements in the Company's 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010

Revenues

 Revenues for the three months ended March 31, 2011 and 2010 were $119,039 and $83,409, respectively, for an increase of $35,630 or 42.7%.

Operating Expenses

	Three Months Ended
	March 31,		$	%
	2011	2010	Change	Change
OPERATING EXPENSES:
Sales and marketing	$250,612	$188,479	$62,134	33.0%
General and administrative	790,171	466,588	323,583	69.4%
Research and development	26,360	16,937	9,423	55.6%
	$1,067,143	$672,004	$395,139	58.8%

Our operating expenses were $1,067,143 and $672,004 for the three months ended March 31, 2011 and 2010, respectively, for an increase of $395,139 or 58.8%.   The majority of this overall increase resulted from an increase in non-cash share-based compensation expense of $393,294 in three months ended March 31, 2011 over 2010.

For the three months ended March 31, 2011 and 2010, sales and marketing expenses were 250,612 and $188,479, respectively.  The increase of $62,134 is primarily due to the increase in non-cash share-based compensation of $71,504 offset somewhat by lower travel and promotional costs.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended March 31, 2011 and 2010, general and administrative expenses were $790,171 and $466,588, respectively.  The increase of 323,583 is primarily composed of the increase in non-cash share based compensation of $321,790.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended March 31, 2011 was $26,360 for research and development expenses compared to $16,937 for the three months ended March 31, 2010 for an increase of $9,423.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2011, consisted of $199 of interest income on cash deposits net of interest expense of $37,753, which includes $26,974 of amortization of financing related costs.   This compares to $1,183 of interest income for the three months ended March 31, 2010 net of $628 interest expense.

Net Loss

Net loss was $1,063,538 and $660,265 for the three months ended March 31, 2011 and 2010, respectively, an increase of $403,273 or 61.1% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had current assets of $472,561, including $271,764 in cash, and $886,447 of current liabilities, or negative working capital of $413,886.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues and the financing transactions closed in March 2011 and April 2011.   We may also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 to continually increase.

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

   Sources and Uses of Cash

For the three months ended March 31, 2011 and 2010, net cash used by operations was $40,984 and $519,797, respectively.  The negative cash flow for the three months ended March 31, 2011 resulted primarily from the net loss of $1,063,538 reduced by non-cash charges related to non-cash share-based compensation expense of $589,602 and amortization of $29,633.  The negative cash flow for three months ended March 31, 2010 was primarily the result of the $660,265 net loss.  This was reduced primarily the non-cash share-based compensation charge of $196,308.

Net cash used in investing activities for the three months ended March 31, 2011 was $25,795 of legal and other costs associated with our patents.  Net cash provided by investing activities for the three months ended March 31, 2010 was $129,355 comprised of the receipt of the amount due on the related party note receivable in January 2010 of $137,949 offset by $8,594 of legal and other costs associated with our patents.

Net cash provided by financing activities for the three months ended March 31, 2011 was $55,918 comprised of $3,750 in proceeds from the exercise of common stock purchase warrants and $400,000 in proceeds from notes payable offset by $347,832 in costs incurred in securing the line of credit facility and notes payable.  Net cash provided by financing activities for the three months ended March 31, 2010 was $282,250 in proceeds from the sale of common stock and exercise of common stock purchase warrants.

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur in excess of $2 million for operating expenses over the next 12 months including almost $800,000 in both personnel costs in general and administrative expenses, including professional fees.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.       CONTROLS AND PROCEDURES

             (A)   Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

 None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended March 31, 2011, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)     Common Stock and Warrant Financings

From January 1, 2011 through March 31, 2011, the Company issued 7,500 shares of common stock upon the exercise of warrants at $0.50 per share.

From January 1, 2011 through March 31, 2011, the Company issued 2,353 warrants to purchase one share of common stock at an exercise price of $0.85 per share, 3,030 warrants to purchase one share of common stock at an exercise price of $0.66 per share, 3,922 warrants to purchase one share of common stock at an exercise price of $1.60 per share, and 10,000 warrants to purchase one share of common stock at an exercise price of $0.51 per share, all for services rendered to the Company.

On March 14, 2011, the Company issued warrants to purchase 495,500 shares of the Company’s common stock to the lender of the line of credit facility at $.01 per share which vest upon the initial loan advance.   Additionally, the Company issued 55,000 warrants at $1.25 per share in connection with this line of credit facility.

Also on March 14, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.

(b)     Stock Option Grants

On March 14, 2011, the Company issued options to employees to purchase an aggregate 1,150,000 shares of its common stock at an exercise price of $0.68 per share.   A total of 150,000 of the options vested immediately and the remaining 1,000,000 vest in equal increments on each of March 14, 2012, 2013 and 2014.   None of these options has been exercised as of March 31, 2011.

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

10.19
Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 16, 2011	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2011		/s/ Jack W. Callicutt
Jack W. Callicutt
Chief Financial Officer (Principal Financial and Accounting Officer)