Form 10-Q
period 2011-06-30
Vystar Corp
filed 2011-08-12
CIK 1308027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 000-53754

VYSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 10, 2011, there were 15,566,391 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended June 30, 2011

Part I.       FINANCIAL INFORMATION

ITEM 1.    Financial Statements

VYSTAR CORPORATION
BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$247,325	$282,625
Accounts receivable	55,227	31,707
Inventory	44,234	189,268
Prepaid expenses	75,777	97,396
Other	45,442	54,898
TOTAL CURRENT ASSETS	468,005	655,894

PROPERTY AND EQUIPMENT, NET	1,558	2,622

OTHER ASSETS
Deferred financing costs, net	438,988	0
Patents and trademarks, net	155,489	125,260
Other	4,421	4,421

TOTAL ASSETS	$1,068,461	$788,197
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$254,679	$210,106
Accrued compensation	91,632	205,395
Accrued expenses	163,734	250,656
TOTAL CURRENT LIABILITIES	510,045	666,157

NOTES PAYABLE AND ACCRUED INTEREST, net of debt discount of $50,600	495,775	0
RELATED PARTY LINE OF CREDIT	633,750	0

TOTAL LIABILITIES	1,639,570	666,157

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.0001 par value, 50,000,000 shares authorized; 15,553,983 and 15,417,524 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,555	1,542
Additional paid-in capital	15,808,194	14,192,551
Deferred compensation	0	(11,836)
Accumulated deficit	(16,380,858)	(14,060,217)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(571,109)	122,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,068,461	$788,197

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$125,892	$353,302	$244,931	$436,711

COST OF REVENUES	75,075	482,462	152,955	554,687
Gross Margin	50,817	(129,160)	91,976	(117,976)

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $30,893 and $13,143 for the three months ended June 30, 2011 and 2010, respectively and $124,305 and $35,051 for the six months ended June 30, 2011 and 2010, respectively	178,301	196,606	428,913	385,085
General and administrative, including non-cash share-based compensation of $115,187 and $306,517 for the three months ended June 30, 2011 and 2010, respectively and $611,377 and $480,917 for the six months ended June 30, 2011 and 2010, respectively	356,307	614,741	1,146,478	1,081,329
Research and development	20,844	12,591	47,203	29,528
Total Operating Expenses	555,452	823,938	1,622,594	1,495,942

LOSS FROM OPERATIONS	(504,635)	(953,098)	(1,530,618)	(1,613,918)

OTHER INCOME (EXPENSE)
Interest income	273	863	471	2,046
Interest expense	(752,741)	(331)	(790,494)	(959)

NET LOSS	$(1,257,103)	$(952,566)	$(2,320,641)	$(1,612,831)

Basic and Diluted Loss per Share	$(0.08)	$(0.07)	$(0.15)	$(0.12)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,511,776	14,342,238	15,464,993	13,861,871

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,320,641)	$(1,612,831)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation expense	735,682	515,968
Depreciation	1,064	3,772
Amortization of patents and trademarks	5,320	4,160
Amortization of deferred financing costs	750,261	0
(Increase) decrease in assets
Accounts receivable	(23,520)	(125,745)
Inventory	145,034	(192,680)
Prepaid expenses	21,619	15,577
Other	9,456	13,711
Increase (decrease) in liabilities
Accounts payable	44,573	94,998
Accrued compensation and expenses	(200,685)	253,267
Interest payable	21,375	(27,087)

Net cash used in operating activities	(810,462)	(1,056,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from related party note receivable	0	137,949
Cost of patents	(35,549)	(8,594)

Net cash (used in) provided by investing activities	(35,549)	129,355

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	525,000	0
Proceeds from related party line of credit	633,750	0
Deferred financing costs	(389,289)	0
Issuance of common stock	41,250	959,750

Net cash provided by financing activities	810,711	959,750

NET (DECREASE) INCREASE IN CASH	(35,300)	32,215

CASH - BEGINNING OF PERIOD	282,625	780,147

CASH - END OF PERIOD	$247,325	$812,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Stock purchase warrants issued in connection with line of credit and notes payable financings	$797,409	$0
Beneficial conversion feature associated with shareholder notes payable	29,287	0

CASH PAID DURING THE PERIOD FOR
Interest	$1,117	$959

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2011 and 2010.

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  Cash held in banks in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor our cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the six month periods ended June 30, 2011 and 2010, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 4,373,333 shares and 3,695,000 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, as their effect would be anti-dilutive.  Warrants to purchase 4,360,624 shares and 2,187,059 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, accounts payable, and certain other financial instruments (such as accrued expenses and other current liabilities) included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments.   The carrying value of notes payable and the line of credit approximates their fair value based on the Company’s current borrowing availability.

Subsequent Events
The Company evaluated subsequent events through the date these financial statements were issued.  Other than as disclosed in Note 9, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2011, the Company had cash of $247,325 and a deficit in working capital of $42,040.  Further, at June 30, 2011, the accumulated deficit amounted to $16,380,858.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues and attracting new sources of debt financing.   We may also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 to continually increase.

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

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(37,220)	(36,156)

	$1,558	$2,622

Depreciation expense for the three months ended June 30, 2011 and 2010 was $508 and $1,886, respectively, and for the six months ended June 30, 2011 and 2010 was $1,064 and $3,772, respectively.

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

 Patents and trademarks are as follows:

	June 30, 2011	December 31, 2010

Patents	$171,891	$136,342
Accumulated amortization	(25,474)	(20,154)
	146,417	116,188
Trademarks	9,072	9,072

	$155,489	$125,260

Amortization expense for of the three months ended June 30, 2011 and 2010 was $2,660 and $3,414, respectively, and for the six months ended June 30, 2011 and 2010 was $5,320 and $4,160, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

On March 11, 2011, the Company entered into a $3,000,000 credit facility with Topping Lift Capital LLC (the “Lender”) pursuant to a Loan and Security Agreement and accompanying Loan Documents (the “Loan Facility”).   On April 22, 2011, the Lender informed the Company of a default under the Company’s $3,000,000 Loan Facility as a result of noncompliance with certain financial covenants relating to gross profit margins and tangible net worth.  On April 28, 2011, Topping Lift and the Company entered into a forbearance agreement pursuant to which Topping Lift agreed to forbear from proceeding against the Company as a result of the defaults and to extend the period of time for the Company to raise $400,000 of additional capital from April 30, 2011, to May 30, 2011.   On May 20, 2011, Topping Lift and the Company entered into the Second Amendment to Loan and Security Agreement and Waiver to modify certain financial covenants prior to May 20, 2011 and permanently waive all such defaults. In connection with such agreement, the Company (1) issued warrants to purchase 195,925 shares of common stock at an exercise price of $0.01 per share which warrants vested upon issuance, and (2) modified the terms of the warrant issued to Topping Lift at the original closing of the TL Facility by immediately vesting such warrants.   On June 30, 2011, the Company terminated the Loan Facility and satisfied all its remaining obligations to the Lender.

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

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the independent directors of the Company are the members.   Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest, which is computed at LIBOR plus 5.25%, on amounts drawn and fees will be paid by an affiliate of a director of the Company, to CMA.  Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments.   As of June 30, 2011, the Company had borrowed $633,750 under the CMA note.

Other terms of the CMA Note include:

•	The CMA Note is unsecured;

•	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•
As compensation to the directors for providing the CMA note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note.

On May 31, 2011, the Company completed an offering to certain existing shareholders of the Company for an aggregate of $125,000 of Notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at a weighted average of $0.49 per share for two years from the date of issuance. Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) are convertible into shares of the Company’s common stock at a weighted average conversion rate of $0.49 of principal and interest for each such share. No payments of interest or principal are payable until two years from the date of each note. The Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

The computed value of the warrants issued in connection with the Notes issued in March and May 2011, $29,287, is reflected as a debt discount and netted against the notes payable on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Notes and an increase in paid in capital for the intrinsic value of the conversion feature.  The debt discount and beneficial conversion feature amount will be amortized to interest expense over the life of the Notes under the effective interest method.

The Company incurred $701,080 of costs directly associated with the Loan Facility which closed in March 2011, $361,849 of which has been paid or is payable in cash and $339,230 in non-cash share-based compensation.   The costs were being amortized on a straight line basis over the term of the Loan Facility; however, as discussed above, the Loan Facility was terminated on June 30, 2011, and all remaining unamortized costs were charged to interest expense.  Amortization of these costs associated with the Loan Facility amounted to $675,455 for the three months ended June 30, 2011.  The Company incurred $480,195 of costs directly associated with CMA Note which closed in May 2011, $27,440 of which has been paid or is payable in cash and $452,755 is in non-cash share-based compensation.   The costs are being amortized on a straight line basis over the term of the CMA Note.  Amortization of these costs associated with the CMA Note amounted to $41,208 for the three months ended June 30, 2011.  Amortization of all deferred financing costs for the six months ended June 30, 2011 amounted to $750,261.

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

In May and June 2010, the Company issued 220,000 shares of common stock valued at $293,500 under agreements for professional services to be provided over a period of four to six months.  The amortization of deferred compensation expense for the three month period ended June 30, 2010 related to these shares was $133,474.

Additionally, the Company recorded $40,750 and $84,427 in amortization of deferred compensation expense for the three and six month periods ended June 30, 2010, respectively, related to 2009 common stock and warrants issuances for services.

In the second quarter of 2011, the Company issued 53,959 shares valued at $24,282 for interest and fees for the related party CMA note.

 NOTE 8 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2011 and 2010.  The following assumptions were used:

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•
Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 38% - 39%;

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

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, the Company recorded non-cash stock compensation expense on March 14, 2011 of $425,000.  Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were issued at the closing market price of the Company’ s common stock on the date of issuance and have a 10 year term.  Vesting was immediate for 150,000 options and in equal increments on March 14, 2012, 2013 and 2014 for 1,000,000 of the options.

The Company recorded $146,080 and $319,660 for the three month periods ended June 30, 2011 and 2010, respectively, and $735,682 and $515,968 for the six month periods ended June 30, 2010 and 2009, respectively, of stock-based compensation expense related to employee and board member stock options and warrants issued to nonemployees.  As of June 30, 2011, $1,099,657 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2.5 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2011, there were 2,887,500 shares of common stock reserved for issuance under the Plan.  The Plan permits stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), although to date no Incentive Stock Options have been granted.  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 3 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the six months ended June 30, 2011 and 2010:

	2011	2010
Expected Dividend Yield	0	0
Expected Volatility in Stock Price	39%	39.27%
Risk-Free Interest Rate	2.70%	3.00%
Expected Life of Stock Awards - Years	6	6
Weighted Average Fair Value at Grant Date	$0.29	$0.75

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2011:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2010	5,987,500	$1.33

Granted	1,200,000	$0.67

Forfeited	(75,000)	$2.00

Outstanding, June 30, 2011	7,112,500	$0.69

Exercisable, June 30, 2011	4,373,333	$0.69

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the six months ended June 30:

	2011	2010
Expected Dividend Yield	0	0
Expected Volatility in Stock Price	39%	38.68%
Risk-Free Interest Rate	2.0%	2.42%
Expected Life of Awards, Years	5	5

 The following table represents the Company’s warrant activity for the six months ended June 30, 2011:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2010	1,727,920		$1.64	3.86

Issued in financing transactions	3,556,425		$0.39
Granted	17,921	$0.20	$0.56
Exercised	(82,500)		$0.50
Expired	(48,830)		$1.23

Outstanding, June 30, 2011	5,170,936		$0.74	7.55

Exercisable, June 30, 2011	4,630,624		$0.78	7.29

The Company issued 17,921 warrants for services during the six months ended June 30, 2011 at exercise prices ranging from $0.85 to $0.45 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $3,656 and was recorded as stock based compensation expense when vesting occurred.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

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

Other

At December 31, 2009, the Company had accrued severance of $81,250 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and will be satisfied in 24 equal monthly payments.   The balance of this accrued severance at June 30, 2011 was $20,313 and is recorded as part of accrued compensation.

See note 6 for discussion of related party line of credit established on April 29, 2011.

NOTE 9 – SUBSEQUENT EVENTS

The Company has signed a Letter of Intent (LOI) to merge with EcoGlove Asia Pacific Sdn Bhd, an innovator in sustainable, reusable exam gloves. The proposal is nonbinding and subject to the satisfactory completion of due diligence by both Vystar and EcoGlove, which is currently underway. All of the terms of the merger have not been finalized; however, both parties are working toward completion by September 30, 2011.   EcoGlove, headquartered in Sabah, Malaysia, is a specialty glove company engaged in bridging the gap between safety, quality, cost and environmental sustainability.  The company manufactures reusable medical "Tr@ce" gloves and provides innovative reprocessing technology to their clients that enables Tr@ce gloves to be used multiple times, surpassing safety compliance requirements. The first-ever Glove-Unique Reprocessing Unit, called "GURU," provides automated cleaning, decontamination, testing and re-packaging of Tr@ce gloves. The GURU reconditions the used Tr@ce gloves to be as new, tests for pinholes, visual and all other defects and automatically packs them by size. Tr@ce gloves are named for the tracing encoda software platform that is encrypted in each glove to manage every aspect of usage. EcoGlove is a current customer of Vystar and features gloves made with Vytex NRL in its product offerings.  The combined company would remain headquartered in Georgia and the Company’s CEO and CFO are expected to hold such positions with the combined company.

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

Pricing for natural rubber latex remains very high compared to historical pricing and several industry publications have indicated no declines are expected in the near term. The Company believes that this significant inflation in pricing of natural rubber latex has delayed customer acceptance and increases in revenues. As a result, the Company has recently completed an enhanced method of production for Vytex NRL which makes Vytex NRL more competitive with regard to pricing of natural rubber latex. Vytex NRL produced under the enhanced method of production is being rolled out now and should help alleviate many customers concerns over pricing of Vytex NRL compared to natural rubber latex. As the Company’s product continues to gain market acceptance, the Company expects sales in 2011and beyond to continually increase. Additionally, the Company is beginning to work with certain customers in bringing products to market which feature Vytex NRL. A production trial of pillows made with Vytex NRL is underway currently with support in certain areas provided by the Company.

The Company has signed a Letter of Intent (LOI) to merge with EcoGlove Asia Pacific Sdn Bhd, an innovator in sustainable, reusable exam gloves. The proposal is nonbinding and subject to the satisfactory completion of due diligence by both Vystar and EcoGlove, which is currently underway. All of the terms of the merger have not been finalized; however, both parties are working toward completion by September 30, 2011. EcoGlove, headquartered in Sabah, Malaysia, is a specialty glove company engaged in bridging the gap between safety, quality, cost and environmental sustainability. EcoGlove manufactures reusable medical "Tr@ce" gloves and provides innovative reprocessing technology to their clients that enables Tr@ce gloves to be used multiple times, surpassing safety compliance requirements. The first-ever Glove-Unique Reprocessing Unit, called "GURU," provides automated cleaning, decontamination, testing and re-packaging of Tr@ce gloves. The GURU reconditions the used Tr@ce gloves to be as new, tests for pinholes, visual and all other defects and automatically packs them by size. Tr@ce gloves are named for the tracing encoda software platform that is encrypted in each glove to manage every aspect of usage. EcoGlove is a current customer of Vystar and features gloves made with Vytex NRL in its product offerings. EcoGlove is expected to complete a significant trial of its technology with a major hospital system in the United States early in the fourth quarter of 2011.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 with the Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 and 2010 were $125,892 and $353,302, respectively. During the quarter ended June 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter.   There were no such arrangements in 2011, and the Company generated a gross margin of 40.4% for the three months ended June 30, 2011.

Operating Expenses

	Three Months Ended
	June 30,		$	%
	2011	2010	Change	Change
OPERATING EXPENSES:
Sales and marketing	$178,301	$196,606	$(18,305)	-9.3%
General and administrative	356,307	614,741	(258,434)	-42.0%
Research and development	20,844	12,591	8,253	65.5%
	$555,452	$823,938	$(268,486)	-32.6%

Our operating expenses were $555,452 and $823,938 for the three months ended June 30, 2011 and 2010, respectively, for a decrease of $(268,486) or (32.6)%.  The decrease in total operating expenses was primarily comprised of a decrease in non-cash stock-based compensation expense of $173,996, a decrease in salary expense of $28,121, and decreases in investor relations, legal and professional fees aggregating $58,988.

For the three months ended June 30, 2011 and 2010, sales and marketing expenses were $178,301 and $196,606, respectively.  The decrease of $18,305 is primarily due to the departure of the Company’s former Executive Vice President of Sales and Business development on March 31, 2011.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended June 30, 2011 and 2010, general and administrative expenses were $356,307 and $614,741, respectively.  The decrease of $258,434 is primarily comprised of a decrease in non-cash stock-based compensation costs of $191,741 and decreases totaling approximately $59,000 in investor relations, legal and professional fees.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended June 30, 2011 was $20,844 for research and development expenses compared to $12,591 for the three months ended June 30, 2010, an increase of $8,253.   The increase is primarily due to activities focused on expanding our product portfolio and enhancing methods of production.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2011, consisted of $273 of interest income on cash deposits net of interest expense of $752,741.   The interest expense for the three months ended June 30, 2011 includes interest on the notes payable of $11,375, interest on the related party line of credit of $3,305, amortization of financing costs of $736,944, and miscellaneous interest of $1,117.  This compares to $863 of interest income for the three months ended June 30, 2010 net of $331 interest expense.

Net Loss

Net loss was $1,257,103 and $952,566 for the three months ended June 30, 2011 and 2010, respectively, an increase of $304,537 in the net loss.

Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 and 2010 were $244,931 and $436,711, respectively.     During the quarter ended June 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter and also for the six months then ended.   There were no such arrangements in 2011, and the Company generated a gross margin of 37.6% for the six months ended June 30, 2011.

Operating Expenses

	Six Months Ended
	June 30,		$	%
	2011	2010	Change	Change
OPERATING EXPENSES:
Sales and marketing	$428,913	$385,085	$43,828	11.4%
General and administrative	1,146,478	1,081,329	65,149	6.0%
Research and development	47,203	29,528	17,675	59.9%
	$1,622,594	$1,495,942	$126,652	8.5%

Our operating expenses were $1,622,594 and $1,495,942 for the six months ended June 30, 2011 and 2010, respectively, for an increase of $126,652 or 8.5%.  The increase in total operating expenses was primarily comprised of an increase in non-cash stock-based compensation expense of $221,300 offset by decreases in legal and professional fees aggregating $98,068.

For the six months ended June 30, 2011 and 2010, sales and marketing expenses were $428,913 and $385,085, respectively.  The increase of $43,828 is primarily due an increase in non-cash stock-based compensation of $86,809 partially offset by a decrease in salaries and benefits due to the departure of the Company’s former Executive Vice President of Sales and Business development on March 31, 2011.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the six months ended June 30, 2011 and 2010, general and administrative expenses were $1,146,478 and $1,081,329, respectively.  The increase of $65,149 is primarily due to an increase in non-cash stock-based compensation of $130,460 partially offset by decreases in legal and professional fees.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the six months ended June 30, 2011 was $47,203 for research and development expenses compared to $29,528 for the six months ended June 30, 2010, an increase of $17,675.   The increase is primarily due to activities focused on expanding our product portfolio and enhancing methods of production.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2011, consisted of $471 of interest income on cash deposits net of interest expense of $790,494.   The interest expense for the six months ended June 30, 2011 includes interest on the notes payable of $21,375, interest on the related party line of credit of $3,305, amortization of financing costs of $763,919, and miscellaneous interest of $1,895. This compares to $2,046 of interest income for the six months ended June 30, 2010 net of $959 interest expense.

Net Loss

Net loss was $2,320,641 and $1,612,831 for the six months ended June 30, 2011 and 2010, respectively, an increase of $707,810 in the net loss.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had current assets of $468,005, including $247,325 in cash, and $510,045 of current liabilities, or working capital deficit of $42,040.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues and attracting new sources of equity or debt financing.   We may also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders.  While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 to continually increase.

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

Sources and Uses of Cash

For the six months ended June 30, 2011 and 2010, net cash used by operations was $810,462 and $1,056,890, respectively.  The negative cash flow for the six months ended June 30, 2011 was primarily the result of the $2,320,641 net loss.  This was reduced by several non-cash charges, primarily the share-based compensation charges of $735,682 and $755,581 for amortization. The negative cash flow for the six months ended June 30, 2010 was primarily the result of the $1,612,831 net loss.  This was reduced by several non-cash charges, primarily the share-based compensation charges of $515,968.

Net cash used by investing activities for the six months ended June 30, 2011 was $35,549 compared to net cash provided by investing activities for the same period of 2010 of $129,355.   The cash used in 2011 was due to legal and other costs associated with our patents and trademarks.   Cash provided in 2010 was related to the proceeds from a related party note receivable offset partially by legal and other costs associated with our patents and trademarks.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010, was $810,711 and $959,750, respectively.  In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $633,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289.  The financing activities in 2010 represent proceeds from the sale of common stock and common stock purchase warrants and the exercise of common stock purchase warrants.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

 None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended June 30, 2011, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)Common Stock and Warrant Financings

From April 1, 2011 through June 30, 2011, the Company issued 75,000 shares of its common stock upon the exercise of warrants at $0.50 per share.

From April 1, 2011 through June 30, 2011, the Company issued 53,959 shares of its common stock valued at $24,281 for fees and interest associated with the related party line of credit established during the quarter.

From April 1, 2011 through June 30, 2011, the Company issued 5,555 warrants to purchase one share of common stock at an exercise price of $0.45 per share and 3,061 warrants to purchase one share of common stock at an exercise price of $0.49 per share for services rendered to the Company.   The Company also issued warrants to purchase 2,600,000 shares of the Company’s common stock to certain directors at $.45 per share for providing the $800,000 related party line of credit.

(b)Stock Option Grants

None.

(c)Application of Securities Laws and Other Matters

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

ITEM 4.  [REMOVED AND RESERVED]

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 12, 2011	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Jack W. Callicutt
Jack W. Callicutt
Chief Financial Officer (Principal Financial and
Accounting Officer)