Form 10-Q
period 2011-09-30
Vystar Corp
filed 2011-11-14
CIK 1308027

7675559499.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 15,598,898 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation
Form 10-Q for the Quarter Ended September 30, 2011

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
VYSTAR CORPORATION
BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$72,077	$282,625
Accounts receivable	72,858	31,707
Inventory	104,155	189,268
Prepaid expenses	110,591	97,396
Other	20,279	54,898
TOTAL CURRENT ASSETS	379,960	655,894

PROPERTY AND EQUIPMENT, NET	1,335	2,622

OTHER ASSETS
Deferred financing costs, net	633,143	0
Patents and trademarks, net	158,689	125,260
Other	4,421	4,421

TOTAL ASSETS	$1,177,548	$788,197
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$421,264	$210,106
Accrued compensation	25,205	205,395
Accrued expenses	161,110	250,656
TOTAL CURRENT LIABILITIES	607,579	666,157

SHAREHOLDER NOTES PAYABLE AND ACCRUED INTEREST, net of debt discount of $43,280	516,220	0
RELATED PARTY LINE OF CREDIT	768,750	0

TOTAL LIABILITIES	1,892,549	666,157

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.0001 par value, 50,000,000 shares authorized; 15,575,470 and 15,417,524 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,558	1,542
Additional paid-in capital	16,244,499	14,192,551
Deferred compensation	0	(11,836)
Accumulated deficit	(16,961,058)	(14,060,217)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(715,001)	122,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,177,548	$788,197

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$71,651	$217,580	$316,582	$654,291

COST OF REVENUES	49,834	290,351	202,789	845,038
Gross Margin	21,817	(72,771)	113,793	(190,747)

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $9,654 and $17,136 for the three months ended September 30, 2011 and 2010, respectively and $133,959 and $54,632 for the nine months ended September 30, 2011 and 2010, respectively	116,758	183,593	545,671	568,678
General and administrative, including non-cash share-based compensation of $68,463 and $411,789 for the three months ended September 30, 2011 and 2010, respectively and $679,421 and $890,256 for the nine months ended September 30, 2011 and 2010, respectively	288,066	627,801	1,434,545	1,709,130
Research and development	12,058	19,617	59,260	49,145
Total Operating Expenses	416,882	831,011	2,039,476	2,326,953

LOSS FROM OPERATIONS	(395,065)	(903,782)	(1,925,683)	(2,517,700)

OTHER INCOME (EXPENSE)
Interest income	74	618	545	2,664
Interest expense	(185,209)	(572)	(975,703)	(1,531)

NET LOSS	$(580,200)	$(903,736)	$(2,900,841)	$(2,516,567)

Basic and Diluted Loss per Share	$(0.04)	$(0.06)	$(0.19)	$(0.18)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,563,999	15,053,429	15,498,358	14,263,421

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

CASH PAID DURING THE PERIOD FOR
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,900,841)	$(2,516,567)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation expense	909,131	944,892
Depreciation	1,287	4,846
Amortization of patents and trademarks	8,226	6,240
Amortization of deferred financing costs	826,289	0
(Increase) decrease in assets
Accounts receivable	(41,151)	761
Inventory	85,113	(249,146)
Prepaid expenses	(13,195)	(32,680)
Other	34,615	(24,296)
Increase (decrease) in liabilities
Accounts payable	211,158	112,474
Accrued compensation and expenses	(269,736)	287,030
Interest payable	34,500	(37,247)

Net cash used in operating activities	(1,114,604)	(1,503,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from related party note receivable	0	137,949
Cost of patents	(41,655)	(17,605)

Net cash (used in) provided by investing activities	(41,655)	120,344

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable	525,000	0
Proceeds from related party line of credit	768,750	0
Deferred financing costs	(389,289)	0
Issuance of common stock	41,250	988,500

Net cash provided by financing activities	945,711	988,500

NET (DECREASE) INCREASE IN CASH	(210,548)	(394,849)

CASH - BEGINNING OF PERIOD	282,625	780,147

CASH - END OF PERIOD	$72,077	$385,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Stock purchase warrants issued in connection with line of credit and notes payable financings	$1,034,445	$0
Beneficial conversion feature associated with shareholder notes payable	29,287	0

CASH PAID DURING THE PERIOD FOR INTEREST	$2,524	$1,531

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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

Basis of Presentation
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission.The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. Cash held in banks in some cases may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor our cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method. The valuation of inventory requires the Company to estimate net realizable value. Inventory is written down for estimated obsolescence to the lesser of cost or market value.

Loss Per Share
Because the Company reported a net loss for the nine month periods ended September 30, 2011 and 2010, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 4,639,166 shares and 3,883,333 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, as their effect would be anti-dilutive. Warrants to purchase 6,472,234 shares and 2,110,000 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

Revenues
We derive our revenue from the sale of or license fees from our Vytex Natural Rubber Latex product to various manufacturers of rubber and rubber end products using NRL and/or their distributors. The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenue is recognized at the time product is shipped and title passes to the customer.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, accounts payable, and certain other financial instruments (such as accrued expenses and other current assets) included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of shareholder notes payable and the line of credit approximates their fair value based on the Company’s current borrowing availability.

Subsequent Events
The Company evaluated subsequent events through the date these financial statements were issued. Other than as disclosed in Note 10, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2011, the Company had cash of $72,077 and a deficit in working capital of $227,619. Further, at September 30, 2011, the accumulated deficit amounted to $16,961,058. As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenues and attracting new sources of debt financing. We will also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders. As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2011 and beyond. If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2011 and beyond, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 3 – INVENTORY

Inventory consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Finished goods	$104,155	$189,628

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(37,443)	(36,156)

	$1,335	$2,622

Depreciation expense for the three months ended September 30, 2011 and 2010 was $223 and $1,074, respectively, and for the nine months ended September 30, 2011 and 2010 was $1,287 and $4,846, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

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

 Patents and trademarks are as follows:

	September 30, 2011	December 31, 2010

Patents	$177,997	$136,342
Accumulated amortization	(28,380)	(20,154)
	149,617	116,188
Trademarks	9,072	9,072

	$158,689	$125,260

Amortization expense for of the three months ended September 30, 2011 and 2010 was $2,906 and $2,080, respectively, and for the nine months ended September 30, 2011 and 2010 was $8,226 and $6,240, respectively.

NOTE 6 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

NOTE 7 – NOTES PAYABLE AND LOAN FACILITY

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the independent directors of the Company are the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25%, on amounts drawn, and fees, will be paid by an affiliate of a director of the Company, to CMA. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date such payments become due. The maturity date of the Note is April 29, 2013. As of September 30, 2011, the Company had borrowed $768,750 under the CMA Note.

Other terms of the CMA Note include:

•	The CMA Note is unsecured;

•	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•
As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. The Company incurred $480,195 of costs directly associated with the CMA Note, $27,440 of which has been paid in cash and $452,755 is in non-cash share-based compensation associated with the issuance of the warrants.   The costs are being amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA $200,000 to a maximum principal amount of $1,000,000 and the Company’s CEO and Chairman became a member of CMA. As compensation to the directors for increasing the amount available under the CMA Note, the directors approved modifying the exercise price for 2,600,000 compensatory stock purchase warrants previously issued to the directors to $0.27 per share, which was the closing price of the Company’s common stock on that date, and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $.27 per share, which vest upon the original terms of the CMA Note. The Company incurred $262,864 in non-cash share-based compensation for the increase in the maximum principal amount of the CMA Note and the repricing of the warrants issued to the directors for the CMA Note; these costs are being amortized on a straight line basis over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $109,916 for the nine months ended September 30, 2011.

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes (the “Shareholder Notes”) together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such Shareholder Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) are convertible into shares of the Company’s common stock at a weighted average conversion rate of $0.49 of principal and interest for each such share. No payments of interest or principal are payable until two years from the date of each note. The Shareholder Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

 Also on March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes (the “Shareholder Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance. Such Shareholder Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share. No payments of interest or principal are payable until March 11, 2013. The Shareholder Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders.

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount will be amortized to interest expense over the life of the Shareholder Notes under the effective interest method.

On June 30, 2011, the Company terminated its credit facility and satisfied all its remaining obligations under a $3,000,000 credit facility with Topping Lift Capital LLC. The Company incurred $701,080 of costs directly associated with the credit facility, which was entered into during March 2011; $361,849 of which has been paid in cash and $339,230 in non-cash share-based compensation associated with the issuance of warrants to purchase (1) 495,500 shares of common stock at a purchase price of $0.01, which warrants vested upon issuance and (2) 55,000 shares of common stock at a purchase price of $1.25, which warrants vested upon issuance. The costs were being amortized on a straight line basis over the term of the credit facility; however, all remaining unamortized costs were charged to interest expense at the date of termination of the credit facility. In connection with an amendment to the credit facility on May 20, 2011, the Company (1) issued warrants to purchase 195,925 shares of common stock at an exercise price of $0.01 per share which warrants vested upon issuance, and (2) modified the terms of the warrants issued to Topping Lift LLC at the original closing of the credit facility by immediately vesting such warrants. The Company incurred $86,377 in non-cash share-based compensation for the warrants issued in conjunction with the amendment and has included the amount in interest expense.

Amortization of all deferred financing costs for the nine months ended September 30, 2011 amounted to $905,346.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

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
During the third quarter of 2011 the Company issued 21,387 shares valued at $8,952 for interest and fees for the related party CMA note (Note 6) and issued 75,346 shares valued at $33,234 for the nine months ended September 30, 2011.

NOTE 9 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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

The Company recorded $78,117 and $86,868 for the three month periods ended September 30, 2011 and 2010, respectively, and $813,380 and $252,944 for the nine month periods ended September 30, 2011 and 2010, respectively, of stock-based compensation expense related to employee and board member stock options and warrants issued to nonemployees. As of September 30, 2011, $781,215 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services. At September 30, 2011, there were 3,512,500 shares of common stock reserved for issuance under the Plan. The Plan permits stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), although to date no Incentive Stock Options have been granted. All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 3 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the nine months ended September 30, 2011 and 2010:

	2011	2010
Expected Dividend Yield	0	0
Expected Volatility in Stock Price	39%	39.23%
Risk-Free Interest Rate	2.70%	2.93%
Expected Life of Stock Awards - Years	6	6
Weighted Average Fair Value at Grant Date	$0.29	$0.72

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2011:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2010	5,987,500	$1.33

Granted	1,200,000	$0.67

Forfeited	(700,000)	$0.67

Outstanding, September 30, 2011	6,487,500	$0.69

Exercisable, September 30, 2011	4,639,166	$0.69

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for warrants granted for the nine months ended September 30:

	2011	2010
Expected Dividend Yield	0	0
Expected Volatility in Stock Price	39%	36.87%
Risk-Free Interest Rate	.86%	1.82%
Expected Life of Awards, Years	5	5

The following table represents the Company’s warrant activity for the nine months ended September 30, 2011:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2010	1,727,920		$1.64	3.86

Issued in financing transactions	5,156,425		$0.26
Granted	190,219	$0.11	$0.31
Exercised	(82,500)		$0.50
Expired	(99,830)		$1.23

Outstanding, September 30, 2011	6,892,234		$0.55	8.06

Exercisable, September 30, 2011	6,472,234		$0.50	5.45

The Company issued 190,219 warrants for services during the nine months ended September 30, 2011 at exercise prices ranging from $0.85 to $0.20 per share, exercisable over 10 years from the grant date. All of the warrants vested immediately. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above. The total amount of the fair value was $20,672 and was recorded as stock based compensation expense when vesting occurred.

VYSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On October 7, 2011 the Company’s Board of Directors approved modifying the exercise price for 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes (Note 7) to $.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s directors for providing the CMA Note (Note 7) were modified to $.27 per share. The fair values associated with the repricing will be charged to interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSGENERAL

Vystar LLC, the predecessor to the Company, was formed on February 2, 2000, as a Georgia limited liability company by Travis W. Honeycutt. The Company’s operations under the LLC entity were focused substantially on the research, development and testing of the Vytex® Natural Rubber Latex ("NRL") process, as well as attaining intellectual property rights. In 2003, the Company reorganized as Vystar Corporation, a Georgia corporation, at which time all assets and liabilities of the limited liability company became assets and liabilities of Vystar Corporation, including all intellectual property rights, patents and trademarks.

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

On July 7, 2011, the Company signed a Letter of Intent to merge with EcoGlove Asia Pacific Sdn Bhd. The proposal was nonbinding and subject to the satisfactory completion of due diligence by both Vystar and EcoGlove. On September 27, 2011, the Company and EcoGlove mutually agreed to terminate the letter of intent and not proceed towards a definitive merger agreement as a result of an inability to agree upon material terms of the proposed transaction.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 with the Three Months Ended September 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 and 2010 were $71,651 and $217,580, respectively. During the quarter ended September 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter. There were no such arrangements in 2011, and the Company generated a gross margin of 30% for the three months ended September 30, 2011.

Operating Expenses

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
OPERATING EXPENSES:
Sales and marketing	$116,758	$183,593	$(66,835)	-36.4%
General and administrative	288,066	627,801	(339,735)	-54.1%
Research and development	12,058	19,617	(7,559)	-38.5%
	$416,882	$831,011	$(414,129)	-49.8%

Our operating expenses were $416,882 and $831,011 for the three months ended September 30, 2011 and 2010, respectively, for a decrease of $(414,129) or (49.8)%. The decrease in total operating expenses was primarily comprised of a decrease in non-cash stock-based compensation expense of $350,808 and a decrease in salary expense of $33,504.

For the three months ended September 30, 2011 and 2010, sales and marketing expenses were $116,758 and $183,593, respectively. The decrease of $66,835 is primarily due to the departure of the Company’s former Executive Vice President of Sales and Business development on March 31, 2011. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended September 30, 2011 and 2010, general and administrative expenses were $288,066 and $627,801, respectively. The decrease of $339,735 is primarily comprised of decreases in non-cash stock-based compensation costs of $343,326 and $29,339 in compensation expense, offset by increases in legal and professional fees. The decreased compensation expense resulted from the resignation during the quarter of the Company’s Chief Financial Officer and also by Company officers receiving a portion of their salaries in stock options rather than cash payments. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended September 30, 2011 was $12,058 for research and development expenses compared to $19,617 for the three months ended September 30, 2010, a decrease of $7,559. The decrease is primarily due to completing the testing of an enhanced method of production. Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2011, consisted of $74 of interest income on cash deposits net of interest expense of $185,210. The interest expense for the three months ended September 30, 2011 includes interest on the notes payable of $13,125, interest on the related party line of credit of $9,051, amortization of financing costs of $162,406 and miscellaneous interest of $628. This compares to $618 of interest income for the three months ended September 30, 2010 net of $572 interest expense.

Net Loss

Net loss was $580,200 and $903,736 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $393,760 in the net loss.

Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 and 2010 were $316,582 and $654,291, respectively. During the nine months ended September 30, 2010, we offered introductory pricing to customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin in the quarter and also for the nine months then ended. There were no such arrangements in 2011, and the Company generated a gross margin of 35.9% for the nine months ended September 30, 2011.

Operating Expenses

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change
OPERATING EXPENSES:
Sales and marketing	$545,671	$568,678	$(23,007)	(4.0)%
General and administrative	1,434,545	1,709,130	(274,585)	(16.1)%
Research and development	59,260	49,145	10,115	20.6%
	$2,039,476	$2,326,953	$(287,477)	(12.4)%

Our operating expenses were $2,039,476 and $2,326,953 for the nine months ended September 30, 2011 and 2010, respectively, for a decrease of $287,477 or 12.4%. The decrease in total operating expenses was primarily comprised of a decrease in non-cash stock-based compensation expense of $131,508 as well as decreases in investor relations, legal and professional fees aggregating $134,103.

For the nine months ended September 30, 2011 and 2010, sales and marketing expenses were $545,671 and $568,678, respectively. The decrease of $23,007 results from an increase in non-cash stock-based compensation of $79,327 offset by a decrease in salaries and benefits due to the departure of the Company’s former Executive Vice President of Sales and Business development on March 31, 2011 and other marketing expenses. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the nine months ended September 30, 2011 and 2010, general and administrative expenses were $1,434,545 and $1,709,130, respectively. The decrease of $274,585 is primarily due to a decrease in non-cash stock-based compensation of $225,117, along with decreases in legal and professional fees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the nine months ended September 30, 2011 was $59,260 for research and development expenses compared to $49,145 for the nine months ended September 30, 2010, an increase of $10,115. The increase is primarily due to activities focused on expanding our product portfolio and enhancing methods of production. Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2011, consisted of $545 of interest income on cash deposits net of interest expense of $975,703. The interest expense for the nine months ended September 30, 2011 includes interest on the notes payable of $34,500, interest on the related party line of credit of $12,355, amortization of financing costs of $926,323, and miscellaneous interest of $2,525. This compares to $2,664 of interest income for the nine months ended September 30, 2010 net of $1,531 interest expense.

Net Loss

Net loss was $2,900,841 and $2,516,567 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $314,050 in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had current assets of $379,960, including $72,077 in cash, and $607,579 of current liabilities, or working capital deficit of $227,619. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenues and attracting new sources of equity or debt financing. We will also consider raising additional capital through a private placement and expect to receive proceeds from stock warrant exercises from existing shareholders. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to raise additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. As the Company’s product continues to gain market acceptance, the Company expects sales in 2011 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2011 and beyond. If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2011 and beyond, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Sources and Uses of Cash

For the nine months ended September 30, 2011 and 2010, net cash used by operations was $1,114,604 and $1,503,693, respectively. The negative cash flow for the nine months ended September 30, 2011 was primarily the result of the $2,900,841 net loss. This was reduced by several non-cash charges, primarily the share-based compensation charges of $909,131 and $834,515 for amortization of financing costs. The negative cash flow for the nine months ended September 30, 2010 was primarily the result of the $2,516,567 net loss. This was reduced by several non-cash charges, primarily the stock-based compensation charges of $252,944, stock and warrants issued for services of $54,808, and $637,140 for amortization of deferred compensation.

Net cash used by investing activities for the nine months ended September 30, 2011 was $41,655 compared to net cash provided by investing activities for the same period of 2010 of $120,344. The cash used in 2011 was due to legal and other costs associated with our patents and trademarks. Cash provided in 2010 was related to the proceeds from a related party note receivable offset partially by legal and other costs associated with our patents and trademarks.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010, was $945,711 and $988,500, respectively. In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $768,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289. The financing activities in 2010 represent proceeds from the sale of common stock and common stock purchase warrants and the exercise of common stock purchase warrants.

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that if we do nothing to curtail our current operations we will incur in excess of $2 million of expenditures over the next 12 months including almost $500,000 in personnel costs and general and administrative expenses, including professional fees. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

We expect that cash used in operations will continue to increase as a result of the following planned activities:

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; product development, introduction and acceptance; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(C)	Limitations on the Effectiveness of Controls

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended September 30, 2011, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock and Warrant Financings

From July 1, 2011 through September 30, 2011, the Company issued 21,387 shares of its common stock valued at $8,952 for interest associated with the related party line of credit established during the second quarter.

From July 1, 2011 through September 30, 2011, the Company issued warrants to purchase 172,298 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
18,157	$0.45
4,286	$0.35
85,658	$0.30
64,197	$0.20

 The Company also issued warrants to purchase 1,600,000 shares of the Company’s common stock to certain directors at $.27 per share for providing the $200,000 increase to the related party line of credit.

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

4.1
Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5
Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6
Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7
Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8
Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9
Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*
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

10.12
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

10.14
Validity and Fraud Guaranty from William R. Doyle, Jack W. Callicutt and Matthew P. Clark to Topping Lift Capital LLC dated March 11, 2011 (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.15
Intellectual Property Security Agreement between Topping Lift Capital LLC and Vystar Corporation dated March 11, 2011 (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.16	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.17
Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: November 14, 2011	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial and Accounting Officer)