Form 10-K
period 2011-12-31
Vystar Corp
filed 2012-03-30
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last private sale price of the registrant’s common shares on such date $4,563,267.  See Item 12.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 26, 2012 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	March 26, 2012
Common Stock, $0.0001 Par Value	19,032,248

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products made with Vytex to virtually undetectable levels. The allergic reactions to untreated latex are a significant detriment affecting numerous individuals globally that use many different products made with NRL. With non-latex products growing at a rapid rate due to these allergy problems, the costs for alternative materials incurred by the manufacturers of these many different products have greatly increased. Nearly all substitute materials had been more expensive than NRL until late 2009 when NRL prices began to increase to historic highs not seen before. NRL average monthly pricing peaked in winter 2011 at $3,475/wet metric tonne and at that time were nearly 70% higher than nitrile. NRL prices have come down, but are still above historic levels. As of February 2012, NRL prices are down 26% from the high one year ago. NRL prices are up significantly from the lowest point in December 2011 and as oil prices rise nitrile pricing has risen as well. We have introduced Vytex NRL, our “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. We intend for Vytex NRL to become the standard source of latex and latex substitutes, not unlike a standard computer operating system on which many other applications can run. Over 9.7 million tonnes of NRL are produced globally of which just over 1.4 million tonnes are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight plus million tonnes are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, catheters and other items. We have introduced Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users to create the pull-through.  This provides a competitive advantage for manufacturers utilizing Vytex NRL, ranging from those who use it as a raw material to those who are using a product that contains NRL, including manufacturers of the end products.

During the fourth quarter of 2009, we transitioned from the development stage to the operating stage.  This resulted from our completion of substantially all the activities associated with the developmental stage of our business and we are now involved in expanding our operations, particularly increasing market acceptance and sales of Vytex.  We are marketing to multiple industries concurrently, targeting regulated (condoms, surgical and exam gloves) and non-regulated (foam and non-medical and non-food packaging adhesive) product categories to balance the lengthier sales cycles inherent in medical devices.  A manufacturer’s conversion from their standard latex or synthetic raw material to Vytex NRL can be a protracted process, ranging from twelve to eighteen months to complete the sales cycle due to the multiple steps required.  The sales cycle generally starts with a laboratory analysis of Vytex NRL whereby physical properties and protein levels of the finished goods are tested by potential customers to ensure it meets the required specifications and then progresses to a full production run on the manufacturer’s equipment.  A manufacturer’s decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance.   Each of these areas has a significantly different decision-making role in different companies, thus the large differences in the sales cycle.  If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review.  By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.

Products and Services

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to data presented at the India Rubber Expo in March 2011 by the International Rubber Study Group, Singapore, an estimated 10.7 million metric tonnes of natural rubber was consumed in 2010. The Study Group has also reported that over 1.3 million tonnes of this consumption was liquid natural rubber latex, which is used in the production of dipped goods, (e.g. gloves, condoms, balloons, catheters), adhesives, various types of foams and numerous other products.  Substantially all of the latex processors are located in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations.  The typical processor acquires raw NRL (or “field latex”) aggregated from latex plantations. The processors in Southeast Asia, except for India, have a worldwide advantage, since latex is predominately a product of that area and labor and water are abundant and inexpensive. However, because of the intrinsic allergenic problems of NRL, the processors’ market volume had been level, if not slightly decreasing, for many years. Significant price and demand increases in NRL have turned the industry into a “sunrise” industry, i.e., an industry which required a replanting of the natural rubber plantations to keep up with growing worldwide demand. Some reports show a shortage of NRL in the coming decade as demand in developing countries such as China and India continues to grow. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where it is expected the latex industry will grow from 57,000 tonnes produced in 2006 to over 95,000 tonnes by 2016, a 40% increase, according to a report issued by the office of Consulate General of Guatemala, Atlanta, Georgia in 2008. This is particularly attractive to U.S. manufacturers of latex products who could potentially see reduced transportation costs and lead times over the usual Asian sources.

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

In January 2011, William Doyle, our Chairman and Chief Executive Officer, presented a paper entitled, “Eco-Friendly Manufacturing of High Performance Latex using Ultra Low Antigenic Protein Latex” at the India Rubber Expo (IRE 2011) in Chennai, India. This paper reviewed some of the learnings Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons, reduced leaching needs for some dipped products, truer colors for dipped products that are dyed and low latex odor in foams. Later in the year, Vystar published and Matt Clark, our Vice President of Technical Sales, presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, at the July meeting of the International Latex Conference (ILC 2011) in Akron, Ohio. This paper added additional learnings related to slow release foam formulations and other technical improvements helping customers solve their new product development challenges. The company’s initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations, new specialized formulations such as Vytex NRL05 and customized formulations (Vytex TC) are projected to come to market over the next year. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference.

We have two different models for generating revenue: toll manufacturing and licensing our technology to others. To implement our toll manufacturing model, we signed a Toll Manufacturing Agreement with Revertex (Malaysia), the world’s largest producer of prevulcanized natural rubber latices, in 2008.  Our Revertex agreement covers the areas of processing and technical support. Revertex is a non-exclusive toll manufacturer for us and is in full production mode to manufacture Vytex NRL for Vystar commercially. Through our agreement with Revertex, Revertex produces the concentrated Vytex NRL for a fee and Vystar is responsible for marketing and selling it.  In October 2011, we signed a second toll manufacturing agreement with Mardec-Yala (Thailand). Given the significant percentage of NRL consumption in Southeast Asia, Mardec-Yala increases availability of Vytex NRL close to the production sites for most of the world’s NRL products. In addition to being one of the largest processors globally, Mardec-Yala, is a division of one of the largest distributors in the world helping to ensure adequate capacity for future growth. We expect this model to be responsible for generating the majority of our revenues over the next few years.  Our initial Vytex NRL product portfolio currently has three versions, high ammonia (HA), low ammonia (LA) and Vytex NRL 0.5, which is a very low (0.5%) ammoniated version.

To implement our licensing model, we signed a licensing agreement with Pica de Hule Natural, a division of GrupoAgroindustrialOccidente (“Occidente”), located in Guatemala, in March 2010.  Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries.  Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe through the Company’s existing distribution system. The distributor for North America and Europe purchases and sells Vytex NRL for specific orders in their territory and does not purchase inventory to hold.    In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal.  India is the second largest consumer of concentrated latex behind China and dropped their incoming tariff from 75% to 25% according to recent reports.  Other licensors could include other processors that could contract to market and sell a proprietary version of Vytex NRL in its own proprietary compound formula to create a new Vytex NRL distinctly their own that becomes part of their portfolio of products.  There are multiple methods for us to utilize a licensing model, and a variation of this model is also applicable for a vertically integrated manufacturer whose operations span the entire manufacturing chain from the latex plantation to finished goods production.  This is commonly found in glove and condom manufacturing, where today several manufacturers located in Thailand, Malaysia and India control their processes from the rubber tree to the end-product.  In all licensing scenarios, the licensor pays the Company a licensing fee for usage and/or sales of the technology based on volume.  We currently have multiple tentative discussions in process for one or more licensing scenarios in addition to the aforementioned.

We believe that both models will successfully generate revenues for us.  In addition, we entered into a  Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, the leading global distributors of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas.  This gives the Company an expansive distribution network that facilitates both the licensing and toll manufacturing models and can assist with processors in getting product to market who are making Vytex NRL under a licensing model.

These agreements eliminate the need for us to create a costly infrastructure along with the other investment and regulatory compliance costs to develop and operate a processing or manufacturing facility. All of these costs are or will be borne by our manufacturing and distribution contractors and/or customers. This means we must show the NRL producers and product manufacturers the economic value proposition of including Vytex NRL in their product lines, hence the technical paper presented in Amsterdam in March of 2010.  In addition, as an all natural raw material, Vytex NRL puts the main component in gloves and other products back in the environmentally friendly arena.

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

Since the CDC and other health organizations began to mandate the use of gloves by healthcare workers, and the resulting increase in latex allergies due to repeat exposure to the antigenic proteins in NRL based products, hospitals have been actively seeking to switch to non-latex alternatives such as nitrile and polyisoprene gloves. However despite this proactive approach to switch to alternative materials, it is estimated that in U.S. hospitals as recently as in 2008 over 70% of exam gloves and nearly 80% of surgical gloves were still NRL.

Intellectual Property

Vystar has three issued patents by the United States Patent Trademark Office (“USPTO”) that were issued in 2005 (Patent No. 6,906,126), 2006 (Patent No. 7,056,970) and 2011 (Patent No. 8,048,951) and one issued patent from the Republic of South Africa in 2009 (2008/00886) and a second foreign patent issued by China in 2011 (No. 200580051526.1). Additionally, Japan has recently issued a “notice of allowance” concerning patent application No. 2008-521267. In 2005, we sought international patent protection of our application that would become our U.S. Patent No. 6,906,126 pursuant to the Patent Cooperation Treaty (“PCT”) (No. PCT/US2005/025018), and this application has been nationalized in the following countries and regions: The European Union (No.05775523.3), Canada (No. 2,614,945), Hong Kong (No. 09104255.3), India (No.295/DELNP/2008), and Sri Lanka (No.14827). Additionally, this PCT was nationalized back into the United States to expand our protection to both method and composition claims (No.11/988,498). We expect patents to be issued in these countries without objection.

On January 18, 2012 we converted the provisional patent filed January 18, 2011 (No. 61/433,853) to full utility applications based on new discoveries and unexpected results (No. 13/374,851). We also sought international protection for the new developments and unexpected results reflected in this 2009 USPTO patent application through another PCT application (No. PCT/US2009/031445). This PCT application was nationalized in the following countries in 2010: the European Union (No. 09702339.4), Brazil (No. PI0906513-0), Guatemala (No. 2010-000208), India (No.2487/KOLNP/2010), Indonesia (No. W-00201002436), and Malaysia (No. PI2010003317). In addition, we filed the same patent application that was the subject of our USPTO patent application No. 12/356,355 and PCT/US2009/031445 directly into Thailand (No. 0901000201).

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature. Recreated by Science.”  In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991).

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL.  These results have been reproduced in many subsequent tests.  From inception through December 31, 2011, Vystar's research and development costs have been approximately $2.4 million, with an additional $60,000 budgeted for continued efforts in 2012.  These efforts past and future have been and will continue to be patented and/or trademarked.  As of December 31, 2011, Vystar has expended since inception approximately $194,000 on such patent and trademark costs and has budgeted approximately $80,000 more for the year ended December 31, 2012 to continue to pursue and maintain its patents and trademarks around the world.

Government Regulation

In the United States, healthcare and many food and food-based packaging products are subject to regulation by the Food and Drug Administration (FDA).   Vystar is not directly subject to regulation by the FDA due to the fact that it does not manufacture a finished medical device or other product, but only provides Vytex NRL as a component or raw material to healthcare or other product manufacturers.  However, there will be FDA regulation of the labeling of healthcare and food-based packaging products that are produced with Vytex NRL and the FDA has promulgated standards for good manufacturing practices for manufacturing the end products, which makes the end product manufacturers responsible for seeing that all of their components and component manufacturers, including Vytex NRL, are produced using good manufacturing processes. Additionally, the FDA prohibits the use of the term “hypoallergenic” or “low protein” on any natural rubber latex product it regulates.  In order to make any such claim, the latex product manufacturer must seek a waiver from the FDA of such regulatory prohibitions.  Commentary by the FDA in its guidance documents and other rulings indicate that the prohibition on the use of the “hypoallergenic”  or “low protein” label is based, at least in part, on the fact that, although the use of such terms in such labeling may be intended to indicate that the risk of allergic reaction to residual levels of processing chemicals has been reduced, consumers may interpret the labeling to mean that the risk of allergic reactions to any component in the device would be minimal.  Thus the hypoallergenic or low protein label is deemed misleading.  There can be no assurance, however, that we will succeed in securing FDA approval for any claim regarding the “hypoallergenic” “low protein” or reduced allergy potential of latex produced with the Vytex NRL process.  Failure to secure, if required, such FDA approval, could delay or otherwise detrimentally affect our introduction to natural rubber latex healthcare and/or food packaging products regulated by the FDA.  Notwithstanding, the medical or food packaging manufacturer will be able to use the Vytex NRL trademark on its label if size permits to indicate only that the Vytex NRL component was used in the production of the healthcare product, and what protein levels the end product does contain, but no further claim is asserted.  We have been able to provide sufficient testing data to the FDA to support our protein level claims with respect to the natural rubber latex antigenic and total proteins present in end products made with Vytex NRL.

On May 1, 2009, Vystar and Alatech Healthcare, LLC (“Alatech”), a major United States condom manufacturer, received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy™ condom manufactured with Vytex NRL. The Envy condom was the first medical product available in the U.S. made from Vystar’s patented Vytex NRL, which has less than 2 micrograms/dm2 , virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. The Envy condom carried labeling that reflected the lowest antigenic protein claim on the market. While the product is not currently available, due to Alatech’s bankruptcy in 2010, the Envy condom is a predicate device for future condom products. Vystar is actively seeking new manufacturers interested in pursuing similar claims for products for the U.S. market.

On July 22, 2009, Vystar and Alatech received 510(k) clearance from the FDA to market and sell Alatech’s unpowdered medical exam glove manufactured with Vytex NRL, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue manufacturers targeting the U.S. market with similar claims using the Alatech 510(k) as a predicate device.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature, but is subject to commodity pricing.  Our product is a commodity-based raw material and prices for such material fluctuate from day-to-day.

Employees

As of December 31, 2011, we had four full-time employees and one part-time employee, three of which were employed at our corporate headquarters in Atlanta, GA.  We had three full-time employees engaged primarily in sales and marketing, one of which includes research and development responsibilities with his sales activities.  Finance and administration were the primary activities for the one remaining full-time employee and the part-time employee.

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

We have had very limited revenues in our history prior to 2011 and transitioned from the development stage to the operational stage during the fourth quarter of 2009.  We are still in the early stages of establishing our business including attracting new customers and increasing sales; our financial success will be dependent upon the soundness of our business concept, our management’s ability to successfully and profitably execute our plan, and our ability to raise additional capital.

While we anticipate that revenues will continue to grow from what we achieved after transitioning from the development stage to the operational stage, our limited operating history makes it difficult to evaluate our business.  We expect to make significant future operating expenditures to develop and expand our business. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.   See additional discussion under Liquidity and Capital Resources.

At December 31, 2011 we had $16,659 cash on hand and an accumulated deficit of $17,661,243.  We plan to finance our operations for the next twelve (12) months through the use of cash on hand, increased revenues, our credit facility, stock warrant exercises from existing shareholders and the raising of capital through private placements.  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

Operating results could fluctuate and differ considerably from our financial forecasts.

Our business model is based on assumptions derived from (i) the experience of the principals of the Company, and (ii) third party market information and analysis. There are no assurances that these assumptions will prove to be valid for our future operations or plans.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	Acceptance by manufacturers of the Vytex Natural Rubber Latex technology;
•	Our ability to achieve and sustain profitability;
•	Consumer confidence in products manufactured using our Vytex Natural Rubber Latex technology;
•	Our ability to raise additional capital.

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

The current state of the world economy has and likely will in the future impact upon our ability to increase revenues.  Certain of the products that we anticipate will be manufactured with our Vystar NRL process, such as mattresses and sponge products, are considered discretionary consumer purchases which decline during economic downturns.  Additionally, certain manufacturers who might otherwise utilize the Vytex NRL process in the manufacturing of products with NRL have determined not to expend capital to complete the research of the Vytex NRL process or to retool their manufacturing process because of the general downturn in the economy.  As part of a strategy to increase awareness of the Vytex NRL brand, the Company has been aggressively seeking to have end products produced and labeled “made with Vytex NRL”. As these products enter the market, the Company plans to create consumer awareness of these end products and in so doing begin to develop consumer demand pull through as part of the Company’s efforts to complete the push-pull cycle using an ingredient branding strategy.

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

The markets for our product are competitive and rapidly changing. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance.

While early interest was strong in a new innovative product in the natural rubber latex industry, pricing and regulatory approvals remain a key selling factor especially in the exam glove arena. There is no exam glove manufacturer signed to date that has accepted Vytex NRL into its product mix.

Our revenues will vary based on fluctuations in commodity prices for NRL.

NRL is a commodity and, as such, its price fluctuates on a daily basis. Since 2009 the market prices have been particularly volatile with prices rising 222% from a low of approximately $1080/wet metric tonne (“mT”) in January 2009 to a peak of over $3475/wet mT in February 2011. While prices have come down from this high to as low as $2100/wet mT in December 2011, 2012 prices have started to rise again primarily due to seasonality. As a result, our revenues and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of elevated market prices can also cause manufacturers to look for lower cost alternatives to NRL.

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

Since Vytex is a raw material and not an end-product, Vystar is not the entity that files with the FDA for any clearance or approval to market a device.  Instead, the end-product manufacturers who will be selling and marketing the device(s) must submit applications and seek FDA clearance or approval depending upon the device classification.  Vystar’s role in this process is only as background support to the manufacturers to supply information and any technical or test data regarding the Vytex raw material if and to the extent needed.

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

The FDA heavily scrutinizes any and all claims categorizing the protein levels and other claims of an NRL product. Currently, the FDA has allowed claims only stating the level of less than 50 micrograms/gram of total extractable proteins pursuant to only one of two FDA-recognized standards on exam or surgical gloves. Vystar intends to claim protein levels pursuant to both of the two FDA-recognized standards, which will result in claiming the lowest level of antigenic proteins for a Hevea NRL product currently on the market. Although the FDA has cleared such claims on the condom using Vytex NRL, the FDA rejected those claims for the exam glove. There is no guarantee that the FDA will ultimately or ever allow these claims on an exam glove.

Additionally, for many years, the FDA has required warnings on products containing latex due to the latex allergy issue that exists. Vystar plans on petitioning the FDA to have that label removed from or modified on products manufactured with Vytex NRL, by filing a Citizen’s Petition. The Petition will be filed when we see that the benefits of filing will far outweigh the costs since such Petition is likely to require clinical test results indicating acceptable allergic reactions associated with Vytex NRL. There are no assurances that the FDA will grant that request.

Manufacturers are implementing trials of Vytex NRL in their facilities but final data are not yet available from all these manufacturers on its viability for their particular environments.

Over the past several years, samples of Vytex NRL have been made available to over 50 natural rubber latex and latex substitute end product manufacturers, 30 of which have been in place since early 2009. Since the completion of the Vytex NRL Standard Operation Procedures (SOPs), Vytex has been produced at Revertex (Malaysia), Occidente (Guatemala), KAPVL (India) and most recently Mardec-Yala (Thailand). Manufacturers that have signed a ‘sampling’ agreement with us have been provided with samples of Vytex NRL for validating its use in their manufacturing processes. To date, a number of manufacturers have completed those runs and feedback is often minimal. Although most feedback to date has been positive, there is no assurance that such feedback will continue to be satisfactory.

As part of the Company’s learnings, we have found that in listening closely to customer challenges and needs, our technical team has been able to develop solutions. The Company has come to realize that what we offer is not just a raw material but often a technology solution to a production or product development challenge.

While many of these new formulations look promising there is no guarantee that these technological innovations will be successfully scaled up or successfully implemented by the customer.

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

While our shares of common stock trade on the OTC Bulletin Board under the symbol “VYST”, there is currently no significant public market for our common stock and there is no assurance that there will be any such significant public market for our common stock in the future.

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded in the United States on the Over the Counter Bulletin Board (OTCBB) under the symbol “VYST.”  The following table shows the range of high and low closing prices for our common stock.

	High	Low

December 31, 2010

First Quarter	$2.03	$1.26

Second Quarter	$1.75	$1.11

Third Quarter	$1.16	$0.65

Fourth Quarter	$1.00	$0.66

December 31, 2011

First Quarter	$0.88	$0.51

Second Quarter	$0.80	$0.42

Third Quarter	$0.49	$0.20

Fourth Quarter	$0.45	$0.24

Holders

As of March 26, 2012, there were 205 holders of record of the Company’s common stock.

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

  Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From October 1, 2011 through December 31, 2011, the Company issued 250,000 shares of its common stock valued at $20,000 for services rendered to the Company in 2011.

From October 1, 2011 through December 31, 2011, the Company issued 546,329 shares of its common stock valued at $0.27 per share for services to be rendered to the Company in 2012.

From October 1, 2011 through December 31, 2011, the Company issued 35,502 shares of its common stock valued at $10,606 for interest associated with the related party line of credit established during the second quarter.

From October 1, 2011 through December 31, 2011, the Company issued warrants to purchase 568,473 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
65,712	$0.45
36,702	$0.35
112,139	$0.30
50,900	$0.25
303,020	$0.24

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

While pricing for natural rubber latex is down from the record peak of $3,475/wet mT (avg. Feb 2011), the price is still well above historic levels. Industry publications have suggested that there is some correlation with oil prices and as such relatively high NRL prices are likely to continue in 2012 although perhaps at levels below the record highs seen early in 2011. In 2011, the Company rolled out an enhanced production process resulting in a significant improvement in cost of goods sold.

The Company believes that the key for increased Vytex NRL product acceptance is to focus on companies seeking solutions to production challenges or ways to differentiate their product offering. Vystar’s technical team has been successful in developing customized formulations to meet specific manufacturer needs. Some of these formulations will become new line extensions. Vystar is becoming less of a raw material provider and more of a technology innovator through its technical consultation and formulation activities.

In addition to this technology focus, the Company is determined to have the “made with Vytex” claim added to products made using various forms of Vytex NRL. To help drive this effort the Company is focusing on products that benefit from Vytex NRL low non-rubber features. As part of this effort the Company is planning on helping launch a line of foam core products for use in various bedding products including pillows, mattresses and mattress toppers. Recently the Company announced an agreement with Beacon Sales & Solutions to help market a line of foam products to U.S. based bedding manufacturers. Beacon Sales & Solutions has significant experience and contacts in the home textile industry. Vystar plans on using their expertise and contacts to develop Vytex based foam products and other textile products, such as threads, all branded with “made with Vytex NRL” as part of the Company’s ingredient branding effort.

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

Share-based Compensation

Generally accepted accounting principles require all share-based payments, including grants of employee stock options, stock grants and warrants, to be recognized in the financial statements based on their fair values. We compute the value of awards granted by utilizing the Black-Scholes valuation model based upon their expected lives, expected volatility, expected dividend yield, and the risk-free interest rate. The value of the awards is then straight-line expensed over the service period of the awards.

Income Taxes

We account for income taxes using the assets and liability method.   This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.  We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us.  As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2011.  We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  We had no material unrecognized tax benefits and related tax liabilities at December 31, 2011 and 2010. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues and Gross Margin

	Year Ended
	December 31		$	%
	2011	2010	Change	Change

Revenues, net	$347,250	$861,982	$(514,732)	(60)%

Gross Margin	$120,626	$(191,754)	$312,380	163%

All of our revenues for 2010 were generated through product sales; during 2011 we recognized approximately $80,000 in licensing revenues.  Net revenues consist of licensing revenue and product sales net of discounts and allowances. Cost of revenues consists primarily of product and freight costs. During 2010, we offered introductory pricing to certain customers to partially offset the costs they incurred in preparation and startup costs associated with introducing Vytex into their manufacturing processes which generated the negative gross margin. This policy was not continued in 2011 and we had a positive gross margin of $120,626.  We expect that increasingly positive gross margins will occur in 2012 and forward.

Operating Costs and Expenses

	Year Ended
	December 31		$	%
	2011	2010	Change	Change
OPERATING COSTS AND EXPENSES
Sales and marketing	$644,612	$770,845	$(126,233)	(16)%
General and administrative	1,886,863	2,154,241	(267,378)	(12)%
Research and development	68,426	70,570	(2,144)	(3)%
	$2,599,901	$2,995,656	$(395,755)	(13)%

Our operating expenses were $2,599,901 and $2,995,656 for the years ended December 31, 2011 and 2010, respectively, for a decrease of $395,755 or 13%.  In 2011, $957,246 was recorded for share-based compensation as well as an additional $71,836 for amortization of deferred compensation.   This compares with $440,842 for share-based compensation in 2010 and $701,392 for amortization of deferred compensation in that period.  The deferred compensation expense in 2011 and 2010 represents the amortized fair value of stock and warrants issued for services to non-employees.  The share-based compensation charges to operations in 2011 and 2010 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of stock purchase warrants were also made to third parties for various services rendered and as additional compensation for financing agreements.   Amortization of deferred compensation is recorded in general and administrative expenses.   Share-based compensation expense is included in sales and marketing and general and administrative expenses.   For 2011, the amount of share-based compensation included in sales and marketing was $152,532 and in general and administrative was $804,714.   For 2010, the amount of share-based compensation included in sales and marketing was $70,530 and in general and administrative was $370,312.

For the years ended December 31, 2011 and 2010, sales and marketing expenses were $644,612 and $770,845, respectively.  The decrease of $126,233 is primarily due to the departure of the Company’s former Executive Vice President of Sales and Business Development on March 31, 2011.  Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the years ended December 31, 2011and 2010 general and administrative expenses were $1,886,863 and $2,154,241, respectively.  The decrease of $267,378 is primarily composed of decreases in non-cash stock-based compensation costs of $197,599 and $67,821 in compensation expenses. The decreased compensation expense resulted from the resignation in August 2011 of the Company’s Chief Financial Officer and also by Company officers receiving a portion of their salaries in stock options rather than cash payments. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for 2011 was $68,426 for research and development expenses compared to $70,570 for 2010 for a decrease of $2,144.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2011, consisted of $545 of interest income on cash deposits net of interest expense of $1,122,296.   The interest expense for 2011 includes interest on the notes payable of $47,625, interest on the related party line of credit of $24,075, fees and other expenses of $99,877 incurred in connection with the Company’s credit facility with Topping Lift LLC that was terminated in June 2011, amortization of financing costs of $913,842, $32,723 incurred in connection with the shareholder notes payable and the beneficial conversion features, and miscellaneous interest of $4,154. The amortization of deferred financing costs consists of $701,080 incurred in connection with the Company’s credit facility with Topping Lift LLC and $212,762 from the Company’s line of credit with CMA Investments, LLC. This compares to $2,954 of interest income for the year ended December 31, 2010 net of $3,639 interest expense.

Net Loss

As a result of the factors described above, the net loss increased $412,931 to $3,601,026 for the year ended December 31, 2011 compared to $3,188,095 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had current assets of $150,244, including cash of $16,659, and $579,746 in current liabilities, or a working capital deficit of $429,502.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $1,333,011 for the year ended December 31, 2011 as compared to $1,746,491 for the year ended December 31, 2010.  During the year ended December 31, 2011, cash used in operations was primarily due to the net loss for the year of $3,601,026, net of non-cash related add-back of share-based compensation expense of $1,165,539.

Net cash used by investing activities was $48,666 during the year ended December 31, 2011, as compared to net cash provided of $120,344 during the year ended December 31, 2010.  During the year ended December 31, 2011 cash used by investing activities was entirely for costs related to our patents and intellectual property. During the year ended December 31, 2010, we received proceeds of $137,949 from a related party note receivable offset partially by $17,605 in costs related to our patents and intellectual property.

Net cash provided by financing activities was $1,115,711 during the year ended December 31, 2011, as compared to cash provided of $1,128,625 during the year ended December 31, 2010.   In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $938,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289. The financing activities in 2010 represent the proceeds we received from the sale of common stock and the exercise of warrants.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At December 31, 2011, the Company had cash of approximately $17,000 and a deficit in working capital of $429,502.  Further, at December 31, 2011, the accumulated deficit amounted to approximately $17,661,243.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues and capital raised through the private placement memorandum and offering begun in December 2011 (see Note 9 to the financial statements).   We also expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2012 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2012 and beyond.  If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2012, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur approximately $1.2 million of cash expenditures for our operating expenses over the next 12 months.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit (Note 5) with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company are the members.   Proceeds under the line were drawn to pay off amounts owed under the Topping Lift Agreement and for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest and fees will be paid by an affiliate of a director of the Company, to CMA.  Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the Note is April 29, 2013. The CMA Note is unsecured and no payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit to $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation for increasing the line, the directors approved issuing warrants to purchase an additional 1,600,000 shares of the Company’s common stock at $.27 per share, which was the closing price of the Company’s common stock on that day.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vystar Corporation

We have audited the accompanying balance sheets of Vystar Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

March 30, 2012

Vystar Corporation

Balance Sheets

As of December 31

	2011	2010
ASSETS

CURRENT ASSETS
Cash	$16,659	$282,625
Accounts receivable, net of allowance for uncollectible amount of $33,745 and $0 at December 31, 2011 and 2010, respectively	13,247	31,707
Inventory	41,239	189,268
Prepaid expenses	73,240	97,396
Other	5,859	54,898
TOTAL CURRENT ASSETS	150,244	655,894

PROPERTY AND EQUIPMENT, NET	1,113	2,622

OTHER ASSETS
Deferred financing costs	530,297	-
Patents and trademarks, net	162,688	125,260
Other	4,421	4,421

TOTAL ASSETS	$848,763	$788,197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$428,521	$210,106
Accrued compensation	26,905	205,395
Accrued expenses	124,320	250,656
TOTAL CURRENT LIABILITIES	579,746	666,157

SHAREHOLDER NOTES PAYABLE, net of debt discount of $35,960	489,040	-
RELATED PARTY LINE OF CREDIT	938,750	-
TOTAL LIABILITIES	2,007,536	666,157

STOCKHOLDERS' EQUITY (DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 16,407,201 and 15,417,524 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,641	1,542
Additional paid-in capital	16,590,829	14,192,551
Deferred compensation	(90,000)	(11,836)
Accumulated deficit	(17,661,243)	(14,060,217)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,158,773)	122,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$848,763	$788,197

The accompanying notes are an integral part of these financial statements.

Vystar Corporation

Statements of Operations

For the Years Ended December 31

	2011	2010

REVENUES, NET	$347,250	$861,982

COST OF REVENUES	226,624	1,053,736
Gross Margin	120,626	(191,754)

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $152,532 and $68,085 in 2011 and 2010, respectively	644,612	770,845
General and administrative, including non-cash share-based compensation of $876,550 and $1,074,149 in 2011 and 2010, respectively	1,886,863	2,154,241
Research and development	68,426	70,570
Total Operating Expenses	2,599,901	2,995,656

LOSS FROM OPERATIONS	(2,479,275)	(3,187,410)

OTHER INCOME (EXPENSE)
Interest income	545	2,954
Interest expense	(1,122,296)	(3,639)

NET LOSS	$(3,601,026)	$(3,188,095)

Basic and Diluted Loss per Share	$(0.23)	$(0.22)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,595,137	14,504,066

The accompanying notes are an integral part of these financial statements.

Vystar Corporation

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Ending Balance, December 31, 2009	13,042,774	$1,304	$11,994,522	$(84,428)	$(10,872,122)	$1,039,276

Common stock issued with warrants in private placement memorandum at $1.25/share	448,000	45	559,955	-	-	560,000

Issuance of additional common stock and warrants to 2009 purchasers in private placement	129,000	13	(13)	-	-	-

Common stock issued for exercise of warrants	1,302,750	130	568,495	-	-	568,625

Common stock issued for services to be rendered, valued between $2.03 and $0.72 per share	320,000	32	478,468	(478,500)	-	-

Common stock issued for services already rendered, valued between $2.03 and $0.72 per share	175,000	18	190,882	-	-	190,900

Share-based compensation to employees	-	-	334,738	-	-	334,738

Share-based payments for services vested in 2010	-	-	65,504	-	-	65,504

Amortization of deferred compensation	-	-	-	551,092	-	551,092

Net loss	-	-	-	-	(3,188,095)	(3,188,095)
Ending Balance, December 31, 2010	15,417,524	1,542	14,192,551	(11,836)	(14,060,217)	122,040

Common stock issued for exercise of warrants	82,500	8	41,242	-	-	41,250

Common stock issued for services to be rendered, valued at $0.27 per share	546,329	55	149,945	(150,000)	-	-

Common stock issued for services already rendered, valued between $0.08 and $0.49 per share	360,848	36	63,804	-	-	63,840

Share-based compensation to employees	-	-	447,211	-	-	447,211

Share-based compensation to employees resulting from modification of the exercise price of grants made in prior periods	-	-	373,668	-	-	373,668

Share-based payments for services vested in 2011	-	-	146,472	-	-	146,472

Share-based payments associated with financing agreements	-	-	1,117,362	-	-	1,117,362

Warrants issued and beneficial conversion feature associated with shareholder notes	-	-	58,574	-	-	58,574

Amortization of deferred compensation	-	-	-	71,836	-	71,836

Net loss	-	-	-	-	(3,601,026)	(3,601,026)

Ending Balance, December 31, 2011	16,407,201	$1,641	$16,590,829	$(90,000)	$(17,661,243)	$(1,158,773)

The accompanying notes are an integral part of these financial statements.

Vystar Corporation

Statements of Cash Flows

For the Years Ended December 31

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,601,026)	$(3,188,095)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	1,165,539	1,142,234
Allowance for uncollectible accounts receivable	33,745	-
Depreciation	1,509	5,482
Amortization	947,694	8,320
(Increase) decrease in assets
Accounts receivable	(15,285)	(6,029)
Inventory	148,029	(48,441)
Prepaid expenses	24,156	87
Other	49,039	(21,997)
Increase (decrease) in liabilities
Accounts payable	218,415	81,218
Accrued compensation and expenses	(304,826)	280,730

Net cash used in operating activities	(1,333,011)	(1,746,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on related party note receivable	-	137,949
Cost of patents	(48,666)	(17,605)

Net cash (used) provided by investing activities	(48,666)	120,344

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	938,750)	-
Proceeds from shareholder notes payable	525,000	-
Issuance of common stock	41,250	-
Deferred financing costs	(389,289	1,128,625

Net cash provided by financing activities	1,115,711	1,128,625

NET DECREASE IN CASH	(265,966)	(497,522)

CASH - BEGINNING OF YEAR	282,625	780,147

CASH - END OF YEAR	$16,659	$282,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH
Stock purchase warrants issued in connection with line of credit	$1,054,850	$-
Shareholder notes payable discount associated with beneficial conversion feature	29,287	-
Warrants issued in conjunction with shareholder notes payable	29,287

CASH PAID DURING THE PERIOD FOR
Interest	$4,001	$3,639

The accompanying notes are an integral part of these financial statements.

Vystar Corporation

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar has introduced Vytex NRL, its “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves. The Company plans to produce Vytex through toll manufacturing and licensing agreements and continues to introduce Vytex NRL into the supply channels with targeted marketing campaigns directed to the end users.  Since 2008, the Company has utilized a non-exclusive, toll manufacturing agreement with Revertex (Malaysia) for the production of Vytex NRL.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, and fair values of share-based compensation.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts.  Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  As of December 31, 2011 and 2010, we have provided for uncollectible amounts through a charge to earnings of $33,745 and $0, respectively.  We grant credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Inventory

Inventory consisting of Vytex NRL is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 years.

Patents and Trademarks

Patents represent legal and other fees associated with the registration of patents.  The Company has three issued patents with the United States Patent and Trade Office (USPTO) as well as two issued international PCT (Patent Cooperation Treaty) patents.  Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically 20 years.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” during 2010 and 2009.  Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized.  Instead, they are evaluated annually for impairment.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2011 approximate market interest rates for the respective borrowings .

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

Income Taxes

The Company follows the asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences or carryforwards are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In accordance with GAAP, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  There were no material unrecognized tax benefits and related tax liabilities at December 31, 2011 and 2010. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

Loss Per Share

The Company presents basic and diluted loss per share.  Because the Company reported a net loss in 2011 and 2010, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 4,639,167 shares and 3,963,333 shares of common stock for 2011 and 2010, respectively, as their effect would be anti-dilutive.  Warrants to purchase 7,369,957 shares and 1,727,920 shares of common stock for 2011 and 2010, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Recently Issued Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, amending the procedures surrounding goodwill impairment testing. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, “Intangibles – Goodwill and Other”. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this update for our fiscal year beginning January 1, 2012. We do not expect this update to have a material effect on our financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At December 31, 2011, the Company had cash of approximately $17,000 and a deficit in working capital of $430,000.  Further, at December 31, 2011, the accumulated deficit amounted to approximately $17,661,000.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, capital raised through the private placement memorandum and offering begun in December 2011 (see Note 9), and a subsequent private placement that is planned but has not yet begun.    We also expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2012 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2012 and beyond.  If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2012, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2011	2010

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(37,665)	(36,156)

	$1,113	$2,622

Depreciation expense for the years ended December 31, 2011 and 2010 was $1,509 and $5,482, respectively.

NOTE 4 – PATENTS AND TRADEMARKS

Patents and trademarks were as follows at December 31:

	2011	2010

Patents	$185,008	$136,342
Accumulated amortization	(31,392)	(20,154)
	153,616	116,188
Trademarks	9,072	9,072

	$162,688	$125,260

Amortization expense for the years ended December 31, 2011 and 2010 was $11,238 and $8,320, respectively.  Estimated future amortization expense for patents recorded as of December 31, 2011 for the next five years is expected to be approximately $12,100 per year.

NOTE 5 – NOTES PAYABLE AND LOAN FACILITY

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members.   Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest, which is computed at LIBOR plus 5.25% (5.56% at December 31, 2011), on amounts drawn, and fees, will be paid by an affiliate of a director of the Company, to CMA.  The weighted average interest rate in effect on the borrowings for the year ended December 31, 2011 was 5.5%. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the CMA Note is April 29, 2013.

Other terms of the CMA Note include:

•	The CMA Note is unsecured;

•	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•

As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. The Company incurred $480,195 of costs directly associated with the CMA Note, $27,440 of which has been paid in cash and $452,755 is in non-cash share-based compensation associated with the issuance of the warrants.   Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the CMA Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $.27 per share, which was the closing price of the Company’s stock on September 14, 2011, which vest upon the original terms of the CMA Note. The Company incurred $262,864 in non-cash share-based compensation for the increase in the maximum principal amount of the CMA Note and the repricing of the warrants issued to the CMA Directors for the CMA Note; these costs are being amortized on a straight line basis over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $212,762 for the twelve months ended December 31, 2011. As of December 31, 2011, the Company had borrowed $938,750 under the CMA Note (weighted average borrowings of $430,854 for the year ended December 31, 2011).

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes (the “Shareholder Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share, which was the closing price of the Company’s common stock on that date, for two years from the date of issuance.  Such Shareholder Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share, which was the closing price of the Company’s common stock on that date.  No payments of interest or principal are payable until March 11, 2013.  The Shareholder Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders.

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes (the “Shareholder Notes”) together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such Shareholder Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) are convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.49 of principal and interest for each such share. No payments of interest or principal are payable until two years from the date of each note. The Shareholder Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders.

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature.  The debt discount and beneficial conversion feature amount will be amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58%.

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of December 31, 2011 there had been no conversions.

On October 7, 2011 the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s directors for providing the CMA Note were modified to $0.27 per share. The Company incurred $10,105 in interest expense for the repricing of the warrants.

On June 30, 2011, the Company terminated its credit facility and satisfied all its remaining obligations under a $3,000,000 credit facility with Topping Lift Capital LLC. The Company incurred $701,080 of costs directly associated with the credit facility, which was entered into during March 2011; $361,849 of which has been paid in cash and $339,230 in non-cash share-based compensation associated with the issuance of warrants to purchase (1) 495,500 shares of common stock at a purchase price of $0.01, (2) 55,000 shares of common stock at a purchase price of $1.25, all of which warrants vested upon issuance.   The costs were being amortized on a straight line basis over the term of the credit facility; however, all remaining unamortized costs were charged to interest expense at the date of termination of the credit facility. In connection with an amendment to the credit facility on May 20, 2011, the Company (1) issued warrants to purchase 195,925 shares of common stock at an exercise price of $0.01 per share which warrants vested upon issuance, and (2) modified the terms of the warrants issued to Topping Lift LLC at the original closing of the credit facility by immediately vesting such warrants. The Company incurred $86,377 in non-cash share-based compensation for the warrants issued in conjunction with the amendment and has included the amount in interest expense.

Amortization of deferred financing costs for the year ended December 31, 2011 amounted to $913,842.

NOTE 6 – COMMITMENTS

Operating Leases

The Company is obligated under operating leases for its corporate office and office equipment expiring through January 2014 and March 2013, respectively.

Aggregate minimum future lease payments are as follows:

Year Ending
December 31	Amount
2012	$58,263
2013	56,926
2014	4,707
Total	$119,896

Rent expense approximating $52,000 and $47,000 is included in general and administrative expense for the years ended December 31, 2011 and 2010, respectively.  Under the office lease, the Company is required to pay additional rent for excess operating expenses on an annual basis.

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

NOTE 7 – INCOME TAXES

Differences between the income tax benefit for 2011 and 2010 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2010	2010
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	-%	-%

Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,418,000	$3,334,000
Share-based compensation	1,145,000	1,133,000
Other	52,000	38,000
	5,615,000	4,505,000

Valuation allowance	(5,615,000)	(4,505,000)
Net deferred tax asset	$-	$-

The change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $1,110,000 and $1,162,000, respectively.

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $11,626,000 expiring during the years December 31, 2024 through 2031. This amount can be used to offset future taxable income of the Company.

The tax years 2008 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject.  Additionally, upon inclusion of the NOL carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

NOTE 8 – DEFERRED COMPENSATION

Deferred compensation, which represents the unamortized fair value of the issuance of warrants and common stock for future services to non-employees, was as follows as of December 31:

	2011	2010

Warrants	$1,549,209	$1,549,209
Stock	791,500	641,500
Accumulated amortization	(2,250,709)	(2,178,873)
	$90,000	$11,836

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

Since November 2, 2009, under the terms of a private placement offering the Company has offered to sell up to 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock through a private placement memorandum.  Under the terms of the private placement memorandum, the Company offered up to 1,000,000 shares of common stock at $2.00 per share.  For each two (2) shares of common stock purchased, the investor received a warrant to purchase a share of common stock at an exercise price of $1.50 per share exercisable for one year from issuance and an additional warrant to purchase a share of common stock at an exercise price of $3.25 per share exercisable for two years from issuance.  The Company reserved the right to increase the offering up to 2,000,000 shares of common stock and 2,000,000 warrants to purchase common stock.  In May 2010, the Company modified the private placement memorandum by changing the price of the common stock to $1.25 per share.   The exercise price of the warrants also was modified to $1.00 per share if exercised by December 31, 2010.   If the warrants were not exercised by December 31, 2010, then the price per share reverted back to the $1.50 per share or $3.25 per share, respectively. A total of an additional 129,000 shares of common stock and 129,000 warrants were issued to investors who participated in this private placement in 2009 prior to the modification of terms.   During 2010, the Company received $560,000 and issued 448,000 shares of common stock and warrants to purchase an additional 448,000 shares of common stock.   Cumulatively since November 2, 2009, the Company received $990,000 and issued 792,000 shares of common stock and 792,000 warrants related to this private placement memorandum.   This private placement memorandum was closed in the fourth quarter of 2010.   Additionally, in the fourth quarter of 2010, the Company reduced the exercise price of such common stock warrants to $0.50 per share if warrants were exercised prior to December 31, 2010.  If the common stock purchase warrants were not exercised by December 31, 2010, then the original exercise prices would remain in effect.

In January 2010, the Company issued 20,000 shares of common stock valued at $40,598 under an agreement for professional services that were provided in the three month period ended March 31, 2010.  The value of the common stock was expensed and included in stock-based compensation expense in the three-month period ended March 31, 2010.

In January 2010, the Company issued 100,000 shares of common stock valued at $185,000 under an agreement for professional services to be provided over a period of twelve months.  The amortization of deferred compensation expense for the year ended December 31, 2010 related to these shares was $173,164 with the balance of $11,836 of expense recorded in the three-month period ended March 31, 2011.

From May through September 2010, the Company issued 350,000 shares of common stock valued at $425,800 under agreements for professional services to be provided over periods of four to six months.  The amortization of deferred compensation expense for the three month and nine-month periods ended September 30, 2010 related to these shares was $292,326 and $425,800, respectively.

Additionally, the Company recorded $84,427 in amortization of deferred compensation expense during the six month period ended June 30, 2010, related to 2009 common stock and warrants issuances for services.

In November 2011, the Company issued 546,329 shares of common stock valued at $150,000 under an agreement for professional services to be provided over a period of five months. The amortization of deferred compensation expense for the year ended December 31, 2011 related to these shares was $60,000.

Additionally, the Company recorded $11,836 in amortization of deferred compensation expense during the three-month period ended March 31, 2011, related to 2010 common stock and warrants issuances for services.

From June through December 2011, the Company issued 110,848 shares of common stock valued at $43,839 for interest and fees for the related party CMA Note (Note 5).

On December 16, 2011, the Company began a new private placement offering to sell up to 4,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 4,000,000 shares of common stock at $0.25 per share. Proceeds were received subsequent to December 31, 2011.

NOTE 10 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2011and 2010.  The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009, there is insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 23.26% - 39.0%;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 1.32 – 3.00%; and
•	Expected Life of Awards – because the Company has had minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, the Company recorded non-cash stock compensation expense on March 14, 2011 of approximately $425,000. Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were granted at the closing market price, $.68, of the Company’s common stock on the date of issuance and have a 10 year term.  Vesting is immediate for 150,000 options and in equal increments on March 14, 2012, 2013 and 2014 for 1,000,000 of the options.

In total, the Company recorded $923,737 and $334,738 for the years ended December 31, 2011 and 2010, respectively, of share-based compensation expense related to employee and  board members stock options.    As of December 31, 2011, approximately $690,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2 years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services.  At December 31, 2011, there were 3,512,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.    In 2010, the Company issued a total of 600,000 non-qualified stock options to certain employees that would only vest upon achievement of certain financial targets in 2010-2012.   No expense has been recorded in the 2011 or 2010 financial statements for any of these options as none vested in 2011 or 2010 and it is not probable that vesting will occur in 2012.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2011	2010
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	37.61%	39.23%
Risk-Free Interest Rate	2.59%	2.93%
Expected Life of Stock Awards - Years	6	6
Weighted Average Fair Value at Grant Date	$0.29	$0.70

The following tables summarize all stock option activity of the Company for the years ended December 31, 2011 and 2010:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	5,175,000	$1.26

Granted	812,500	$1.26

Outstanding, December 31, 2010	5,987,500	$1.33

Granted	1,200,000	$0.67

Forfeited	(700,000)	$0.67

Outstanding, December 31, 2011	6,487,500	$0.80

Exercisable, December 31, 2011	4,639,166	$0.70

	Number of	Weighted Average Remaining	Range of
	Shares	Contractual Life (Years)	Exercise Prices

Outstanding, December 31, 2010	5,987,500	7.4	$0.75 - $2.00

Granted	1,200,000	9.2	$0.55 – $0.68

Forfeited	(700,000)		$0.68 – $2.00

Outstanding, December 31, 2011	6,487,500	6.9	$0.55 - $2.00

Exercisable, December 31, 2011	4,639,166	6.03	$0.55 - $1.50

As of December 31, 2011, there is no aggregate intrinsic value of outstanding stock options as the closing price of the Company’s common stock on the last trading day of the year was below the exercise price of all outstanding stock options.   The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted in 2011 and 2010:

	2011	2010
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	38.68%	38.46%
Risk-Free Interest Rate	1.48%	0.80%
Expected Life of Awards, Years	4.8	2.5

The following table represents the Company’s warrant activity for the years ended December 31, 2011 and 2010:

		Weighted Average		Weighted Average Remaining
	Number of Warrants	Grant Date Fair Value	Weighted Average Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2009	2,736,514		$1.17	3.60

Issued in private placement	577,000		$2.38
Granted	138,956	$0.47	$0.52
Exercised	(1,302,750)		$0.44
Expired	(421,800)		$1.09

Outstanding, December 31, 2010	1,727,920		$1.64	3.86

Issued in financing transactions	5,156,425	$0.21	$0.26
Granted	758,692	$0.11	$0.29
Exercised	(82,500)		$0.50
Expired	(190,580)		$2.12

Outstanding, December 31, 2011	7,369,957		$.48	7.89

Exercisable, December 31, 2011	7,369,957		$.48	7.89

The Company granted 758,692 warrants for services during 2011 at exercise prices ranging from $0.20 to $0.85 per share, exercisable over ten years, and 5,156,425 warrants as additional compensation for financing (Note 5), exercisable over periods ranging from two to ten years .  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value of warrants totaling $85,255 was recorded in 2011 when vesting occurred.

NOTE 11 – RELATED PARTY TRANSACTIONS

Climax Global Energy

During 2005 and 2006, the Company advanced cash and made payments on behalf of Climax Global Energy, Inc. (“Climax”), a development stage company controlled by the Company’s former CEO, resulting in a note receivable.  On August 15, 2008, the Company entered into an agreement with Climax which specified the repayment terms of the note receivable, including that the note shall be due and payable in full no later than January 31, 2010.  The balance of the note, $137,949 at December 31, 2009, was paid in full in the first quarter of 2010.

Officers and Directors

During April 2009, the Company’s Board of Directors authorized the inclusion of the board members in the Company’s stock option plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members.  Each board member was granted options to purchase 400,000 shares of the Company’s common stock, valued at approximately $233,000 each, at an exercise price of $1.63.  Vesting occurs at the end of each complete calendar quarter served as an independent board member of the Company at a rate of 20,000 shares each per quarter.  The options are exercisable in whole or in part before September 30, 2019.

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

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors, including the warrants and stock options discussed in the above paragraphs, to $0.68 per share, which was the closing price of the Company’s common stock on that date (Note 10.)

Other

At December 31, 2010, the Company had accrued severance of $40,626 payable to the Company’s former CFO, Glenn Smotherman.  Mr. Smotherman has agreed to payment of this liability beginning at the earlier of payment in full of the Climax receivable or the Company’s achievement of specific sales goals.  The payments on this liability began in January 2010 and are being satisfied in 24 equal monthly payments.  The balance of this accrued severance at December 31, 2011 was $3,324 and is recorded as part of accrued compensation.

NOTE 12 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis.  Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched.  Company contributions under the plan were approximately $13,000 and $14,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenues and cost of revenues, respectively.

During 2011, the Company had product revenues from four major customers for the year, which comprised 23%, 16%, 15%, and 10% of the Company’s total revenues.  The Company had accounts receivable of $6,561 at December 31, 2011 from the major customer comprising 10% of the Company’s total revenues.  During 2011, the Company had cost of revenues from three major vendors, which comprised 39%, 36% and 20% of the Company’s total cost of revenues.   The Company had accounts payable to the three major vendors of $24,873, $30,896, and $32,850, respectively, at December 31, 2011.

 During 2011, the Company’s revenues were approximately 56% and 44% to customers in the United States and outside of the United States, respectively.

NOTE 14 – RISKS AND UNCERTAINTIES

The Company is exposed to commodity price risk, mainly associated with variations in the market price for NRL as well as wintering of the Hevea trees, which differs for each country.  The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions including the buying climate in China.  The Company responds to changes in NRL prices by adjusting sales prices on a weekly basis and by turning rather than holding inventory in anticipation of higher prices.  The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense.  The Company also currently spreads the processing of Vytex NRL among three continents.  Sales contracts are based on forward market prices, and generally orders are placed 30 to 90 days ahead of shipment date due to these fluctuations.  However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made or when levels of inventory have an anticipated net realizable value that is below cost.

NOTE 15 – SUBSEQUENT EVENTS

As of March 30, 2012, the Company has received $631,000 and issued 2,524,000 shares of common stock from the on-going private placement as discussed in Note 9.

As of January 31, 2012, the Company entered into a settlement with Universal Capital Management (“Universal”) related to certain trading activities in the Company’s stock by Universal that were not in compliance with Section 16 of the Securities Exchange Act of 1934. Under terms of the settlement, Universal agreed to compensate the Company for profits recoverable that resulted from the violation in the amount of $7,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Vystar is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal accounting and financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to laws enacted in 2011 that permit us to provide only management’s report in this annual report because we are not an accelerated filer.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to:  the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”, the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

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

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference in response to this item.

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

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14**	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: March 30, 2012	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2012.

Signature	Title

/s/ William R. Doyle	Chairman, President, and Chief Executive Officer
William R. Doyle

/s/ Linda S. Hammock	Acting Chief Financial Officer
Linda S. Hammock

/s/ J. Douglas Craft	Director
J. Douglas Craft

/s/ Joseph C. Allegra, MD	Director
Joseph C. Allegra, MD

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ W. Dean Waters	Director
W. Dean Waters

