Form 10-Q
period 2012-03-31
Vystar Corp
filed 2012-05-11
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 19,072,248 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2012

Part I.       FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

VYSTAR CORPORATION

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$335,481	$16,659
Accounts receivable, net of allowance for uncollectible amount of $33,745 at March 31, 2012 and December 31, 2011, respectively	55,571	13,247
Inventory	1,321	41,239
Prepaid expenses	57,259	73,240
Other	5,820	5,859
TOTAL CURRENT ASSETS	455,452	150,244

PROPERTY AND EQUIPMENT, NET	890	1,113

OTHER ASSETS
Deferred financing costs	429,990	530,297
Patents and trademarks, net	174,634	162,688
Other	4,421	4,421

TOTAL ASSETS	$1,065,387	$848,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$398,390	$428,521
Current portion, shareholder notes payable, net of debt discount of $22,547 at March 31, 2012	427,453	-
Accrued compensation	13,473	26,905
Accrued expenses	90,964	124,320
TOTAL CURRENT LIABILITIES	930,280	579,746

SHAREHOLDER NOTES PAYABLE, net of debt discount of $6,093 and $35,960 at March 31, 2012 and December 31, 2011, respectively	129,657	489,040
RELATED PARTY LINE OF CREDIT	999,875	938,750
TOTAL LIABILITIES	2,059,812	2,007,536

STOCKHOLDERS' EQUITY (DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 19,032,248 and 16,407,201 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,903	1,641
Additional paid-in capital	17,349,907	16,590,829
Deferred compensation	-	(90,000)
Accumulated deficit	(18,346,235)	(17,661,243)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(994,425)	(1,158,773)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,065,387	$848,763

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES, NET	$124,028	$119,039

COST OF REVENUES	140,683	77,880
Gross Profit (Loss)	(16,655)	41,159

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $20,995 and $93,412 for the three months ended March 31, 2012 and 2011, respectively	95,496	250,612
General and administrative, including non-cash share-based compensation of $169,625 and $496,190 for the three months ended March 31, 2012 and 2011, respectively	431,255	790,171
Research and development	8,433	26,360
Total Operating Expenses	535,184	1,067,143

LOSS FROM OPERATIONS	(551,839)	(1,025,984)

OTHER INCOME (EXPENSE)
Other income	5,250	199
Interest income	84	-
Interest expense, including amortization of deferred financing costs	(138,487)	(37,753)

NET LOSS	$(684,992)	$(1,063,538)

Basic and Diluted Loss per Share	$(0.04)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,364,067	15,417,691

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31 ,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(684,992)	$(1,063,538)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation expense	202,541	589,602
Depreciation	223	557
Amortization	124,004	29,633
(Increase) decrease in assets
Accounts receivable	(42,324)	19,066
Inventory	39,918	78,835
Prepaid expenses	15,981	43,916
Other	38	30,655
Increase (decrease) in liabilities
Accounts payable	(30,131)	68,929
Accrued compensation and expenses	836	161,361

Net cash used in operating activities	(373,906)	(40,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of patents	(15,197)	(25,795)

Net cash used in investing activities	(15,197)	(25,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	61,125	400,000
Deferred financing costs	-	(347,832)
Issuance of common stock	646,800	3,750

Net cash provided by financing activities	707,925	55,918

NET INCREASE (DECREASE) IN CASH	318,822	(10,861)

CASH - BEGINNING OF PERIOD	16,659	282,625

CASH - END OF PERIOD	$335,481	$271,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Stock purchase warrants issued in connection with line of credit and notes payable financings	$-	$363,126
Beneficial conversion feature associated with shareholder notes payable	-	23,986

CASH PAID DURING THE PERIOD FOR
Interest	$5,361	$779

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2012 and 2011.

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

Loss Per Share

Because the Company reported a net loss for the three month periods ended March 31, 2012 and 2011, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 4,877,500 shares and 4,193,333 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, as their effect would be anti-dilutive.  Warrants to purchase 7,696,896 shares and 1,933,725 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2012 approximate market interest rates for the respective borrowings.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At March 31, 2012, the Company had cash of $335,481 and a deficit in working capital of $474,828.  Further, at March 31, 2012, the accumulated deficit amounted to $18,346,235.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, and a private placement that is discussed in Note 7.    We also expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2012 and beyond to continually increase.

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

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(37,888)	(37,665)

	$890	$1,113

Depreciation expense for the three months ended March 31, 2012 and 2011 was $223 and $557, respectively.

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

Patents and trademarks are as follows:

	March 31, 2012	December 31, 2011

Patents	$200,206	$185,008
Accumulated amortization	(34,644)	(31,392)
	165,562	153,616
Trademarks	9,072	9,072

	$174,634	$162,688

Amortization expense for the three months ended March 31, 2012 and 2011 was $3,252 and $2,660, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% (5.5% at March 31, 2012), on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2012 was 5.53%. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. This agreement was modified during the three months ended March 31, 2012 and the Company assumed responsibility for payment of such interest and fees. The maturity date of the CMA Note is April 29, 2013.

Other terms of the CMA Note include:

•	The CMA Note is unsecured.
•	No payments of principal are due until the second anniversary of the CMA Note, at which time all outstanding principal is due and payable; and
•	As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the CMA Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized on a straight line basis over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $103,431 for the three months ended March 31, 2012.

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  No payments of interest or principal are payable until March 11, 2013.  The Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders. The computed value of the warrants, $23,896, is reflected as a debt discount and netted against the notes payable on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $23,896 was recorded as a reduction in the Notes and an increase in paid in capital for the intrinsic value of the conversion feature.  The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Notes under the effective interest method.

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

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with  this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58%.

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of March 31, 2012 there had been no conversions.

On October 7, 2011, the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s directors for providing the CMA Note were modified to $0.27 per share. The Company incurred $10,105 in interest expense for the repricing of the warrants.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On December 16, 2011, the Company began a new private placement offering to sell up to 4,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 4,000,000 shares of common stock at $0.25 per share. As of March 31, 2012 the Company has received $637,400 and issued 2,549,600 shares of common stock under the terms of the offering.

From January through February 2012, the Company issued 28,138 shares of common stock valued at $9,005 for interest for the related party CMA Note (Note 6).

In January 2012, the Company issued 11,209 shares of common stock valued at $2,914 as reimbursement for expenses incurred on behalf of the Company.

The Company recorded $90,000 and $11,836 in amortization of deferred compensation expense during the three-month periods ended March 31, 2012 and 2011, respectively, related to 2011 and 2010 common stock and warrants issuances for services.

NOTE 8 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.  No stock option grants were made in the three months ended March 31, 2012. The following assumptions were used for option awards granted during the three months ended March 31, 2011:

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

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, the Company recorded non-cash stock compensation expense on March 14, 2011 of $425,000.  Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were issued at the closing market price, $0.68, of the Company’ s common stock on the date of issuance and have a 10 year term.  Vesting is immediate for 150,000 options and in equal increments on March 14, 2012, 2013 and 2014 for 1,000,000 of the options.

In total, the Company recorded $190,621 and $589,602 of stock-based compensation expense for the three month periods ended March 31, 2012 and 2011, respectively, related to employee and board member stock options and stock and warrants issued to nonemployees. As of March 31, 2012, $628,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2.3 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2012, there were 3,512,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the three months ended March 31, 2011:

2011
Expected Dividend Yield	-
Expected Volatility in Stock Price	39%
Risk-Free Interest Rate	2.70%
Expected Life of Stock Awards - Years	6
Weighted Average Fair Value at Grant Date	$0.29

  The following table summarizes all stock option activity of the Company for the three months ended March 31, 2012:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2011	6,487,500	$0.70

Granted	-	$-

Forfeited	-	$-

Outstanding, March 31, 2012	6,487,500	$0.70

Exercisable, March 31, 2012	4,877,500	$0.70

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

 Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the three months ended March 31:

	2012	2011
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	31.5%	39%
Risk-Free Interest Rate	0.91%	2.0%
Expected Life of Awards, Years	5	5

The following table represents the Company’s warrant activity for the three months ended March 31, 2012:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2011	7,369,957		$0.48	7.89

Granted	375,939	$0.10	$0.32
Exercised	(36,000)		$0.26
Expired	(13,000)		$2.73

Outstanding, March 31, 2012	7,696,896		$0.45	7.78

Exercisable, March 31, 2012	7,696,896		$0.45	7.78

The Company issued 375,939 warrants for services during the three months ended March 31, 2012 at exercise prices ranging from $0.26 to $0.43 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $38,640 and was recorded as noncash share-based compensation expense when vesting occurred.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2011, the Company had accrued severance of $3,324, recorded as accrued compensation, payable to the Company’s former CFO, Glenn Smotherman. This liability was paid in full as of March 31, 2012.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.   Note 1, "Summary of Significant Accounting Policies" of this Form 10-Q and in the Notes to Financial Statements in the Company's 2011 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's financial statements .

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

Revenues

Revenues for the three months ended March 31, 2012 and 2011 were $124,028 and $119,309, respectively, for an increase of $4,989 or 4.2%.

Operating Expenses

	Three Months Ended
	March 31,		$	%
	2012	2011	Change	Change
OPERATING EXPENSES:
Sales and marketing	$95,496	$250,612	$(155,116)	(61.9)%
General and administrative	431,255	790,171	(358,916)	(45.4)%
Research and development	8,433	26,360	(17,927)	(68.0)%
	$535,184	$1,067,143	$(531,959)	(49.8)%

Our operating expenses were $535,184 and $1,067,143 for the three months ended March 31, 2012 and 2011, respectively, for a decrease of $531,959 or 49.8%.   The decrease resulted primarily from a decrease in non-cash share-based compensation expense of $398,979 for the three months ended March 31, 2012 over 2011. In addition, the Company moved to reduce overall operating expenses in the latter months of 2011, resulting in across-the-board lower operating expenses for the first three months of 2012.

For the three months ended March 31, 2012 and 2011, sales and marketing expenses were $95,496 and $250,612, respectively.  The decrease of $155,116 is primarily due to the departure of the Company’s former Executive Vice President of Sales and Business Development on March 31, 2011. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended March 31, 2012 and 2011, general and administrative expenses were $431,255 and $790,171, respectively.  The decrease of $358,916 is primarily composed of decreases in non-cash share based compensation of $324,361 and $52,441 in compensation expenses. The decreased compensation expense resulted from the resignation in August 2011 of the Company’s Chief Financial Officer and also by Company officers receiving a portion of their salaries in stock options rather than by cash payment.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended March 31, 2012 was $8,433 for research and development expenses compared to $26,360 for the three months ended March 31, 2011 for a decrease of $17,927 or 68%.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2012, consisted of $5,250 of other income, $84 of interest income on cash deposits, and interest expense of $138,487. The interest expense includes amortization of financing related costs of $103,432, $20,445 incurred in connection with the shareholder notes payable and the beneficial conversion features, interest on the notes payable of $9,249 and miscellaneous interest of $5,361.   This compares to $199 of interest income for the three months ended March 31, 2011 and $37,753 of interest expense.

Net Loss

Net loss was $684,992 and $1,063,538 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $378,546 or 35.6% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had current assets of $455,453, including $335,481 in cash, and $930,280 of current liabilities, or negative working capital of $474,827.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, and an on-going private placement.   We also expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2012 and beyond to continually increase.

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

Sources and Uses of Cash

For the three months ended March 31, 2012 and 2011, net cash used by operations was $373,906 and $40,984 respectively.  The negative cash flow for the three months ended March 31, 2012 resulted primarily from the net loss of $684,992 reduced by non-cash charges related to non-cash share-based compensation expense of $202,541 and amortization of $124,004.  The negative cash flow for the three months ended March 31, 2011 resulted primarily from the net loss of $1,063,538 reduced by non-cash charges related to non-cash share-based compensation expense of $589,602 and amortization of $29,633.

Net cash used in investing activities for the three months ended March 31, 2012 was $15,197 of legal and other costs associated with our patents.  Net cash used in investing activities for the three months ended March 31, 2011 was $25,795 of legal and other costs associated with our patents.

Net cash provided by financing activities for the three months ended March 31, 2012 was $707,925 comprised of $646,800 in proceeds from the purchase of common stock and $61,125 in proceeds from the line of credit.  Net cash provided by financing activities for the three months ended March 31, 2011 was $55,918 comprised of $3,750 in proceeds from the exercise of common stock purchase warrants and $400,000 in proceeds from notes payable offset by $347,832 in costs incurred in securing the line of credit facility and notes payable.

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur approximately $1.2 million for operating expenses over the next 12 months.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

               (A)     Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

 None.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended March 31, 2012, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)     Common Stock and Warrant Financings

From January 1, 2012 through March 31, 2012, the Company issued 2,549,600 shares of its common stock at a price of $0.25 per share.

From January 1, 2012 through March 31, 2012, the Company issued 16,000 shares of common stock upon the exercise of warrants at $0.25 per share.

From January 1, 2012 through March 31, 2012, the Company issued 20,000 shares of common stock upon the exercise of warrants at $0.27 per share.

From January 1, 2012 through March 31, 2012, the Company issued 28,138 shares of its common stock valued at $9,005 for interest associated with the related party line of credit established during 2011.

From January 1, 2012 through March 31, 2012, the Company issued 11,209 shares of its common stock valued at $2,914 for services rendered to the Company.

From January 1, 2012 through March 31, 2012, the Company issued warrants to purchase 172,298 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
6,977	$0.43
238,613	$0.35
8,824	$0.34
7,407	$0.27
114,118	$0.26

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	First Amendment to Employment Agreement dated July 1, 2009, between Vystar Corporation and Sandra Parker (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference to Vystar’s Annual Report on Form 10-K dated March 30, 2012, and filed on March 30, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 11, 2012	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2012		/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

