Form 10-Q
period 2012-06-30
Vystar Corp
filed 2012-08-10
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 21,551,248 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2012

Part I.       FINANCIAL INFORMATION

ITEM 1.    Financial Statements

VYSTAR CORPORATION

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$386,914	$16,659
Accounts receivable, net of allowance for uncollectible amount of $33,745 at June 30, 2012 and December 31, 2011, respectively	21,951	13,247
Inventory	-	41,239
Prepaid expenses	76,434	73,240
Other	5,757	5,859
TOTAL CURRENT ASSETS	491,056	150,244

PROPERTY AND EQUIPMENT, NET	668	1,113

OTHER ASSETS
Deferred financing costs	334,891	530,297
Patents and trademarks, net	180,853	162,688
Other	4,421	4,421

TOTAL ASSETS	$1,011,889	$848,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$291,994	$428,521
Current portion, shareholder notes payable, net of debt discount of $21,320 at June 30, 2012	577,555	-
Accrued compensation	16,110	26,905
Accrued expenses	76,436	124,320
TOTAL CURRENT LIABILITIES	962,095	579,746

SHAREHOLDER NOTES PAYABLE, net of debt discount of $35,960 at December 31, 2011	-	489,040
RELATED PARTY LINE OF CREDIT	999,875	938,750
TOTAL LIABILITIES	1,961,970	2,007,536

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 21,520,248 and 16,407,201 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,152	1,641
Additional paid-in capital	17,978,527	16,590,829
Deferred compensation	-	(90,000)
Accumulated deficit	(18,930,760)	(17,661,243)
TOTAL STOCKHOLDERS' DEFICIT	(950,081)	(1,158,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,011,889	$848,763

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$20,419	$125,892	$144,447	$244,931

COST OF REVENUES	2,800	75,075	143,483	152,955
Gross Margin	17,619	50,817	964	91,976

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $11,612 and $30,893 for the three months ended June 30, 2012 and 2011, respectively and $32,607 and $124,305 for the six months ended June 30, 2012 and 2011, respectively	118,848	178,301	214,344	428,913
General and administrative, including non-cash share-based compensation of $75,007 and $115,187 for the three months ended June 30, 2012 and 2011, respectively and $244,632 and $611,377 for the six months ended June 30, 2012 and 2011, respectively	327,927	356,307	759,182	1,146,478
Research and development	14,642	20,844	23,075	47,203
Total Operating Expenses	461,417	555,452	996,601	1,622,594

LOSS FROM OPERATIONS	(443,798)	(504,635)	(995,637)	(1,530,618)

OTHER INCOME (EXPENSE)
Other income	-	-	5,250	-
Interest income	216	273	300	471
Interest expense	(140,943)	(752,741)	(279,430)	(790,494)

NET LOSS	$(584,525)	$(1,257,103)	$(1,269,517)	$(2,320,641)

Basic and Diluted Loss per Share	$(0.03)	$(0.08)	$(0.07)	$(0.15)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	19,689,456	15,511,776	18,487,791	15,464,993

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,269,517)	$(2,320,641)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation expense	289,160	735,682
Depreciation	445	1,064
Amortization of patents and trademarks	6,654	5,320
Amortization of deferred financing costs	246,296	750,261
(Increase) decrease in assets
Accounts receivable	(8,704)	(23,520)
Inventory	41,239	145,034
Prepaid expenses	(3,194)	21,619
Other	102	9,456
Increase (decrease) in liabilities
Accounts payable	(136,527)	44,573
Accrued compensation and expenses	(11,054)	(179,310)

Net cash used in operating activities	(845,100)	(810,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of patents	(24,819)	(35,549)

Net cash used in investing activities	(24,819)	(35,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	1,189,049	41,250
Proceeds from related party line of credit	61,125	633,750
Proceeds from notes payable	-	525,000
Deferred financing costs	(10,000)	(389,289)

Net cash provided by financing activities	1,240,174	810,711

NET (DECREASE) INCREASE IN CASH	370,255	(35,300)

CASH - BEGINNING OF PERIOD	16,659	282,625

CASH - END OF PERIOD	$386,914	$247,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Stock purchase warrants issued in connection with line of credit and notes payable financings	$-	$797,409
Beneficial conversion feature associated with shareholder notes payable	-	29,287

CASH PAID DURING THE PERIOD FOR
Interest	$20,761	$1,117

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar has introduced Vytex NRL, its “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as the latex raw material for end products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. The Company produces Vytex through toll manufacturing and licensing agreements and has introduced Vytex NRL into the supply channels with targeted marketing campaigns directed to the end users as well as the manufacturers.  During 2008, the Company signed an agreement with Revertex (Malaysia) for the production of Vytex NRL with Revertex being a non-exclusive, toll manufacturer for Vystar.  In 2011, an additional non-exclusive, toll manufacturing agreement for the production of Vytex NRL was signed with Mardec Yala Company Ltd. To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of GrupoAgroindustrialOccidente (“Occidente”), located in Guatemala, primarily for sale in the Americas.  In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2012 and 2011. Prior year amounts have been combined to agree with the basis of presentation.

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

Loss Per Share

Because the Company reported a net loss for the six month periods ended June 30, 2012 and 2011, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 4,957,500 shares and 4,373,333 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, as their effect would be anti-dilutive.  Warrants to purchase 10,177,774 shares and 4,360,624 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

Revenues

We derive most of our revenue from the sales of or license fees from our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL and/or their distributors.  The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Revenue is recognized at the time product is shipped and title passes to the customer.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2012 approximate market interest rates for the respective borrowings.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2012, the Company had cash of $386,914 and a deficit in working capital of $471,039.  Further, at June 30, 2012, the accumulated deficit amounted to $18,930,760.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Furniture and fixtures	$15,347	$15,347
Equipment	23,431	23,431
	38,778	38,778
Accumulated depreciation	(38,110)	(37,665)

	$668	$1,113

Depreciation expense for the three months ended June 30, 2012 and 2011 was $222 and $508, respectively, and for the six months ended June 30, 2012 and 2011 was $445 and $1,064, respectively.

NOTE 4 – PATENTS AND TRADEMARKS

Patents represent legal and other fees associated with the registration of patents.  The Company has three issued patents in the United States (U.S.) and three issued patents outside of the U.S. (Japan, China, and South Africa) with more than a dozen pending patent applications in the U.S. and internationally.

The Company has incurred legal and other fees associated with its application to the USPTO for trademark protection for “Vystar”, “Vytex”, and “Created by Nature. Recreated by Science.” during 2011 and 2010.

 Patents and trademarks are as follows:

	June 30, 2012	December 31, 2011

Patents	$209,827	$185,008
Accumulated amortization	(38,046)	(31,392)
	171,781	153,616
Trademarks	9,072	9,072

	$180,853	$162,688

Amortization expense for of the three months ended June 30, 2012 and 2011 was $3,402 and $2,660, respectively, and for the six months ended June 30, 2012 and 2011 was $6,654 and $5,320, respectively.

NOTE 5 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% (5.5% at June 30, 2012), on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2012 was 5.53%. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The maturity date of the CMA Note is April 29, 2013.

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

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the CMA Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized on a straight line basis over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $89,435 and $41,208 for the three months ended June 30, 2012 and 2011, respectively, and $192,866 and $41,208 for the six months ended June 30, 2012 and 2011, respectively.

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  No payments of interest or principal are payable until March 11, 2013.  The Notes may be prepaid by the Company without penalty upon 15 days prior notice to the holders. The computed value of the warrants, $23,896, is reflected as a debt discount and netted against the notes payable on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $23,896 was recorded as a reduction in the Notes and an increase in paid in capital for the intrinsic value of the conversion feature.  The debt discount and beneficial conversion feature amounts are being amortized to interest expense over the life of the Notes under the effective interest method.

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

June 30, 2012 (unaudited)

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

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of June 30, 2012 there had been no conversions.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On December 16, 2011, the Company began a private placement offering to sell up to 4,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 4,000,000 shares of common stock at $0.25 per share. As of June 30, 2012 the Company had received $647,400 and issued 2,589,600 shares of common stock under the terms of the offering.

On May 4, 2012, the Company began a new private placement offering to sell up to 3,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 3,000,000 shares of common stock at $0.25 per share with one stock purchase warrant at $0.35 per share for every one common share purchased through a placement agent. As of June 30, 2012 the Company has received $475,000 and issued 1,900,000 shares of common stock and warrants to purchase an additional 1,900,000 shares of common stock. Aggregate commissions paid or issued to the Company’s placement agent were (1) $42,750 cash, (2) 133,000 shares of common stock valued at $43,890, and (3) warrants to purchase 152,000 shares of common stock at $0.35 per share, valued at $8,934. In June 2012, the Company sold 400,000 shares of common stock to an existing shareholder under the same terms as the private placement offering, receiving $100,000 and issuing 400,000 shares of common stock and warrants to purchase an additional 400,000 shares of common stock at $0.35 per share.

From January through February 2012, the Company issued 28,138 shares of common stock valued at $9,005 for interest for the related party CMA Note (Note 6).

In January 2012, the Company issued 11,209 shares of common stock valued at $2,914 as reimbursement for expenses incurred on behalf of the Company.

In June 2012, the Company issued 15,000 shares of common stock valued at $4,500 as reimbursement for expenses incurred on behalf of the Company.

The Company recorded $90,000 and $11,836 in amortization of deferred compensation expense during the six-month periods ended June 30, 2012 and 2011, respectively, related to 2011 and 2010 common stock and warrants issuances for services.

NOTE 8 – STOCK-BASED COMPENSATION

Generally accepted accounting principles requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.  No stock option grants were made in the six months ended June 30, 2012. The following assumptions were used for option awards granted during the six months ended June 30, 2011:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – because trading in the Company’s stock began late in 2009 and there has been limited trading since, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility of 39.17%;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 1.32 – 2.84%; and
•	Expected Life of Awards – because the Company has had minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, the Company recorded non-cash stock compensation expense on March 14, 2011 of $425,000.  Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were issued at the closing market price, $0.68, of the Company’s common stock on the date of issuance and have a 10 year term.  Vesting is immediate for 150,000 options and in equal increments on March 14, 2012, 2013 and 2014 for 1,000,000 of the options.

In total, the Company recorded $86,618 and $146,080 of stock-based compensation expense for the three month periods ended June 30, 2012 and 2011, respectively, and $187,239 and $735,682 for the six month periods ended June 30, 2012 and 2011, respectively, related to employee and board member stock options and warrants issued to nonemployees. As of June 30, 2012, $555,377 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 1.5 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2012, there were 3,512,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the six months ended June 30, 2011:

2011
Expected Dividend Yield	-
Expected Volatility in Stock Price	39%
Risk-Free Interest Rate	2.70%
Expected Life of Stock Awards - Years	6
Weighted Average Fair Value at Grant Date	$0.29

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

  The following table summarizes all stock option activity of the Company for the six months ended June 30, 2012:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2011	6,487,500	$0.70

Granted	-	$-

Forfeited	-	$-

Outstanding, June 30, 2012	6,487,500	$0.70

Exercisable, June 30, 2012	4,957,500	$0.70

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the six months ended June 30:

	2012	2011
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	31.57%	39%
Risk-Free Interest Rate	0.78%	2.0%
Expected Life of Awards, Years	4.5	5

The following table represents the Company’s warrant activity for the six months ended June 30, 2012:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2011	7,369,957		$0.48	7.89

Issued in private placement	2,300,000	$0.35	$0.35
Granted	693,992	$0.09	$0.32
Exercised	(36,000)		$0.26
Expired	(150,175)		$0.51

Outstanding, June 30, 2012	10,177,774		$0.42	7.04

Exercisable, June 30, 2012	10,177,774		$0.42	7.04

During the six months ended June 30, 2012 the Company issued 152,000 warrants for services at $0.35 per share, exercisable over 5 years from the grant date and 541,992 warrants for services at exercise prices ranging from $0.26 to $0.43 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $61,586 and was recorded as noncash share-based compensation expense when vesting occurred.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012 with the Three Months Ended June 30, 2011

Revenues

Revenues for the three months ended June 30, 2012 and 2011 were $20,419 and $125,892, respectively. During the quarter ended June 30, 2012, all of our sales were under our licensing agreement with Pica de Hule Natural, generating a gross margin of 86.3%. This was not the case in the three months ended June 30, 2011 when the Company generated a gross margin of 40.4%.

Operating Expenses

	Three Months Ended
	June 30,		$	%
	2012	2011	Change	Change
OPERATING EXPENSES:
Sales and marketing	$118,848	$178,301	$(59,453)	-33.3%
General and administrative	327,927	356,307	(28,380)	-8.0%
Research and development	14,642	20,844	(6,202)	-29.8%
	$461,417	$555,452	$(94,035)	-16.9%

Our operating expenses were $461,417 and $555,452 for the three months ended June 30, 2012 and 2011, respectively, for a decrease of $94,035 or 16.9%.  The decrease in total operating expenses was primarily comprised of a decrease in non-cash stock-based compensation expense of $59,044, a decrease in salary expense of $72,294, and increases in investor relations, legal and professional fees aggregating $31,892.

For the three months ended June 30, 2012 and 2011, sales and marketing expenses were $118,848 and $178,301, respectively.  The decrease of $59,453 is primarily due to the departure of the Company’s former Executive Vice President of Sales and Business development in 2011.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended June 30, 2012 and 2011, general and administrative expenses were $327,927 and $356,307, respectively.  The decrease of $28,380 is primarily comprised of decreases in non-cash stock-based compensation costs of $39,763 and in salary expense of $36,755 offset by increases totaling approximately $50,819 in investor relations, legal and professional fees.  The decreased compensation expense resulted primarily from the resignation during the previous year of the Company’s Chief Financial Officer. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended June 30, 2012 was $14,642 for research and development expenses compared to $20,844 for the three months ended June 30, 2011, a decrease of $6,202.   The decrease is primarily due to reducing costs during 2012.   Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2012, consisted of $216 of interest income on cash deposits net of interest expense of $140,943, The interest expense includes amortization of financing related costs of $105,099, $20,445 incurred in connection with the shareholder notes payable and the beneficial conversion features, interest on the notes payable of $13,901 and miscellaneous interest of $1,498.   The interest expense for the three months ended June 30, 2011 includes interest on the notes payable of $11,375, interest on the related party line of credit of $3,305, amortization of financing costs of $736,944, and miscellaneous interest of $1,117.

Net Loss

Net loss was $584,525 and $1,257,103 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $672,578 in the net loss.

 Comparison of the Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2012 and 2011 were $144,447 and $244,931, respectively.     During the six months ended June 30, 2012, the majority of our sales were under our licensing agreement with Pica de Hule Natural. Those sales that were not were sold at a loss due to price reductions in the latex market after the production process was begun, resulting in a gross margin of 0.67%. This was not the case in the six months ended June 30, 2011 when the Company generated a gross margin of 37.6%.

Operating Expenses

	Six Months Ended
	June 30,		$	%
	2012	2011	Change	Change
OPERATING EXPENSES:
Sales and marketing	$214,344	$428,913	$(214,569)	-50.0%
General and administrative	759,182	1,146,478	(387,629)	-33.8%
Research and development	23,075	47,203	(24,128)	-51.1%
	$996,601	$1,622,594	$(625,993)	-38.6%

Our operating expenses were $996,601 and $1,622,594 for the six months ended June 30, 2012 and 2011, respectively, for a decrease of $625,993 or 38.6%.  The decrease in total operating expenses were primarily comprised of decreases in non-cash stock-based compensation expense of $536,188 and salaries of $147,309 offset by increases in legal and professional fees aggregating $58,362.

For the six months ended June 30, 2012 and 2011, sales and marketing expenses were $214,344 and $428,913, respectively.  The decrease of $214,569 is primarily due to decreases in non-cash stock-based compensation of $91,698 and in salaries and benefits due to the departure of the Company’s former Executive Vice President of Sales and Business development on March 31, 2011.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the six months ended June 30, 2012 and 2011, general and administrative expenses were $759,182 and $1,146,478, respectively.  The decrease of $387,629 is primarily due to decreases in non-cash stock-based compensation of $366,327 and salaries of $89,195 partially offset by increases in investor relations, legal and professional fees of $92,522.   The decreased compensation expense resulted from the resignation during August 2011 of the Company’s Chief Financial Officer and also by Company officers receiving a portion of their salaries in stock options rather than cash payments during the first four months of 2012. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the six months ended June 30, 2012 was $23,075 for research and development expenses compared to $47,203 for the six months ended June 30, 2011, a decrease of $24,128.   The decrease is primarily due to reducing costs during 2012.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2012, consisted of $5,250 of other income, $300 of interest income on cash deposits net of interest expense of $279,430.   The interest expense includes amortization of financing related costs of $208,531, $40,890 incurred in connection with the shareholder notes payable and the beneficial conversion features, interest on the notes payable of $27,732 and miscellaneous interest of $2,277. This compares to $471 of interest income and $790,494 of interest expense for the six months ended June 30, 2011. The interest expense includes interest on the notes payable of $21,375, interest on the related party line of credit of $3,305, amortization of financing costs of $763,919, and miscellaneous interest of $1,895.

Net Loss

Net loss was $1,269,517 and $2,320,641 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,051,124 in the net loss.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had current assets of $491,056, including $386,914 in cash, and $962,095 of current liabilities, or negative working capital of $471,039.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, and the on-going private placement. We also expect to receive proceeds from stock warrant exercises from existing shareholders.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2012 and beyond to continually increase.

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

Sources and Uses of Cash

For the six months ended June 30, 2012 and 2011, net cash used by operations was $845,100 and $810,462, respectively.  The negative cash flow for the six months ended June 30, 2012 was primarily the result of the $1,269,517 net loss.  This was reduced by several non-cash charges, primarily the share-based compensation charges of $289,160 and $252,950 for amortization. The negative cash flow for the six months ended June 30, 2011 was primarily the result of the $2,320,641 net loss.  This was reduced by several non-cash charges, primarily the share-based compensation charges of $735,682 and $755,581 for amortization.

Net cash used by investing activities for the six months ended June 30, 2012 was $24,819 compared to net cash provided by investing activities for the same period of 2011 of $35,549.   The cash used in 2012 was due to legal and other costs associated with our patents and trademarks.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011, was $1,240,174 and $810,711, respectively. The cash provided in 2012 was primarily from the issuance of common stock, $1,189,049, as well as proceeds of $61,125 from the related party line of credit. This was offset by a $10,000 payment for deferred financing costs. In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $633,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended June 30, 2012, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)   Common Stock and Warrant Financings

From April 1, 2012 through June 30, 2012, the Company issued 2,340,000 shares of its common stock at $0.25 per share and 2,300,000 warrants to purchase one share of common stock at an exercise price of $0.35 per share.

From April 1, 2012 through June 30, 2012, the Company issued 148,000 shares of its common stock valued at $48,390 for services rendered to the Company.

From April 1, 2012 through June 30, 2012, the Company issued warrants to purchase 318,053 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
171,285	$0.35
2,500	$0.30
144,268	$0.28

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.         EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	First Amendment to Employment Agreement dated July 1, 2009, between Vystar Corporation and Sandra Parker (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference to Vystar’s Annual Report on Form 10-K dated March 30, 2012, and filed on March 30, 2012)

10.15	Form of Securities Purchase Agreement dated May 4, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 10, 2012	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Linda S. Hammock
Linda S. Hammock
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

