Form 10-Q
period 2012-09-30
Vystar Corp
filed 2012-11-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012 there were 22,587,346 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Vystar Corporation and Subsidiaries

Form 10-Q for the Quarter Ended September 30, 2012

Part I.       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.    Financial Statements

VYSTAR CORPORATION AND SUBSIDIARIES

BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$47,782	$16,659
Accounts receivable, net of allowance for uncollectible amount of $33,745 at September 30, 2012 and December 31, 2011, respectively	184,461	13,247
Inventory	14,749	41,239
Prepaid expenses	139,861	73,240
Other	9,183	5,859
TOTAL CURRENT ASSETS	396,036	150,244

PROPERTY AND EQUIPMENT, NET	234,997	1,113

OTHER ASSETS
Intangible assets, net	452,105	162,688
Deferred financing costs	228,959	530,297
Other	5,921	4,421

TOTAL ASSETS	$1,318,018	$848,763
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Related party line of credit	$999,875	$-
Accounts payable	355,776	428,521
Accrued contingent consideration	8,199	-
Accrued compensation	87,818	26,905
Accrued expenses	335,910	124,320
Current portion, shareholder notes payable, net of debt discount of $14,000	511,000	-
Current portion of notes payable	219,349	-
TOTAL CURRENT LIABILITIES	2,517,927	579,746

Shareholder Notes Payable, net of debt discount of $35,960	-	489,040
Related party line of credit	-	938,750
Long term portion of notes payable	57,936	-
TOTAL LIABILITIES	2,575,863	2,007,536

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 22,587,346 and 16,407,201 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,259	1,641
Additional paid-in capital	18,353,521	16,590,829
Deferred compensation	(105,000)	(90,000)
Accumulated deficit	(19,508,625)	(17,661,243)
TOTAL STOCKHOLDERS' DEFICIT	(1,257,845)	(1,158,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,318,018	$848,763

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE	$95,553	$71,651	$240,000	$316,582

COST OF REVENUE	63,768	49,834	207,251	202,789
Gross Margin	31,785	21,817	32,749	113,793

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $6,919 and $9,654 for the three months ended September 30, 2012 and 2011, respectively and $39,526 and $133,959 for the nine months ended September 30, 2012 and 2011, respectively	106,330	116,758	320,674	545,671
General and administrative, including non-cash share-based compensation of $83,685 and $68,463 for the three months ended September 30, 2012 and 2011, respectively and $328,317 and $679,421 for the nine months ended September 30, 2012 and 2011, respectively	353,314	288,066	1,112,495	1,434,545
Research and development	7,789	12,058	30,864	59,260
Total Operating Expenses	467,433	416,882	1,464,033	2,039,476

LOSS FROM OPERATIONS	(435,648)	(395,065)	(1,431,284)	(1,925,683)

OTHER INCOME (EXPENSE)
Other income Interest income	- 222	- 74	5,250 522	- 545
Interest expense	(142,440)	(185,209)	(421,870)	(975,703)

NET LOSS	$(577,866)	$(580,200)	$(1,847,382)	$(2,900,841)

Basic and Diluted Loss per Share	$(0.03)	$(0.04)	$(0.09)	$(0.19)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	21,907,803	15,563,999	19,662,002	15,498,358

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended Sept. 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,847,382)	$(2,900,841)
Adjustment to reconcile net loss to cash used in operating activities
Share-based compensation expense	346,414	909,131
Depreciation	4,103	1,287
Amortization of intangible assets	12,809	8,226
Amortization of deferred financing costs	333,298	826,289
(Increase) decrease in assets
Accounts receivable	19,221	(41,151)
Inventory	26,490	85,113
Prepaid expenses	(59,444)	(13,195)
Other	(3,324)	34,615
Increase (decrease) in liabilities
Accounts payable	(85,416)	211,158
Accrued compensation and expenses	80,445	(269,736)
Interest payable	-	34,500

Net cash used in operating activities	(1,172,786)	(1,114,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition costs, net of cash received of $19,660	(34,074)	-
Cost of equipment	(1,008)	-
Cost of patents	(37,182)	(41,655)

Net cash used in investing activities	(72,264)	(41,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	1,230,150	41,250
Proceeds from related party line of credit	61,125	768,750
Proceeds from shareholder notes payable	-	525,000
Payments of notes payable	(5,102)	-
Deferred financing costs	(10,000)	(389,289)

Net cash provided by financing activities	1,276,173	945,711

NET (DECREASE) INCREASE IN CASH	31,123	(210,548)

CASH - BEGINNING OF PERIOD	16,659	282,625

CASH - END OF PERIOD	$47,782	$72,077

CASH PAID DURING THE PERIOD FOR
Interest	$36,825	$2,524

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock purchase warrants issued in connection with line of credit and notes payable financings	$-	$1,034,445
Beneficial conversion feature associated with shareholder notes payable	-	29,287
Equipment financing purchases	14,415	-

CASH PAID FOR BUSINESS COMBINATION (see Note 3)
Debt free working capital	$14,043	$-
Fixed assets and equipment	222,564	-
Intangible assets	242,000	-
Goodwill	23,044	-
Noncurrent liabilities	(234,237)	-
Net assets acquired	267,414	-
Less: cash acquired in acquisition	(19,660)	-
Less: contingent consideration	(8,199)	-
Less: promissory note payable	(33,735)	-
Less: issuance of common stock related to acquisition	(171,746)	-
Cash paid to acquire SleepHealth, LLC	$34,074	$-

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels.  Vystar has introduced Vytex NRL, its “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as the latex raw material for end products.  Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Vytex is distributed via toll manufacturing and licensing agreements to end users as well as manufacturers.

A manufacturer’s conversion from standard latex or synthetic raw material to Vytex NRL can be a protracted process ranging from twelve to eighteen months to complete the sales cycle.

On October 3, 2012 we announced that D. Thomas “Tom” Marsh, President of Centrotrade Minerals and Metals, Inc. (dba: Centrotrade Rubber USA), the technical advisory U.S. based subsidiary of Centrotrade Deutschland GmbH, a leading global distributor of rubber, latex and chemicals, joined our Board of Directors. This association is expected to be instrumental in helping us better navigate the logistical and marketing challenges associated with a premium raw material grown and processed in a limited geographical area. Centrotrade recently purchased their main competitor in Southeast Asia thus giving direct access to that market for Vytex NRL. An agreement with Centrotrade is under active discussion.

In order to bring a stream of revenue to Vystar to balance the lengthy sales cycles experienced during the last three years, during 2012 management was searching for an acquisition target. On September 13, 2012, we acquired SleepHealth, LLC (“SleepHealth”), a privately-held sleep diagnostic company headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to hospitals and physicians’ offices in the southeastern United States, notably Georgia, South Carolina, and North Carolina.

This strategic acquisition is expected to be mutually beneficial by providing each company with new expansion options. SleepHealth presents an indirect vertical integration opportunity as a potential channel for recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers produced by one of Vystar’s licensees. SleepHealth also provides Vystar with access into the healthcare market for future products made with Vytex NRL, such as gloves, cohesive bandages, etc. Vystar and its executive team bring to SleepHealth added expertise, management, marketing and capital resources needed for business expansion and revenue growth.

As a result of the acquisition, Vystar Corporation will be comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and DME businesses.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2012 and 2011. Prior year amounts have been combined to agree with the basis of presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, fixed asset lives, fair values of share-based compensation and acquired intangibles and contingent consideration.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivable.  Cash held in banks at times may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor our cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory

Inventory consisting of Vytex NRL is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method.

Loss Per Share

Because the Company reported a net loss for the three and nine month periods ended September 30, 2012 and 2011, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the third quarter 2012 and 2011 computation of diluted loss per share were options to purchase 94,167 and 265,833 shares, respectively. Excluded from the third quarter 2012 and 2011 computation of diluted loss per share were warrants to purchase 37,354 and 1,772,298 shares of common stock, respectively. Excluded from the computation of diluted loss per share were options to purchase 5,051,667 shares and 4,639,166 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, as their effect would be anti-dilutive.  Warrants to purchase 10,184,308 shares and 6,472,234 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

Revenues

Revenue is recongnized when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.

The Vytex segment derives revenue from sales of or license fees of Vytex Natural Rubber Latex raw material to manufacturers and distributors of rubber and rubber end products.  The Vytex segment recognizes revenue at the time product is shipped and title passes to the customer.

The SleepHealth segment bills its physician base of customers at the end of each month for services provided in that month. Sleep diagnostic services are not dependent on the physician collecting from insurance providers. The SleepHealth segment recognizes revenue each month for sleep diagnostic services as services are provided.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2012 approximate market interest rates for the respective borrowings.

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

Subsequent Events

The Company evaluated subsequent events through the date when these financial statements were issued. The Company is not aware of any events, other than the events described in Note 10, that would require disclosure or have a material impact on the financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2012, we had cash of $47,782 and a deficit in working capital of $2,121,891.  Further, at September 30, 2012, the accumulated deficit amounted to $19,508,625.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, and a private placement that is discussed in Note 8.  We also expect to receive proceeds from stock warrant exercises from existing shareholders. We continue to pursue relationships with manafacturers and distributors to gain market acceptance and secure licensing agreements.

On November 2, 2012, the Company increased its credit line with CMA Investments, LLC from $1,000,000 to $1,500,000. (See Note 7)

Our September 13, 2012 acquisition of SleepHealth required less than $50,000 of initial cash outlay. However, SleepHealth was operating without sufficient working capital. We estimate the working capital needs of SleepHealth at $150,000. In the fourth quarter, we expect to draw on the credit line to fund SleepHealth working capital.

There can be no assurances that the Company will be able to achieve its projected level of revenue for the remainder of 2012 and beyond.  The acquisition of SleepHealth brings a more reliable revenue stream; however, we must increase revenue from this new segment as well as the Vytex segment. We have significant debt maturities in the first half of 2013 and we must refinance that debt or incur additional debt or equity financing in order to achieve our business objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

NOTE 3 – ACQUISITION OF SLEEPHEALTH, LLC

On September 13, 2012, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) with Mary Ailene Miller (“Seller”), the sole member of SleepHealth, LLC, a Georgia limited liability company (“SleepHealth”) to purchase all outstanding membership and ownership interests of SleepHealth, and on the same date completed such purchase (the “Purchase”). Pursuant to the Agreement, the Company:

(a) Delivered $53,734 cash to Seller;

(b) Issued a promissory note to Seller in the principal amount of $33,735 payable in twelve (12) equal monthly payments together with interest at an annual rate of five percent (5%);

(c) Issued 636,098 shares of Vystar common stock to Seller.

In addition, the Company agreed to pay an additional $40,993 (the “Adjustment Amount”), one-half in cash and one-half in shares of Vystar common stock, in the event that SleepHealth’s EBITDA (earnings before interest, taxes, depreciation and amortization) for the year ended December 31, 2012, is equal to or greater than $129,140. As this calculation is subject to audit, management’s current estimate is subject to change. The current estimate of the fair value of the contingent consideration is $8,199. There were no changes in the fair value of the contingent consideration through September 30, 2012.

At closing, the Company and Seller entered into a consulting agreement pursuant to which the Seller will provide ongoing services to the Company and SleepHealth as an independent contractor.

The actual purchase price was based on cash paid, debt issued to the seller and the value of our stock ($0.27 per share) on the date of the acquisition. The actual purchase price was allocated as follows:

Value of 636,098 shares issued at $0.27 per share	$171,746
Cash paid at closing	53,734
Promissory note payable	33,735
Contingent consideration	8,199
Total consideration	$267,414

Assets purchased:
Tangible assets:
Debt-free working capital	$14,043
Fixed assets and equipment	222,564
Subtotal	$236,607

Intangible assets:
Physician relationships	$193,000
Trade names	29,000
Noncompete agreement	20,000
Subtotal	$242,000
Goodwill	23,044
Total assets purchased	$501,651
Less debt assumed	(234,237)
Net assets acquired	$267,414

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

Debt free working capital purchased in the acquisition was composed of the following:

Debt free working capital:
Cash	$19,660
Accounts receivable	190,435
Prepaids and other assets	8,677
Accounts payable and accrued expenses	$(204,729)
Debt-free working capital	$14,043

The acquisition was accounted for as a business combination as defined by FASB Topic 805 – Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation. As of the date of this filing, the purchase price allocation and valuation has not been finalized, and is subject to change.

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Intangible asset:	Estimated useful life (in years)
Physician relationships	4.5
Trade names	5.0
Noncompete agreement	5.0

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by FASB Topic 350 – Intangibles – Goodwill and Other.

Pro Forma Financial Information

The following unaudited Pro Forma financial information presents the consolidated results of operations as if the acquisition of SleepHealth, LLC had occurred on January 1, 2011. The Pro Forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

Pro Forma information for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	2012	2011
Revenue	$1,064,531	$1,277,765

Net loss	$(1,916,545)	$(2,874,037)

Loss per share	$(0.10)	$(0.18)

The 2012 supplemental pro forma earnings were adjusted to exclude $5,577 of acquisition-related legal costs. The 2012 and 2011 supplemental pro forma earnings were adjusted to include $13,260 of amortization costs related to $242,000 in recorded intangible assets. Depreciation expense and interest expense were also adjusted in each year and those adjustments had minimal impact. The shares outstanding used in calculating the loss per share for 2012 and 2011 was adjusted to include the 636,098 shares issued as part of the purchase price assumed issued on January 1, 2011.

SleepHealth revenue for the period from the acquisition date to September 30, 2012, was $55,661 and the net loss was $14,231.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Furniture, fixtures and equipment	$276,765	$38,778
Accumulated depreciation	(41,768)	(37,665)

	$234,997	$1,113

Depreciation expense for the three months ended September 30, 2012 and 2011 was $3,657 and $223, respectively. For the nine months ended September 30, 2012 and 2011 depreciation was $4,101 and $1,287, respectively.

NOTE 5 – INTANGIBLE ASSETS

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

Intangible assets were acquired with the acquisition of SleepHealth. As detailed in Note 3, Intangible Assets consist of Physcian Relationships, Tradename and Noncompete agreement.

 Intangible assets are as follows:

	September 30, 2012	December 31, 2011

Acquired Intangible Assets	$242,000	$-
Patents	222,190	185,008
Goodwill (not amortizable)	23,044	-
Trademarks (not amortizable)	9,072	9,072
Subtotal	496,306	194,080
Accumulated Amortization	(44,201)	(31,392)
Intangible Assets, net	$452,105	$162,688

Amortization expense for the three months ended September 30, 2012 and 2011 was $6,155 and $2,906, respectively. For the nine months ended September 30, 2012 and 2011, amortization was $12,809 and $8,226, respectively.

NOTE 6 – INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

NOTE 7 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Notes Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), an unsecured line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% (5.5% at September 30, 2012), on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the nine months ended September 30, 2012 was 5.53%. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The maturity date of the CMA Note is April 29, 2013.

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

Amortization of the financing costs associated with the CMA Note amounted to $96,433 and $68,708 for the three months ended September 30, 2012 and 2011, respectively, and $289,299 and $109,916 for the nine months ended September 30, 2012 and 2011, respectively.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000 (See Note 10 - Subsequent Events).

Shareholder Notes Payable

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

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58% per annum.

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of September 30, 2012 there had been no conversions.

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

Notes Payable Issued as a Result of the Acquisition Transaction

On September 13, 2012, the Company executed with Mary Ailene Miller, owner of SleepHealth, LLC (see Note 3) a promissory note in the amount of $33,734 as part of the acquisition of SleepHealth, LLC. Such note is (i) unsecured, (ii) bears interest at an annual rate of five per cent (5%), (iii) and is payable in monthly installments over a period of twelve (12) months, beginning October 5, 2012. The Company executed an additional promissory note on September 13, 2012 with Ms. Miller in the amount of $40,993, payable one-half in cash and one-half in shares of Vystar common stock, as the Adjustment Amount to the purchase price of SleepHealth, LLC, as discussed in Note 3. The note bears no interest and is dependent upon reaching EBITDA goals. Payment is to occur on the earlier of (a) June 13, 2013; or thirty (30) days after the publishing of the audited financial statements of SleepHealth, LLC, for the period ending December 31, 2012.

Notes Payable Assumed as a Result of the Acquisition Transaction

As a result of the acquisition of SleepHealth, Vystar assumed approximately $234,000 of debt consisting of:

1)	A $50,000 Line of Credit with Wells Fargo at a rate of 6.75% due on demand
2)	A $22,000 note payable to a former business partner, non- interest bearing, to be paid in installments through November 2014.
3)	A $53,500 note payable to a former business partner, non-interest bearing, to be paid in installments through March 2014.
4)	Eight equipment financing leases totaling approximately $65,000, bearing interest in the range of 10 – 12% per annum, payoff dates occurring between 2013 and 2016.
5)	Seller’s short-term loans to SleepHealth of approximately $34,000.
6)	Four revolving credit accounts totaling $10,000 which are expected to be paid off in 2012.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On December 16, 2011, the Company began a private placement offering to sell up to 4,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 4,000,000 shares of common stock at $0.25 per share. As of September 30, 2012 the Company received $647,400 and issued 2,589,600 shares of common stock under the terms of the offering.

On May 4, 2012, the Company began a new private placement offering to sell up to 3,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 3,000,000 shares of common stock at $0.25 per share with one stock purchase warrant at $0.35 per share for every one common share purchased through a placement agent. On August 29, 2012, the offering was increased to a maximum of 4,900,000 shares of common stock. As of September 30, 2012 the Company received $482,750 and issued 1,931,000 shares of common stock and warrants to purchase an additional 1,931,000 shares of common stock. Aggregate commissions paid or issued to the Company’s placement agent were (1) $42,750 cash, (2) 133,000 shares of common stock valued at $43,890, and (3) warrants to purchase 152,000 shares of common stock at $0.35 per share, valued at $8,934. In June 2012, the Company sold 400,000 shares of common stock to an existing shareholder under the same terms as the private placement offering, receiving $100,000 and issuing 400,000 shares of common stock and warrants to purchase an additional 400,000 shares of common stock at $0.35 per share.

From January through February 2012, the Company issued 28,138 shares of common stock valued at $9,005 for interest for the related party CMA Note (Note 7).

In January 2012, the Company issued 11,209 shares of common stock valued at $2,914 as reimbursement for expenses incurred on behalf of the Company.

In June 2012, the Company issued 15,000 shares of common stock valued at $4,500 as reimbursement for expenses incurred on behalf of the Company.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

 During August 2012, the Company issued 400,000 shares of common stock valued at $120,000 under an agreement for professional services to be provided over a period of one year.  The amortization of deferred compensation expense for the period ended September 30, 2012 related to these shares was $15,000.

In September 2012, we issued 636,098 shares of common stock valued at $171,746 in connection with the acquisition of SleepHealth LLC (see Note 3).

The Company had recorded $105,000 and $11,836 in amortization of deferred compensation expense during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 9 – STOCK-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.  No stock option grants were made in the nine months ended September 30, 2012. The following assumptions were used for option awards granted during the nine months ended September 30, 2011:

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

In total, the Company recorded $75,604 and $78,117 of stock-based compensation expense for the three month periods ended September 30, 2012 and 2011, respectively, and $262,843 and $813,380 for the nine month periods ended September 30, 2012 and 2011, respectively, related to employee and board member stock options and warrants issued to nonemployees. As of September 30, 2012, $482,771 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 1.3 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2012, there were 3,512,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

 The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the nine months ended September 30, 2011:

2011
Expected Dividend Yield	-
Expected Volatility in Stock Price	39%
Risk-Free Interest Rate	2.70%
Expected Life of Stock Awards - Years	6
Weighted Average Fair Value at Grant Date	$0.29

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2012:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2011	6,487,500	$0.70

Granted	-	$-

Forfeited	-	$-

Outstanding, September 30, 2012	6,487,500	$0.70

Exercisable, September 30, 2012	5,051,667	$0.70

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the nine months ended September 30:

	2012	2011
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	33.33%	39%
Risk-Free Interest Rate	0.81%	0.86%
Expected Life of Awards, Years	4.7	5

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

The following table represents the Company’s warrant activity for the nine months ended September 30, 2012:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2011	7,369,957		$0.48	7.89

Issued in private placement	2,300,000	$0.35	$0.35
Granted	731,526	$0.09	$0.32
Exercised	(67,000)		$0.26
Expired	(150,175)		$0.51

Outstanding, September 30, 2012	10,184,308		$0.42	6.82

Exercisable, September 30, 2012	10,184,308		$0.42	6.78

During the nine months ended September 30, 2012, the Company issued 152,000 warrants for services at $0.35 per share, exercisable over 5 years from the grant date and 579,526 warrants for services at exercise prices ranging from $0.25 to $0.43 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $64,584 and was recorded as noncash share-based compensation expense when vesting occurred.

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2012 we received a $100,000 bridge loan for working capital from Italia-Eire LP, an affiliate of Joseph C. Allegra, a director of the Company. The note was non-interest bearing and converted on October 31, 2012 into 400,000 shares of common stock at $0.25 per share (value $100,000). In addition, 400,000 warrants to purchase Vystar common stock at an exercise price of $0.35 per share were issued.

On November 2, 2012 our line of credit with CMA Investments, LLC was increased from $1,000,000 to $1,500,000 (See Note 7).

On October 5, 2012 our Board of Directors approved the issuance of 205,000 stock options and 50,000 warrants to purchase shares of the company’s common stock at an exercise price of $0.25 per share. The awards vest in three equal installments on October 5, 2013, 2014 and 2015. These awards were issued to employees and contractors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FORWARD LOOKING STATEMENTS

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

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein in natural rubber latex products made with Vytex to virtually undetectable levels. Allergic reactions to untreated latex are a significant detriment affecting numerous individuals. Competitive synthetic alternative materials such as nitrile and neoprene are typically much more expensive than NRL but the trends over the last few years have sometimes made nitrile and even neoprene on the same pricing level as natural rubber latex as oil production has increased during times that natural rubber latex has slowed such as during wintering. A recent review of the FDA web site shows that in the past few years, more complaints are sent to FDA regarding glove irritation on synthetics than NRL.

Since transitioning from a development stage company to an operating stage company three years ago, we have introduced Vytex NRL, our “ultra low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. We intend for Vytex NRL to become the standard source for latex and latex substitutes. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, catheters and numerous other items. We have introduced Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users to create pull-through most notably in the foam pillow arena.  Our proprietary technology has been and continues to be licensed to manufacturers utilizing NRL, ranging from those who use it as a raw material to those whose end products contain NRL and some who now do both. We have had success mainly in adhesives, cohesives, balloons, condoms and foam. To focus even further on the retail foam market, during 2012, Vystar engaged a team of former textile professionals to move Vytex pillow cores into the retail market. That initiative will be followed during 2013 by mattress toppers and eventually 100% all natural rubber Vytex mattresses.

A manufacturer’s conversion from standard latex or synthetic raw material to Vytex NRL can be a protracted process ranging from twelve to eighteen months to complete the sales cycle.  The sales cycle generally starts with a laboratory analysis to test the physical properties and protein levels of the finished goods made with Vytex NRL to ensure that required specifications are met and then progresses to a full production run on the manufacturer’s equipment.  A manufacturer’s decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance.   Each of these areas has a significantly different decision-making role in each company, thus the large difference in sales cycles.  If the product is regulated as a medical device requiring regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months.  By diversifying the targeted product categories we believe our approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.

On October 3, 2012, we announced that D. Thomas “Tom” Marsh, President of Centrotrade Minerals and Metals, Inc. (dba: Centrotrade Rubber USA), the technical advisory U.S. based subsidiary of Centrotrade Deutschland GmbH, a leading global distributor of rubber, latex and chemicals, joined our Board of Directors. This association is expected to be instrumental in helping us better navigate the logistical and marketing challenges associated with a premium raw material grown and processed in a limited geographical area as Centrotrade recently purchased their main competitor in Southeast Asia thus giving direct access to that all important market for Vytex NRL. Working closely with Centrotrade will allow us to move further into a full licensing model thus eliminating the wide swings in natural rubber latex pricing. An agreement with Centrotrade is actively being reviewed and discussed.

In order to bring a stream of revenue to Vystar to balance the lengthy sales cycles experienced during the last three years, during 2012 management was searching for an acquisition target.

RECENT EVENTS

On September 13, 2012, we acquired SleepHealth, LLC (“SleepHealth”), a privately-held sleep diagnostic company headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to hospitals and physicians’ offices in the southeastern United States, notably Georgia, South Carolina, and North Carolina. The purchase of all of the outstanding equity interests of SleepHealth aggregated $267,414 in cash, stock, promissory notes and certain additional contingent considerations.

This strategic acquisition is expected to be mutually beneficial by providing each company with new expansion options and potential. SleepHealth presents an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers produced by the PICA division of GrupoAgroIndustrialOccidente, which created a company named Islatex, devoted to foam products produced in Guatemala and currently distributing in Europe and the United States. SleepHealth also provides Vystar with access into the healthcare market for future products made with Vytex NRL, such as gloves, cohesive bandages, etc. Vystar and its executive team bring to SleepHealth added expertise, management, marketing and capital resources needed for business expansion and revenue growth currently planned through the Southeast and other parts of the country.

On October 31, 2012, Vystar and SleepHealth entered into an agreement with Specialized Sleep Diagnostics to furnish DME (durable medical equipment) to SleepHealth patients adding a needed layer to overall patient care for those diagnosed with a sleep disorder. This is the first step to offer a full service line for SleepHealth referrals with home sleep studies being evaluated as well. We expect these expansion projects will expand our business. We will add certified sleep technicians as growth indicates.

SleepHealth has been in the sleep diagnostic business since 2004. Ailene Miller, founder and President of SleepHealth has signed a multi-year agreement to remain with Vystar and has over 25 years of sleep diagnosis experience and manages a knowledgeable team of more than 20 full-time and part-time employees. SleepHealth operates from 27 existing facilities across North Carolina, South Carolina and Georgia which will be evaluated for potential future enhancement or closure based on current and anticipated future activity. Also we have immediate expansion plans in key areas.

According to a report by IBISWorld, the sleep disorder market has seen an average annual double-digit growth over the last five years for tests, diagnoses, and treatments provided by sleep clinics. With an estimated 50-70 million Americans suffering from chronic sleep problems and nearly 80% being undiagnosed, the problem of sleep disorders and increased awareness of the importance of sleep to general health are becoming more recognized.

As a result of the acquisition, Vystar Corporation will be comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and DME businesses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.   Note 1, "Summary of Significant Accounting Policies" of this Form 10-Q and in the Notes to Financial Statements in our Company's 2011 Form 10-K describes the significant accounting policies and methods used in the preparation of our financial statements .

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012 and 2011 were $95,553 and $71,651, respectively.     During the quarter ended September 30, 2012, the SleepHealth segment contributed $55,661 to revenue for the 18 days from acquisition to September 30. Revenue from the Vytex segment was $39,892 with a gross margin of 42%. Licensing revenue for the quarter comprised 26% of Vystar segment revenue and the balance was toll revenue. In the quarter ended September 30, 2011, the Vytex division generated $71,651 in revenue with a 30% gross margin. As we transition from a toll model in which we’re responsible for cost of goods sold to a licensing model where those costs are born by our customers, and as revenue in general increases in response to our ongoing sales efforts, we expect continuing improvement in both top line growth and gross margins.

Operating Expenses

	Three Months Ended
	September 30,		$	%
	2012	2011	Change	Change
OPERATING EXPENSES:
Sales and marketing	$106,330	$116,758	$(10,428)	-9%
General and administrative	353,314	288,066	65,248	23%
Research and development	7,789	12,058	(4,269)	-35%
	$467,433	$416,882	$50,551	12%

Operating expenses were $467,433 and $416,882 for the three months ended September 30, 2012 and 2011, respectively, for an increase of $50,551 or 12%.  The increase in operating expenses was primarily comprised of a $27,800 increase contributed by the SleepHealth segment for the 18 days from acquisition, a $25,000 increase in marketing expenses, a $33,000 increase in investor relations expense due to a short-term duplication of services as we transitioned from one provider to another, including $15,000 in fair value of restricted stock shares issued, a $12,000 increase in accounting services, offset by a $39,000 decrease in legal fees.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2012 consists primarily of interest expense of $142,440, of which $96,433 is non-cash amortization of financing related costs. Other income (expense) for the three months ended September 30, 2011 consists primarily of interest expense of approximately $185,209, of which $162,406 is non-cash amortization of financing costs.

 Comparison of the Nine Months Ended September 30, 2012 with the Nine Months Ended September 30, 2011

Revenue

Revenue for the nine months ended September 30, 2012 and 2011 were $240,000 and $316,582, respectively.     During the quarter ended September 30, 2012, the SleepHealth segment contributed $55,661 to revenue for the 18 days from acquisition to September 30. Revenue from the Vytex segment was $184,339 with a gross margin of 9.7%. Licensing revenue for the nine months comprised 20.7% of Vytex segment revenue and the balance was toll revenue. The results of the nine months ended September 30, 2012 were negatively impacted due to price reductions in the latex market after the production process was begun for deliverables under toll manufacturing sales agreements. In the nine months ended September 30, 2011, the Vytex division generated $316,582 in revenue with a 36% gross margin. As we transition from a toll model in which we’re responsible for cost of goods sold to a licensing model where those costs are born by our customers and as revenue in general increases in response to our ongoing sales efforts, we expect continuing improvement in both top line growth and gross margins.

Operating Expenses

	Nine Months Ended
	September 30,		$	%
	2012	2011	Change	Change
OPERATING EXPENSES:
Sales and marketing	$320,674	$545,671	$(224,997)	-41%
General and administrative	1,112,495	1,434,545	(322,050)	-22%
Research and development	30,864	59,260	(28,396)	-48%
	$1,464,033	$2,039,476	$(575,443)	-28%

Our operating expenses were $1,464,033 and $2,039,476 for the nine months ended September 30, 2012 and 2011, respectively, for a decrease of $575,443 or 28%.  The decrease in total operating expenses were primarily comprised of decreases in non-cash stock-based compensation expense of $541,000, salaries of $149,000 and legal fees of $40,000 offset by increases in marketing expenses of $60,000, investor relations of $50,000 and accounting fees of $43,000.

For the nine months ended September 30, 2012 and 2011, sales and marketing expenses were $320,674 and $545,671, respectively.  The decrease of $224,997 is primarily due to decreases in non-cash stock-based compensation of $94,000, a decrease in salaries and benefits of $69,000 due to the departure of an executive on March 31, 2011, as well as several other planned expense reductions.   Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the nine months ended September 30, 2012 and 2011, general and administrative expenses were $1,112,495 and $1,434,545, respectively.  The decrease of $322,050 is primarily due to decreases in non-cash stock-based compensation of $447,000 and salaries of $80,000 partially offset by increases in investor relations of $78,000, amortization of deferred compensation of $93,000 and G&A expenses incurred by the SleepHealth segment for the 18 days from acquisition of $27,800.   The decreased compensation expense resulted from the resignation during August 2011 of the Company’s Chief Financial Officer as well as by Company officers receiving a portion of their salaries in stock options rather than cash payments during the first four months of 2012. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

For the nine months ended September 30, 2012 and 2011, research and development expenses were $30,864 compared to $59,260, respectively.   The $28,396 decrease is primarily due to a planned reduction of spending during 2012.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2012 consists primarily of interest expense of approximately $421,870, of which $289,299 is non-cash amortization of financing related costs. Other income (expense) for the nine months ended September 30, 2011 consists primarily of interest expense of approximately $975,703, of which $926,323 is non-cash amortization of financing costs.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had current assets of $396,036, including $47,782 in cash, and $2,517,927 of current liabilities, or negative working capital of $2,121,891.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, and a private placement that is discussed in Note 8.  We also expect to receive proceeds from stock warrant exercises from existing shareholders. We continue to pursue relationships with manafacturers and distributors to gain market acceptance and secure licensing agreements.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000 (See Note 10 - Subsequent Events).

Our September 13, 2012 acquisition of SleepHealth required less than $50,000 of initial cash outlay. However, SleepHealth was operating without sufficient working capital. We estimate the working capital needs of SleepHealth at $150,000. In the fourth quarter, we expect to draw on the credit line to fund SleepHealth working capital.

There can be no assurances that the Company will be able to achieve its projected level of revenue for the remainder of 2012 and beyond.  The acquisition of SleepHealth brings a more reliable revenue stream; however, we must increase revenue from this new segment as well as the Vytex segment. We have significant debt maturities in the first half of 2013 and we must refinance that debt or incur additional debt or equity financing in order to achieve our business objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities.

Sources and Uses of Cash

For the nine months ended September 30, 2012 and 2011, net cash used by operations was $1,172,786 and $1,114,604, respectively.  The negative cash flow for the nine months ended September 30, 2012 was primarily the result of the $1,847,382 net loss.  This was reduced by several non-cash charges, primarily the share-based compensation charges of $346,414 and $346,107 for amortization of deferred financing costs and intangible assets. The negative cash flow for the nine months ended September 30, 2011 was primarily the result of the $2,900,841 net loss reduced by non-cash share-based compensation charges of $909,131 and $834,515 for amortization of deferred financing costs and intangible assets.

Net cash used by investing activities for the nine months ended September 30, 2012 was $72,264 compared to net cash used by investing activities for the same period of 2011 of $41,655.   The additional cash used in 2012 was primarily due to the acquisition of SleepHealth.

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011, was $1,276,173 and $945,711, respectively. The cash provided in 2012 was primarily from the issuance of common stock, $1,230,150, as well as proceeds of $61,125 from the related party line of credit offset by a $10,000 payment for deferred financing costs. In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $768,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289.

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can introduce and sell NRL to manufacturers; the pace at which we can increase revenue through better utilization of existing SleepHealth capacity; the pace at which we can attract and sign agreements for new SleepHealth locations, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur approximately $1.2 million for operating expenses over the next 12 months.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended September 30, 2012, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)   Common Stock and Warrant Financings

From July 1, 2012 through September 30, 2012, the Company issued 400,000 shares of its common stock valued at $0.30 for services rendered to the Company.

From July 1, 2012 through September 30, 2012, the Company issued warrants to purchase 37,534 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
10,000	$0.30
11,111	$0.27
4,423	$0.26
12,000	$0.25

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

ITEM 6.         EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

** Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request. Confidential treatment has been requested as to a portion of this exhibit, which portion has been omitted and file separately with the Securities and Exchange Commission.

Number	Description

2.1	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar Corporation and Mary Ailene Miller (incorporated by reference to a Current Report on Form 8-K filed on September 19, 2012)**

3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
4.7	Form of Series A Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	First Amendment to Employment Agreement dated July 1, 2009, between Vystar Corporation and Sandra Parker (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference to Vystar’s Annual Report on Form 10-K dated March 30, 2012, and filed on March 30, 2012)

10.15	Form of Securities Purchase Agreement dated May 4, 2012

10.16	Second Amendment to Agreement dated November 2, 2012 between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Exhibit 101

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: November 14, 2012	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Monica A. Schreiber
Monica A. Schreiber
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

