Form 10-Q/A
period 2012-09-30
Vystar Corp
filed 2012-11-16
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

For a list of exhibits filed with this report, refer to the Exhibit Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

*	These exhibits were previously included in Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: November 15, 2012	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Monica A. Schreiber
Monica A. Schreiber
Acting Chief Financial Officer (Principal Financial and Accounting Officer)