Form 10-K
period 2012-12-31
Vystar Corp
filed 2013-06-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last private sale price of the registrant’s common shares on such date $4,112,734.  See Item 12.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2013 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	March 31, 2013
Common Stock, $0.0001 Par Value	23,240,518

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2012

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

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). In addition, on September 13, 2012, we acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. As a result of the acquisition, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

Our patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from twelve to eighteen months. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have a licensing agreement in place for global distribution that will allow us to focus on and transition to a licensing model.

The strategic acquisition of SleepHealth is expected to be mutually beneficial by providing each company with expansion options. SleepHealth presents an indirect vertical integration opportunity as a potential channel for recently announced VytexR NRL foam bedding products such as pillows, mattress toppers and mattresses produced by one of Vystar’s licensees. SleepHealth also provides Vystar with access into the healthcare market for future products made with Vytex NRL, such as gloves, cohesive bandages, etc. Vystar and its executive team bring to SleepHealth added expertise, management, marketing and capital resources needed for business expansion and growth.

Products and Services

Natural Rubber Latex

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to data presented at the India Rubber Expo in March 2011 by the International Rubber Study Group, Singapore, an estimated 10.7 million metric tonnes of natural rubber was consumed in 2010. The Study Group has also reported that over 1.3 million tonnes of this consumption was liquid natural rubber latex, which is used in the production of dipped goods, (e.g. gloves, condoms, balloons, catheters), adhesives, various types of foams and numerous other products.  Substantially all of the latex processors are located in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations.  Some reports show a shortage of NRL in the coming decade as demand in developing countries such as China and India continue to grow. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where it is expected the latex industry will grow from 57,000 tonnes produced in 2006 to over 95,000 tonnes by 2016, a 40% increase, according to a report issued by the office of Consulate General of Guatemala, Atlanta, Georgia in 2008. This is particularly attractive to U.S. manufacturers of latex products who could potentially see reduced transportation costs and lead times over the usual Asian sources.

Our initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations. New specialized formulations are projected to come to market over the next year. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference.

Vytex NRL is produced at the latex processor level and can be integrated into the current processing environments without additional capital equipment investment.  The protein removal and modification process that leads to Vytex NRL allows manufacturers to lower manufacturing costs with the benefit of reduced protein levels.  We presented a paper on this topic (“technical paper”) at the RAPRA Latex and Synthetic Polymer Dispersions 2010 Conference in Amsterdam in March 2010.  Reduced leaching times and resulting reductions in energy, water and material handling consumption can lead to realized cost savings.

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

In November 2012, Matthew Clark, Vice President of Technical Sales, attended MEDICA, the world’s largest medical tradeshow, in Dusseldorg, Germany, to promote Vytex NRL to potential new users.

In January 2013 William Doyle presented a paper entitled, “The Non Enzymatic Deproteinization of Natural Rubber Latex (DPNRL) Enabling the Greater Versatility in End Product Applications” at the India Rubber and Tyre Expo (IRE 2013) in Mumbai, India. This paper discussed improvements that extend beyond the ultra-low allergenicity of the DPNRL and include improved color, absence of rubber odor, and improved physiocochemical attributes. Improved air and helium retentions results were reported. The potential to extend applications into other non-conventional areas other than latex end products was discussed.

 We are transitioning from toll manufacturing agreements to licensing agreements. Licensing agreements eliminate the need to maintain a costly infrastructure along with the other investment and regulatory compliance costs to develop and operate a processing or manufacturing facility. All of these costs are or will be borne by our manufacturing and distribution contractors and/or customers. This means we must show the NRL producers and product manufacturers the economic value proposition of including Vytex NRL in their product lines, hence the technical paper presentations we have made and continue to make.  In addition, as an all natural raw material, Vytex NRL puts the main component in gloves and other products back in the environmentally friendly arena.

We have had a toll manufacturing agreement with Revertex (Malaysia), the world’s largest producer of prevulcanized natural rubber lattices, since 2008.  In October 2011, we signed a toll manufacturing agreement with Mardec-Yala (Thailand). Given the significant percentage of NRL consumption in Southeast Asia, Mardec-Yala increases availability of Vytex NRL close to the production sites for most of the world’s NRL products. In addition to being one of the largest processors globally, Mardec-Yala is a division of one of the largest distributors.

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of GrupoAgroindustrialOccidente (“Occidente”), located in Guatemala.  Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries.  Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe through our existing distribution system. The distributor for North America and Europe purchases and sells Vytex NRL for specific orders in their territory and does not purchase inventory to hold.

In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal.  India is the second largest consumer of concentrated latex behind China.

In addition, in January 2009, we entered into a  Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, the leading global distributors of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas.  This provides an expansive distribution network that facilitates both the licensing and toll manufacturing models and can assist with various processors in taking their products to market. On December 19, 2012, we amended our agreement with Centrotrade to expand Vytex NRL distribution rights to the world’s largest NRL consuming markets in Southeast Asia, specifically Malaysia and Thailand. Centrotrade will control production scheduling of Vytex NRL, inventory, sales, pricing and customer financing, while Vystar will focus on marketing, customized product development and support activities.

Sleep Diagnostics and Durable Medical Equipment

SleepHealth offers physicians and multi-specialty clinics tailored programs and joint venture opportunities to manage their patients’ sleep disorders as well as provide the Durable Medical Equipment (DME) that may be prescribed to the patient. We adhere to American Academy of Sleep Medicine (AASM) and Joint Commission (JCAHO) guidelines, assuring the highest standards in sleep medicine for patients.

Our programs provide:

▪	32-channel digital sleep diagnostic and monitoring equipment

▪	Qualified personnel to perform the sleep studies and score the collected data

▪	72- hour turnaround time on results for the interpreting physician

▪	CPAP/Bi-level and C-flex machines

▪	A comprehensive CPAP follow-up program for patient compliance

▪	Marketing, managed care and billing support

▪	Interpretation of sleep studies by a board certified sleep physician as needed

As of December 31, 2012, we operated and managed twenty-one sleep centers in our clients’ existing office space or clinic. As of March 31, 2013, we are operating sixteen sleep centers. The founder and former owner of SleepHealth, Ailene Miller, has over 19 years of sleep industry experience. She has operated SleepHealth since 2002 and she continues as the General Manager of the SleepHealth division of Vystar.

Competition

Natural Rubber Latex

Synthetic raw materials such as ethylene, propylene, styrene and butadiene compete with NRL.  Currently, it is estimated that NRL processors have lost one-half of the overall latex market to synthetic latex.  Despite the switch to non-latex alternatives, it is estimated that in U.S. hospitals as recently as September, 2010 over 70% of exam gloves and nearly 80% of surgical gloves were still made with NRL.

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

These facts, coupled with the uncomplicated transition to the utilization Vytex NRL, make it very attractive for the processors to regain lost business by switching to Vytex NRL. We believe our unique patented technology offers a viable alternative to the marketplace. The licensing model will allow the message to spread through more sales channels than we could reach in the past.

Sleep Diagnostics and Durable Medical Equipment

We compete against numerous sleep diagnostic providers, from smaller physicians’ offices to larger healthcare providers, including clinics and hospitals. While the competition is intense, we believe we have good relationships with our physician clients and the ability to help them market and grow their practices. Our business model is unique in that we utilize the physician practices’ offices versus investing in new facilities. Since sleep studies are performed overnight, the practice gains another revenue stream in off hours. Sleep-related problems are a public health crisis, with an estimated 50 to 70 million Americans experiencing sleep disorders.

Intellectual Property

Vystar has four issued patents by the United States Patent Trademark Office (“USPTO”) that were issued in 2005 (Patent No. 6,906,126), 2006 (Patent No. 7,056,970), 2011 (Patent No. 8,048,951) and 2012 (Patent No. 8,324,312). International patents include one issued patent from the Republic of South Africa in 2009 (2008/00886), a second foreign patent issued by China in 2011 (No. 200580051526.1), a third foreign patent issued by Japan in 2012 (No. 4944885) and a fourth foreign patent issued by Hong Kong in 2013 (HK1125959). In 2005, we sought international patent protection of our application that would become our U.S. Patent No. 6,906,126 pursuant to the Patent Cooperation Treaty (“PCT”) (No. PCT/US2005/025018), and this application has been nationalized in the following countries and regions: The European Union (No.05775523.3), Canada (No. 2,614,945), India (No.295/DELNP/2008), and Sri Lanka (No.14827). Additionally, this PCT was nationalized back into the United States to expand our protection to both method and composition claims (No.11/988,498). We expect patents to be issued in these countries without objection.

On January 18, 2012, we converted the provisional patent filed January 18, 2011 (No. 61/433,853) to full utility applications based on new discoveries and unexpected results (No. 13/374,851). We also sought international protection for the new developments and unexpected results reflected in this 2009 USPTO patent application through another PCT application (No. PCT/US2009/031445). This PCT application was nationalized in the following countries in 2010: the European Union (No. 09702339.4), Brazil (No. PI0906513-0), Guatemala (No. 2010-000208), India (No.2487/KOLNP/2010), Indonesia (No. W-00201002436), and Malaysia (No. PI2010003317). In addition, we filed the same patent application that was the subject of our USPTO patent application No. 12/356,355 and PCT/US2009/031445 directly into Thailand (No. 0901000201).

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature. Recreated by Science.”  In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991), which was granted in India.

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

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL.  These results have been reproduced in many subsequent tests.  From inception through December 31, 2012, Vystar's research and development costs have been approximately $2.4 million, with an additional $60,000 budgeted for continued efforts in 2013.  These efforts past and future have been and will continue to be patented and/or trademarked.  As of December 31, 2012, Vystar has expended, since inception, approximately $244,000 on such patent and trademark costs and has budgeted approximately $30,000 more for the year ended December 31, 2013 to continue to pursue and maintain its patents and trademarks around the world.

Government Regulation

Vytex Divison:

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

On May 1, 2009, a condom manufactured from Vytex NRL received 510(k) clearance from the U.S. Food and Drug Administration. This was the first medical product available in the U.S. made from Vytex NRL, which had less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. While the product is no longer available, this condom is a predicate device for future products. Vystar continues to seek other U.S. manufacturers interested in pursuing similar claims for products.

On July 22, 2009, an unpowdered medical exam glove manufactured with Vytex NRL received 510(k) clearance from the FDA, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue U.S. manufacturers using this exam glove as a predicate device.

SleepHealth Division:

Our business is subject to extensive federal, state and local regulation including the Health Insurance Portability and Accountability Act (“HIPAA”), Health Information Technology for Economic and Clinical Health (“HITECH”) Act, the Affordable Care Act, and the Fair Debt Collection Practices Act relating to, among other things, licensure, conduct of operations, privacy of patient information, physician relationships, addition of facilities and services, reimbursement rates for services, and consumer debt collections.

The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our NRL business is not seasonal in nature, but is subject to commodity pricing.  Our NRL product is a commodity-based raw material and prices for such material fluctuate from day-to-day, though this will have less impact as we transition to sales via licensing fees.

The sleep diagnostic business shows a decrease in revenue in the fourth quarter, particularly in November and December, due to holiday commitments making patients reluctant to schedule tests as compared to other times of the year.

Employees

As of December 31, 2012, we had a total of 35 associates. The SleepHealth division had 28 associates: 11 full-time and 14 part-time employees, 1 full time contractor and 2 part-time contractors. The Vystar division had 7 associates: 3 full-time employees, 3 full time contractors and one part time contractor.

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

Our business is subject to a number of risks and uncertainties — many of which are beyond our control — that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in the following risks were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment.

 Neither of our business divisions presently generate the cash needed to finance our current and anticipated operations.

We have had very limited revenue in our history prior to 2011 and transitioned from the development stage to the operational stage during the fourth quarter of 2009.  We are still in the early stages of establishing our business including attracting new customers and increasing sales; our financial success will be dependent upon the soundness of our business concept, our management’s ability to successfully and profitably execute our plan, and our ability to raise additional capital.

In the Vytex Division, while we anticipate that revenue will continue to grow from what we achieved after transitioning from the development stage to the operational stage, our limited operating history makes it difficult to evaluate our business.  We expect to make significant future operating expenditures to develop and expand our business. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.   See additional discussion under Liquidity and Capital Resources.

In the SleepHealth Division, we also anticipate that revenue will continue to grow due to better utilization of existing capacity, signing new accounts and expanding into Durable Medical Equipment (“DME”) servicing, we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur losses for the forseeable future. See additional discussion under Liquidity and Capital Resources.

At December 31, 2012 we had $91,919 cash on hand and an accumulated deficit of $20,405,547.  We plan to finance our operations for the next twelve (12) months through the use of cash on hand, increased revenue from better utilization of existing facilities and opening of new facilities, new credit facilities, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive businesses in the sleep health industry.  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

The following risk factors apply to our Vytex Division:

Our Vytex operating results could fluctuate and differ considerably from our financial forecasts.

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

Our Vytex NRL Division business is totally dependent on market demand for, and acceptance of, the Vytex Natural Rubber Latex process.

We expect to derive most of our Vytex NRL Division revenue from the sales of our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL through our distribution agreement with Centrotrade Deutschland. We pay natural rubber latex processors a fee for the service of manufacturing and creating Vytex NRL for us under our toll manufacturing agreements. Conversely, Vystar collects a fee under the Centrotrade and Occidente (PICA) licensing models. Our Vytex NRL product operates within broad, diverse and rapidly changing markets. As a result, widespread acceptance and use of product is critical to our future growth and success. If the market for our product fails to grow or grows more slowly than we currently anticipate, demand for our product could be negatively affected.

Our ability to generate significant revenue in the Vytex Division is substantially dependent upon the willingness of consumers to make discretionary purchases and the willingness of manufacturers to utilize capital for research and development and the retooling of their manufacturing process, both of which are impacted by the state of the economy.

The current state of the world economy has and likely will in the future impact upon our ability to increase revenue.  Certain of the products that we anticipate will be manufactured with our Vystar NRL process, such as mattresses and sponge products, are considered discretionary consumer purchases which decline during economic downturns.  Additionally, certain manufacturers who might otherwise utilize the Vytex NRL process in the manufacturing of products with NRL have determined not to expend capital to complete the research of the Vytex NRL process or to retool their manufacturing process because of the general downturn in the economy.  As part of a strategy to increase awareness of the Vytex NRL brand, the Company has been aggressively seeking to have end products produced and labeled “made with Vytex NRL” such as SleepHealth pillows. As these products enter the market, the Company plans to create consumer awareness of these end products and in so doing begin to develop consumer demand pull through as part of the Company’s efforts to complete the push-pull cycle using an ingredient branding strategy.

Assertions by a third party that our Vytex process infringes its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

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

The latex market in which we will participate is competitive and if we do not compete effectively, our operating results may be harmed.

The markets for our product are competitive and rapidly changing. With the introduction of new technologies, increasing scrutiny of alternative lattices such as Russian dandelion, and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance.

While early interest was strong in a new innovative product in the natural rubber latex industry, pricing and regulatory approvals remain a key selling factor especially in the exam glove arena. There is no exam glove manufacturer signed to date that has accepted Vytex NRL into its product mix.

Our Vytex revenue will vary based on fluctuations in commodity prices for NRL.

NRL is a commodity and, as such, its price fluctuates on a daily basis. Since 2009 the market prices have been particularly volatile with prices rising 222% from a low of approximately $1080/wet metric tonne (“mT”) in January 2009 to a peak of over $3475/wet mT in February 2011. While prices have come down from this high to as low as $2100/wet mT in December 2011, 2012 prices started to rise again primarily due to seasonality. The pricing model for 2013 continues with the rollercoaster ride and is presently at a low price mid-year. As a result, our revenue (even licensing fees) and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of elevated market prices can also cause manufacturers to look for lower cost alternatives to NRL.

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

Each of the above mentioned 510(k)s have been sold to other manufacturers.

Vytex may seek to have lower protein claims than what is currently on the market today for exam gloves, and may ultimately seek to have latex warnings removed from or modified on all FDA-regulated products, but it cannot guarantee that either of such actions will be approved by the FDA.

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

Over the past several years, samples of Vytex NRL have been made available to over 50 natural rubber latex and latex substitute end product manufacturers, 30 of which have been in place since early 2009. Since the completion of the Vytex NRL Standard Operation Procedures (SOPs), Vytex has been produced at Revertex (Malaysia), Occidente (Guatemala), KAPVL (India) and most recently Mardec-Yala (Thailand) and MMG (Thailand). Manufacturers that have signed a ‘sampling’ agreement with us have been provided with samples of Vytex NRL for validating its use in their manufacturing processes. To date, a number of manufacturers have completed those runs and feedback is often minimal. Although most feedback to date has been positive, there is no assurance that such feedback continues to be satisfactory.

Another risk is the validity of the customer as testing completes. Recently Vystar has completed more than three years of a specialized version of Vytex NRL only to have the end product manufacturer fail to upgrade their production line and fulfill their own contract.

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

The following risk factors apply to our SleepHealth Division:

Our revenue may vary based on changes in reimbursement rates from third party providers received by our physician and multi-specialty clients.

Although our contracts require payment of our fees independent of reimbursements rates or the timing of third party medical reimbursements, should reimbursements change, we may have to adjust our fees accordingly.

If we are unable to enter into and maintain contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive or if we have difficulty collecting from our clients, our results of operations could be adversely affected.

Our future success depends, in part, on our ability to retain and renew our service contracts and enter into new service contracts on terms favorable to us. Other health care providers may impact our ability to enter into acceptable contractual arrangements or negotiate increases in our rates and other favorable terms and conditions. Any material reductions in the contracted rates we receive for our services, coupled with any difficulties in collecting receivables from our contracted clients, could have a material adverse effect on our financial condition, results of operations or cash flows.

Specifically, the success of our business depends in significant part on the number, quality and specialties of the physicians with whom we contract to provide services and maintaining good relations with those physicians. If we are unable to attract and retain sufficient numbers of quality physician referrals by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

We cannot predict with certainty the effect the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. Reductions to reimbursements under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations.

In June 2012, the U.S. Supreme Court upheld the Affordable Care Act’s individual mandate and struck down its penalties for states that refused to comply with Medicaid expansion provisions. We remain unable to predict with certainty the full impact of the Affordable Care Act on our future revenue and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to participate in Medicaid expansion and the grants and other incentive opportunities under the law, and we are unable to predict the timing and impact of changes resulting from actions individual states have taken or might take with respect to expanding Medicaid coverage at this time.

In general, there is significant uncertainty with respect to the positive and negative effects the Affordable Care Act may have on reimbursement, utilization and the future designs of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to predict those effects may differ materially from our expectations.

Further changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

In general, we are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if one or more of our physician partners are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Our health care business operates in a competitive environment, and competition is one reason increases in patient volumes have been constrained.

Overall, our health care business operates in a competitive environment, and we believe increases in patient volumes have been constrained, in part, by competition for market share in high margin services and for quality physicians and personnel. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have more favorable contracts with managed care plans, (4) may have a better reputation in the community, or (5) may be more centrally located with better parking or closer proximity to public transportation. We also face increased competition from specialty clinics (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for personnel. Furthermore, some of the hospitals that compete with our business are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our locations. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, our patient volume levels may suffer.

Our labor costs could be adversely affected by competition for staffing and the shortage of experienced licensed personnel.

Our operations depend on the efforts, abilities and experience of our management and technicians, as well as our physician partners. We compete with other health care providers in recruiting and retaining qualified technicians responsible for the daily operations of our sleep labs. In addition, like others in the health care industry, we continue to experience a shortage of experienced licensed technicians in certain key geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced technicians or hire more expensive temporary or contract personnel. In general, our failure to recruit and retain qualified personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our licensed sleep labs are heavily concentrated in certain market areas in Georgia, North Carolina and South Carolina, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

As of December 31, 2012, our twenty-one sleep labs were concentrated in Georgia (33%), North Carolina (48%) and South Carolina (19%). These concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Furthermore, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses.

Our business and financial results could be harmed by violations of existing regulations or compliance with new or changed regulations.

Our business is subject to extensive federal, state and local regulation including the Health Insurance Portability and Accountability Act (“HIPAA”) and Health Information Technology for Economic and Clinical Health (“HITECH”) Act relating to, among other things, licensure, conduct of operations, privacy of patient information, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, SleepHealth’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of its service agreements with its customers, or give customers the right to terminate SleepHealth’s service agreements with them, among other things, any of which could have an adverse effect on SleepHealth’s business. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

The failure to comply with debt collection and consumer credit reporting regulations could subject SleepHealth to fines and other liabilities, which could harm SleepHealth’s reputation and business, and could make it more difficult for SleepHealth to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. SleepHealth could incur costs or could be subject to fines or other penalties under the FDCPA, the Fair Credit Reporting Act and the Federal Trade Commission Act if it is determined to have mishandled protected information. SleepHealth’s customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage SleepHealth’s reputation, making it more difficult to retain existing customers or attract new customers, or otherwise harm SleepHealth’s business.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the health care industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business could be negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of health care services, we rely on our information technology which are regulated by HIPAA and HITECH in the day-to-day operation of our business to process, transmit and store sensitive or confidential data, including electronic health records, other protected health information, and financial, payment and other personal data of patients, as well as to store our proprietary and confidential business performance data. Although we have redundancies and other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure is vulnerable to computer viruses, attacks by hackers or breaches due to employee error or malfeasance. Furthermore, our network and technology systems are subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenue), and could result in potential liability and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The economic downturn and other economic factors have impacted, and may continue to impact, our business, financial condition and results of operations.

We continue to be impacted by a number of industry-wide challenges, including constrained growth in patient volumes. We believe factors associated with the economic downturn — including higher levels of unemployment, reductions in commercial managed care enrollment, and patient decisions to postpone or cancel elective and non-emergency health care procedures — have impacted our volumes. If industry trends or general economic conditions worsen, we may not be able to reach profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms has been severely restricted at a time when we need, to access these markets, and has had a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. The economic downturn or other economic conditions could also adversely affect the counterparties to our agreements.

Trends affecting our actual or anticipated results may require us to record charges that would adversely affect our results of operations.

As a result of factors that have negatively affected the health care industry generally and the sleep diagnostic business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining operating results in our sleep labs. If these projections are not met, or if in the future negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure could also result in future impairments of our goodwill. Any such charges could adversely affect our results of operations.

The following risk factors apply to our company as a whole:

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

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Because of net operating losses we have experienced for federal income tax purposes, at December 31, 2012, we had federal net operating loss (“NOL”) carryforwards of approximately $13.3 million pretax available to offset future taxable income. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards or tax credit carryforwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carryforwards or tax credit carryforwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe that we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of May 31, 2013; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located in approximately 2,500 square feet of leased office space in Duluth, Georgia, a suburb of Atlanta.  The lease term expires in January 2014.

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

	High	Low

December 31, 2011

First Quarter	$0.88	$0.51

Second Quarter	$0.80	$0.42

Third Quarter	$0.49	$0.20

Fourth Quarter	$0.45	$0.24

December 31, 2012

First Quarter	$0.47	$0.26

Second Quarter	$0.35	$0.28

Third Quarter	$0.33	$0.25

Fourth Quarter	$0.27	$0.15

Holders

As of March 31, 2013, there were 431 holders of record of our common stock.

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

 Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From October 1, 2012 through December 31, 2012, we issued 433,172 shares of our common stock valued at $108,293 for services rendered to the Company in 2012.

From October 1, 2012 through December 31, 2012, we issued warrants to purchase 573,618 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
50,400	$0.25
400,000	$0.35
18,750	$0.32
33,172	$0.25
26,191	$0.21
43,000	$0.20
2,105	$0.19

Stock Option Grants

From October 1, 2012 through December 31, 2012, we issued 605,000 options to purchase common stock exercisable at $0.25 to $0.35 per share to Board members and employees.

Options	Exercise Price Per Share
205,000	$0.25
400,000	$0.35

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

We transitioned from a development stage company to the operating stage during the last quarter of 2009. During the last three years, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

We believe that the key for increased Vytex NRL product acceptance is to focus on companies seeking solutions to production challenges or ways to differentiate their product offering. Vystar’s technical team has been successful in developing customized formulations to meet specific manufacturer needs. Some of these formulations will become new line extensions. Vystar is becoming less of a raw material provider and more of a technology innovator through its technical consultation and formulation activities.

In addition to this technology focus, we are determined to have the “made with Vytex” claim added to products made using various forms of Vytex NRL. To help drive this effort we’re focusing on products that benefit from Vytex NRL low non-rubber features. As part of this effort, we are working with a licensee to launch a line of foam core products used in various bedding products including pillows, mattresses and mattress toppers.

In order to bring a more predictable stream of revenue to Vystar to balance the lengthy sales cycles associated with Vytex, during 2012 management was searching for an acquisition target.

On September 13, 2012, we acquired SleepHealth, LLC (“SleepHealth”), a privately-held sleep diagnostics company headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to physician’s offices and specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. This strategic acquisition is expected to be mutually beneficial by providing each company with new expansion options. SleepHealth presents an indirect vertical integration opportunity as a potential channel for Vytex® NRL foam bedding products such as pillows, mattress toppers and mattresses. Additionally, SleepHealth provides Vystar with access into the healthcare market for future products made with Vytex NRL, such as gloves, cohesive bandages, etc. Vystar and its executive team bring to SleepHealth added expertise, management, marketing and capital resources needed for business expansion and revenue growth.

In the fourth quarter of 2012, Vystar and SleepHealth entered into two durable medical equipment (“DME”) service agreements to furnish DME to SleepHealth patients, adding a needed layer to overall patient care. This is the first step to offer a full service line for SleepHealth referrals with home sleep studies being evaluated as well. We expect these expansion projects will expand our business.

As a result of the acquisition, Vystar is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and DME business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Fair Value Inputs Related to Share-based and Other Equity Compensation

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2012 and 2011, allowances for doubtful accounts amounted to $33,745 for both years.

Fixed Asset Lives

We estimate the useful life of equipment and other fixed assets using judgment, conventions in the industries in which we operate, and research on resale values. We review equipment and fixed asset lives annually in our impairment analyses.

Impairment Analyses

We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the need to record an impairment charge.

Income Taxes

We account for income taxes using the assets and liability method.   This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.  We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us.  As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2012 and 2011.  We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  We had no material unrecognized tax benefits and related tax liabilities at December 31, 2012 and 2011. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year Ended December 31,
	2012			2011	$ change	% change
	Vystar	SleepHealth	Consolidated
Revenue, net	$240,004	$300,164	$540,168	$347,250	$192,918	55.6%
Cost of revenue	211,829	228,271	440,100	226,624	213,476	94.2%
Gross profit	28,175	71,893	100,068	120,626	(20,558)	(17.0)%

Operating Expenses
Sales and marketing	409,963	-	409,963	644,612	(234,649)	(36.4)%
General and administrative	1,489,393	176,525	1,665,918	1,886,863	(220,945)	(11.7)%
Research and development	36,969	-	36,969	68,426	(31,457)	(46.0)%
Impairment loss	-	87,000	87,000	-	87,000
Total operating expenses	1,936,325	263,525	2,199,850	2,599,901	(400,051)

Loss from operations	(1,908,150)	(191,632)	(2,099,782)	(2,479,275)	(379,494)	(15.3)%

Interest income	452	74	526	545	(19)	(4)%
Interest expense	(645,216)	(5,082)	(650,298)	(1,122,296)	(471,998)	(42)%
Other income	5,250	-	5,250	-	5,250	n/a

Net loss	$(2,547,664)	$(196,640)	$(2,744,304)	$(3,601,026)	(856,722)	(24)%

Basic and diluted loss per share	$(0.12)	$(0.01)	$(0.13)	$(0.23)	$0.10
Basic and diluted weighted average number of common shares outstanding	20,445,512	20,445,512	20,445,512	15,595,137

Vystar

Revenue was $240,004 in 2012 compared to $347,250 in 2011, a decrease of $107,246, due to changes in the way Vystar produces and sells Vytex NRL and fluctuations in the base commodity prices of natural rubber latex purchased for conversion to Vytex NRL and its specialty lots. The Vytex segment gross margin percentage was 11.7% in 2012, compared to 34.7% in 2011. In 2012, gross margins were negatively impacted by post-production latex market price reductions for deliverables under toll manufacturing sales agreements. Vystar is transitioning from a toll manufacturing model to a licensing model where cost of goods sold will be carried by the distributor licensing the technology to process Vytex NRL. In December, 2012 Vystar signed an addendum to its existing agreement with Centrotrade Deutschland to license Vytex NRL technology by securing the raw material, processing the Vytex NRL using dispersion kits, storing, shipping, billing, collecting and paying the licensing fee. As this agreement is fully implemented in 2013 we expect additional changes to Vytex NRL revenue.

For the years ended December 31, 2012 and 2011, total operating expenses were $1,936,325 and $2,599,901, respectively, for a decrease of $633,576 or 25.5%.

In 2012, $363,756 was recorded for share-based compensation as well as an additional $135,000 for amortization of deferred compensation.   This compares with $957,246 for share-based compensation and $71,836 for amortization of deferred compensation in 2011.  The deferred compensation expense in 2012 and 2011 represents the amortized fair value of stock and warrants issued for services to non-employees.  Share-based compensation charges to operations in 2012 and 2011 were primarily for stock options granted under our Stock Option Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of stock purchase warrants were also made to third parties for various services rendered and as additional compensation for financing agreements.   Amortization of deferred compensation is recorded in general and administrative expenses.   Share-based compensation expense is included in sales and marketing and general and administrative expenses.   For 2012, the amount of share-based compensation and deferred compensation included in sales and marketing was $146,356 and in general and administrative was $352,402.   For 2011, the amount of share-based compensation and deferred compensation included in sales and marketing was $152,532 and in general and administrative was $804,714.

For the years ended December 31, 2012 and 2011, sales and marketing expenses were $409,963 and $644,612, respectively.  The decrease of $234,649 is primarily due to decreased stock-based compensation due to the departure in 2011 of the full-time Executive Vice President of Sales and a reduction in public relations expenditures for 2012.  Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the years ended December 31, 2012 and 2011 general and administrative expenses were $1,489,393 and $1,886,863, respectively.  The decrease of $397,470 is primarily composed of decreases in non-cash stock-based compensation. The decreased compensation expense resulted from the resignation in August 2011 of the Company’s full time Chief Financial Officer who was replaced by a by a part time CFO). General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

 Other Income (Expense)

Other income (expense) for the year ended December 31, 2012, consisted of $5,702 of interest and other income, net of interest expense of $645,216, compared to 2011 interest income of $545 and interest expense of $1,122,296. The decrease of $477,080 in interest expense is primarily due to paying off a previous credit facility in June 2011.  Amortization of deferred financing costs connected with CMA Investments, LLC were $515,374 and $212,762 in 2012 and 2011, respectively. Amortization of deferred financing costs connected with the previous credit facility was $701,080 in 2011.

Sales Environment

The overall natural rubber markets remain in a state of flux as new plantations come on line in SE Asia in countries such as Vietnam, Cambodia, etc., and increases in production are noted in other countries such as Guatemala. Moves by certain countries to control pricing have succeeded in a few instances but just as often fail as manufacturers do not buy as far forward as the controlled pricing areas would like. Of keen interest is the improvement in non-latex gloves as synthetic glove makers have made great strides in perfecting their offerings. Gloves, as a segment, are the biggest segment of users of natural rubber latex. Vystar has focused on fewer segments of the marketplace as we see trends in areas that look to embrace the low non-rubber aspects of Vytex NRL such as adhesives, balloons, condoms, bandages, etc. Also, Vystar plans to launch a line of branded foam products during the fourth quarter of 2013 once regulatory tags have been received. Initial, non-scientific, market research points to a definite market for pure natural rubber latex foam products made with Vytex NRL.

SleepHealth performance and impairment

SleepHealth’s post acquisition performance has not met Vystar’s expectations. For the period from October 1, 2012 through April 30, 2013, revenue from sleep studies was below projections and $115,000 below the same period last year. There are a number of facts available to Vystar now regarding the valuation of SleepHealth.

Vystar originally based the valuation of SleepHealth on their 2010 and 2011 tax returns and the annualized results of the first six months of 2012 as presented by SleepHealth. At the time of the acquisition, the 2012 accounting had not been assembled by an outside CPA firm and SleepHealth’s 2010 and 2011 books and records required significant work to complete an independent audit. The audited financial statements for 2010 and 2011 actually showed net losses, contrary to what the 2010 and 2011 compilations and tax returns had shown.

At the acquisition date, SleepHealth was invoicing 25 accounts, 13 of which performed fewer than 10 studies per month. Utilization of the rooms available for testing was not ideal. A sleep technician can monitor two to three patients, depending on testing needs, but numerous single patient nights were performed. Increased room utilization and 2:1 patient to technician studies were included in the forward looking projections.

The contracted sleep study fee and SleepHealth’s hourly technician labor costs are the largest factors in determining whether an account is or has the potential to be profitable. SleepHealth requires two patient per night minimums to cover all of its costs and provide acceptable profits. Vystar has now instituted a two patient study per night minimum; has closed eight unprofitable accounts and is working with the remaining accounts to achieve the new goals that benefit both parties.

After the acquisition, Vystar discovered that prior collections efforts resulted in slow cash flow and an inability to timely meet key obligations.

Additionally, the sales pipeline was weaker than anticipated. Vystar has broadened its approach to securing that pipeline.

The number of studies performed at a location over the term of the contract is dependent on the physician’s specialty, size of the physician’s patient base, advertising or partnering with other physicians to grow the patient base, or other reasons outside our direct control. As a physician cycles through his/her patient base, the number of studies from that location can decline over the term of the contract without active management of the account. Vystar has introduced steps that implement active account management.

As a result of the above facts, the valuation of SleepHealth was revised.

The new valuation reduced physician relationships from $193,000 to $29,000; trade names from $29,000 to $19,000 and the non-compete agreement from $20,000 to zero. The reductions in these values were reclassified to goodwill. Vystar also reversed the $8,199 contingent consideration amount due the Seller.

Due to the performance factors detailed above, a goodwill write down of $87,000 was made effective December 31, 2012.

The sleep testing arena is undergoing a transition to Home Sleep Tests (HSTs) that are required by payors when certain co-morbidities are not present. SleepHealth has started working through physician offices to perform these tests and is currently evaluating a few different scenarios to expand into this business segment. In order to help the physicians manage the diagnosed patient, SleepHealth will also be tracking those patients for CPAP re-supply. Launching the new DME program to meet the needs of patients and physician offices is paramount for 2013.

Net Loss

As a result of the factors described above, the consolidated net loss decreased $856,722 to $2,744,304 for the year ended December 31, 2012 compared to $3,601,026 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred significant losses and experienced negative cash flow since inception.  At December 31, 2012, the Company had cash of approximately $91,919 and a deficit in working capital of $2,452,674.  For the year ended December 31, 2012, we had a net loss of $2,744,304 and the accumulated deficit amounted to approximately $20,405,547. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $1,579,839 for the year ended December 31, 2012 as compared to $1,333,011 for the year ended December 31, 2011.  During the year ended December 31, 2012, cash used in operations was primarily due to the net loss for the year of $ 2,744,304, net of non-cash related add-back of share-based compensation expense of $519,010.

Net cash used by investing activities was $108,424 during the year ended December 31, 2012, as compared to net cash used of $48,666 during the year ended December 31, 2011.  During the year ended December 31, 2012 $32,702 was used for the acquisition of SleepHealth, LLC as discussed in more detail in Note 3, $45,508 for patents and intellectual property, and $30,214 for equipment purchases. During the year ended December 31, 2011, cash used by investing activities was entirely for costs related to our patents and intellectual property.

Net cash provided by financing activities was $1,763,523 during the year ended December 31, 2012, as compared to cash provided of $1,115,711 during the year ended December 31, 2011.   In 2012, the cash provided was from an increase in the related party line of credit of $491,125 (as discussed in more detail in Note 6), equipment financing arrangements of $29,208, a related party promissory note of $100,000 (see Note 6), and the issuance of common stock of $1,196,799 offset by cash financing costs incurred of $42,750. In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $938,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289. The financing activities in 2011 represent the proceeds we received from the sale of common stock and the exercise of warrants.

As discussed in detail in Note 6, the CMA Note matures on April 29, 2013 and the Shareholder Notes mature on various dates beginning March 11 through May 31, 2013. We fully expect to be able to refinance, restructure, or extend these obligations but if we are unsuccessful, this will constitute defaults under the Agreements with CMA and the Shareholders holding the Shareholder Notes. Any actions by CMA and/or the Shareholders could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock. As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing SleepHealth facilities and opening of new facilities, increased revenue from Vytex division license fees, our credit facility, accounts receivable financing, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 17, Subsequent Events).

There can be no assurances that we will be able to achieve projected levels of revenue in 2013 and beyond.  If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2013, which could have a material adverse effect on our ability to achieve our business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments; rate at which we can open new SleepHealth facilities and the rate at which we are able to build a durable medical equipment business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit (Note 5) with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company are the members.   Proceeds under the line were drawn to pay off amounts owed under the Topping Lift Agreement and for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest and fees will be paid by an affiliate of a director of the Company, to CMA.  Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the CMA Note is April 29, 2013. The CMA Note is unsecured and no payments of principal are due until the second anniversary of the CMA Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

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

On November 2, 2012, the Board of Directors approved an increase in the line of credit from $1,000,000 to $1,500,000. As compensation to the CMA members, we issued warrants to purchase an additional 2,100,000 shares of the Company’s common stock at $0.35 per share. The closing price of the Company’s stock on November 2, 2013 was $0.21. The warrants vest 20% immediately and 16% upon each $100,000 draw above $1,000,000. Substantially all of the additional $500,000 had been drawn as of December 31, 2012 and vesting was completed. Accordingly, $143,726 was capitalized into deferred financing costs for the warrants in 2012. These costs will be amortized to interest expense over the remaining term of the CMA Note.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

Vystar Corporation

We have audited the accompanying consolidated balance sheets of Vystar Corporation (the “Company”) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of loss, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vystar Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
June 14, 2013

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$91,919	$16,659
Accounts receivable, net of allowance for uncollectible amount of $33,745 at December 31, 2012 and 2011, respectively	246,694	13,247
Inventory	3,449	41,239
Prepaid expenses	97,755	73,240
Other	5,357	5,859
TOTAL CURRENT ASSETS	445,174	150,244

PROPERTY AND EQUIPMENT, NET	220,554	1,113

OTHER ASSETS
Intangible assets, net	306,176	162,688
Deferred financing costs	218,845	530,297
Deposits	4,421	4,421

TOTAL ASSETS	$1,195,170	$848,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Related party line of credit	$1,429,875	$-
Bank line of credit	49,850	-
Accounts payable	472,296	428,521
Accrued compensation	70,133	26,905
Accrued expenses	214,939	124,320
Shareholder notes payable	518,320	-
Current portion of long term debt	142,435	-
TOTAL CURRENT LIABILITIES	2,897,848	579,746

Shareholder notes payable		489,040
Related party line of credit	-	938,750
Long term debt, net of current portion	42,287	-
TOTAL LIABILITIES	2,940,135	2,007,536

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 23,020,518 and 16,407,201 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,302	1,641
Additional paid-in capital	18,733,280	16,590,829
Deferred compensation	(75,000)	(90,000)
Accumulated deficit	(20,405,547)	(17,661,243)
TOTAL STOCKHOLDERS' DEFICIT	(1,744,965)	(1,158,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,195,170	$848,763

The accompanying notes are an integral part of these financial statements.

VYSTAR CORORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the years ended December 31,
	2012	2011

REVENUE	$540,168	$347,250

COST OF REVENUE	440,100	226,624
Gross Margin	100,068	120,626

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $146,356 and $152,232 in 2012 and 2011, respectively	409,963	644,612
General and administrative, including non-cash share-based compensation of $352,402 and $876,550 in 2012 and 2011, respectively	1,665,918	1,886,863
Research and development	36,969	68,426
Goodwill impairment	87,000	-
Total Operating Expenses	2,199,850	2,599,901

LOSS FROM OPERATIONS	(2,099,782)	(2,479,275)

OTHER INCOME (EXPENSE)
Interest income	526	545
Other income	5,250	-
Interest expense	(650,298)	(1,122,296)

NET LOSS	$(2,744,304)	$(3,601,026)

Basic and Diluted Loss per Share	$(0.13)	$(0.23)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	20,445,512	15,595,137

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Ending Balance, December 31, 2010	15,417,524	$1,542	$14,192,551	$(11,836)	$(14,060,217)	$122,040

Common stock issued for exercise of warrants	82,500	8	41,242	-	-	41,250

Common stock issued for services to be rendered, valued at $0.27 per share	546,329	55	149,945	(150,000)	-	-

Common stock issued for services already rendered, valued between $0.08 and $0.49 per share	360,848	36	63,804	-	-	63,840

Share-based compensation to employees	-	-	447,211	-	-	447,211

Share-based compensation to employees resulting from modification of the exercise price of grants made in prior periods	-	-	373,668	-	-	373,668

Share-based payments for services vested in 2011	-	-	146,472	-	-	146,472

Share-based payments associated with financing agreements	-	-	1,117,362	-	-	1,117,362

Warrants issued and beneficial conversion feature associated with shareholder notes	-	-	58,574	-	-	58,574

Amortization of deferred compensation	-	-	-	71,836	-	71,836

Net loss	-	-	-	-	(3,601,026)	(3,601,026)

Ending Balance, December 31, 2011	16,407,201	1,641	16,590,829	(90,000)	(17,661,243)	(1,158,773)

Common stock issued in private placement valued at $0.25 per share net of issuance costs of $42,750 and 148,000 shares of common stock valued at $48,390 and warrants valued at $8,934.	5,037,600	504	1,179,145	-	-	1,179,649

Common stock issued for exercise of warrants, valued between $0.25 and $0.27 per share.	67,000	7	17,143	-	-	17,150

Common stock issued for acquisition of SleepHealth, valued at $0.27 per share.	636,098	64	171,683	-	-	171,747

Common stock issued for services already rendered, valued between $0.20 and $0.34 per share.	72,619	7	20,205	-	-	20,212

Common stock issued for services to be rendered, valued at $0.30 per share.	400,000	40	119,960	(120,000)	-	-

Common stock issued upon conversion of promissory note, valued at $0.25 per share.	400,000	40	99,960	-	-	100,000

Share-based compensation issued for services already rendered-warrants.	-	-	62,649	-	-	62,649

Share-based compensation to employees-options.	-	-	301,108	-	-	301,108

Warrants issued for increase in CMA line of credit.	-	-	143,726	-	-	143,726

Warrants issued in conjunction with promissory note.	-	-	26,870	-	-	26,870

Amortization of deferred compensation	-	-	-	135,000	-	135,000

Net loss	-	-	-	-	(2,744,304)	(2,744,304)

Ending Balance, December 31, 2012	23,020,518	$2,302	$18,733,280	$(75,000)	$(20,405,547)	$(1,744,965)

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,744,304)	$(3,601,026)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	519,010	1,165,539
Allowance for uncollectible accounts receivable	-	33,745
Depreciation	22,408	1,509
Amortization of intangible assets	18,015	-
Goodwill impairment	87,000	-
Amortization of deferred financing costs	521,290	947,694
(Increase) decrease in assets
Accounts receivable	21,038	(15,285)
Inventory	37,790	148,029
Prepaid expenses	(22,515)	24,156
Other	(569)	49,039
Increase (decrease) in liabilities
Accounts payable	23,342	218,415
Accrued compensation and expenses	(62,344)	(304,826)

Net cash used in operating activities	(1,579,839)	(1,333,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to complete business combination, net of cash received of $21,032	(32,702)	-
Cost of equipment	(30,214)	-
Cost of patents	(45,508)	(48,666)

Net cash used in investing activities	(108,424)	(48,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	1,196,799	41,250
Proceeds from related party line of credit	491,125	938,750
Proceeds from related party promissory note	100,000	-
Proceeds from shareholder notes payable	-	525,000
Payments of notes payable	(43,609)	-
Proceeds from equipment loans	29,208	-
Deferred financing costs	(10,000)	(389,289)

Net cash provided by financing activities	1,763,523	1,115,711

NET INCREASE (DECREASE) IN CASH	75,260	(265,966)

CASH - BEGINNING OF YEAR	16,659	282,625

CASH - END OF YEAR	$91,919	$16,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock purchase warrants issued in connection with line of credit	$143,726	$1,054,850
Shareholder notes payable discount associated with beneficial conversion feature	-	29,287
Warrants issued in conjunction with shareholder notes payable	-	29,287
Common stock issued upon conversion of related party promissory note	100,000	-
Warrants issued in conjunction with related party promissory note	26,870	-

CASH PAID DURING THE PERIOD FOR
Interest	$73,344	$4,001

Amount
CASH PAID FOR BUSINESS COMBINATION (see Note 3)
Working capital	$60,731
Equipment and furnishings	210,564
Intangible assets	48,000
Goodwill	154,995
Total assets acquired	474,290
Less: long-term debt assumed	(165,075)
Less: line of credit assumed	(50,000)
Less: promissory note issued to Seller	(33,735)
Less: common stock issued to Seller	(171,746)
Cash paid to acquire SleepHealth	53,734
Less: cash acquired in acquisition	(21,032)
Net cash used in business combination	$32,702

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). Our patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others.

In addition, on September 13, 2012, we acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina.

As a result of the acquisition, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 17, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Vystar and SleepHealth. All intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, and fair values of share-based compensation and other equity issuances.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivable.  Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While we monitor cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts.  Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  As of December 31, 2012 and 2011, we have provided for uncollectible amounts through a charge to earnings of $33,745, respectively.  We grant credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Vytex Division customers are located in both the United States and internationally. The SleepHealth Division customer base is located in three southeastern states: Georgia, North Carolina and South Carolina.

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

Intangible Assets

Patents represent legal and other fees associated with the registration of patents.  The Company has four issued patents with the United States Patent and Trade Office (USPTO) as well as four issued international PCT (Patent Cooperation Treaty) patents.  Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically 20 years.

The Company has trademark protection for “Vystar”, “Vytex”, and “Created by Nature.  Recreated by Science.” Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized.  Instead, they are evaluated annually for impairment.

The Company acquired the trade name, SleepHealth. Trade names are carried at cost and are being amortized on a straight-line basis over a period of five years.

The Company acquired various physician relationships. Physician relationships are carried at cost and are being amortized on a straight-line basis over a period of three years.

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

Goodwill Impairment

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the need to record an impairment charge.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2012 and 2011 approximate market interest rates for the respective borrowings .

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

Income Taxes

The Company follows the asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences or carryforwards are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. As of December 31, 2012, our accumulated net operating loss was approximately $13,300,000.

In accordance with GAAP, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  There were no material unrecognized tax benefits and related tax liabilities at December 31, 2012 and 2011. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

Loss Per Share

The Company presents basic and diluted loss per share.  Because the Company reported a net loss in 2012 and 2011, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 6,867,500 shares and 6,487,500 shares of common stock for 2012 and 2011, respectively, as their effect would be anti-dilutive.  Warrants to purchase 12,857,926 shares and 7,369,957 shares of common stock for 2012 and 2011, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue

The Vytex segment derives revenue from sales of or license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products.  Under both the direct and licensing agreement sales, the Vytex segment recognizes revenue at the time product is shipped and title passes to the customer. Revenue is recognized when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.

The SleepHealth segment bills its physician base of customers at the end of each month for services provided in that month and is not dependent on the physician collecting from insurance providers or from the patients. The SleepHealth segment recognizes revenue each month for sleep diagnostic services as services are provided.

Cost of Revenue

For the Vytex segment, cost of revenue consists primarily of product and freight costs. For the SleepHealth segment, cost of revenue consists primarily of sleep technician labor costs.

Research and Development

Research and development costs are expensed when incurred.  Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred significant losses and experienced negative cash flow since inception.  At December 31, 2012, the Company had cash of $91,919 and a deficit in working capital of $2,452,673.  For the year ended December 31, 2012, we had a net loss of $2,744,304 and the accumulated deficit amounted to approximately $20,405,547. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $1,579,839 for the year ended December 31, 2012 as compared to $1,333,011 for the year ended December 31, 2011.  During the year ended December 31, 2012, cash used in operations was primarily due to the net loss for the year of $2,744,304, net of non-cash related add-back of share-based compensation expense of $519,010.

Net cash used by investing activities was $108,424 during the year ended December 31, 2012, as compared to net cash used of $48,666 during the year ended December 31, 2011.  During the year ended December 31, 2012 cash used by investing activities was primarily for the acquisition of SleepHealth, LLC (as discussed in more detail in Note 3), equipment purchases, and patent costs. During the year ended December 31, 2011, cash used by investing activities was entirely for costs related to our patents and intellectual property.

Net cash provided by financing activities was $1,763,523 during the year ended December 31, 2012, as compared to cash provided of $1,115,711 during the year ended December 31, 2011.   In 2012, the cash provided was from an increase in the related party line of credit of $491,125 (as discussed in more detail in Note 6), equipment financing arrangements of $29,208, a related party promissory note of $100,000 (see Note 6), and the issuance of common stock of $1,196,799 offset by cash financing costs incurred of $42,750. In 2011, the cash provided was from the issuance of notes payable of $525,000, proceeds from the related party line of credit of $938,750, and issuance of common stock from the exercise of warrants of $41,250 offset by financing costs incurred of $389,289. The financing activities in 2011 represent the proceeds we received from the sale of common stock and the exercise of warrants.

As discussed in detail in Note 6, the CMA Note matures on April 29, 2013 and the Shareholder Notes mature on various dates beginning March 11 through May 31, 2013. We fully expect to be able to refinance, restructure, or extend these obligations but if we are unsuccessful, this will constitute defaults under the Agreements with CMA and the Shareholders holding the Shareholder Notes. Any actions by CMA and/or the Shareholders could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock. As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing SleepHealth facilities and opening of new facilities, increased revenue from Vytex division license fees, our credit facility, accounts receivable financing, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments; rate at which we can open new SleepHealth facilities and the rate at which we are able to build a Durable Medical Equipment (“DME”) business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2013 and beyond.  If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2013, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 3 – ACQUISITION OF SLEEPHEALTH, LLC

On September 13, 2012, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “ Agreement ”) with Mary Ailene Miller (“ Seller ”), the sole member of SleepHealth, LLC, a Georgia limited liability company (“ SleepHealth ”) to purchase all outstanding membership and ownership interests of SleepHealth, and on the same date completed such purchase (the “ Purchase ”). This strategic acquisition was expected to be mutually beneficial by providing each company with new expansion options. SleepHealth presented an indirect vertical integration opportunity as a potential channel for Vytex® NRL foam bedding products such as pillows, mattress toppers and mattresses. Additionally, SleepHealth provides Vystar with access into the healthcare market for future products made with Vytex NRL, such as gloves, cohesive bandages, etc. Vystar and its executive team bring to SleepHealth added expertise, management, marketing and capital resources needed for business expansion and revenue growth. Pursuant to the Agreement, the Company:

(a) Delivered $53,734 cash to Seller;

(b) Issued a promissory note to Seller in the principal amount of $33,735 payable in twelve (12) equal monthly payments together with interest at an annual rate of five percent (5%);

(c) Issued 636,098 shares of Vystar common stock to Seller.

In addition, the Company agreed to pay an additional $40,993 (the “ Adjustment Amount ”), one-half in cash and one-half in shares of Vystar common stock, in the event that SleepHealth’s EBITDA (earnings before interest, taxes, depreciation and amortization) for the year ended December 31, 2012, was equal to or greater than $129,140. The estimate of the fair value of the contingent consideration was zero as of September 13, 2012.

At closing, the Company and Seller entered into a two year consulting agreement pursuant to which the Seller will provide ongoing services to the Company and SleepHealth as an independent contractor with compensation of $10,000 monthly.

The actual purchase price was based on cash paid, debt issued to the Seller, and the value of our stock ($0.27 per share) on the date of the acquisition. The actual purchase price was allocated as follows:

Amount
Value of 636,098 shares issued at $0.27 per share	$171,746
Cash paid at closing	53,734
Promissory note payable	33,735
Total consideration	$259,215

Assets purchased:
Tangible assets:
Working capital	$60,731
Fixed assets and equipment	210,564
$271,295
Intangible assets:
Physician relationships	$29,000
Trade name	19,000
$48,000
Goodwill	154,995
Total assets purchased	$474,290
Less: debt assumed	(215,075)
Net assets acquired	$259,215

Working capital purchased in the acquisition was composed of the following:

Amount
Cash	$21,032
Accounts receivable	254,485
Prepaids and other assets	2,000
Accounts payable and accrued expenses	$(216,786)
Working capital	$60,731

The acquisition was accounted for as a business combination as defined by FASB Topic 805 – Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on respective fair value. As of the date of this filing, the purchase price allocation has not been finalized, and is subject to change.

The values assigned to the finite-lived intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset:
Physician relationships	3.0
Trade name	5.0

Goodwill was determined using the residual method and represents the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.

The following unaudited pro-forma financial information presents the consolidated results of operations as if the acquisition of SleepHealth, LLC had occurred on January 1, 2011. The pro-forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

Pro-forma information for the years ended December 31, 2012 and 2011 was as follows:

	Years ended December 31,
	2012	2011
Revenue	$1,364,300	$1,617,829
Cost of revenue	1,012,859	1,196,615
Gross profit	$351,441	$421,214

Operating expenses:
Sales and marketing	409,963	644,612
General and administrative	1,982,267	2,163,451
Research and development	36,969	68,426
Consulting fees	120,000	120,000
Amortization of purchased intangibles	13,464	13,464
Depreciation adjustment	5,806	16,569
Loss from operations	2,568,469	3,026,522

Other expense, net	665,179	1,149,447
Net loss	$(2,882,208)	$(3,754,754)

Loss per share	$(0.14)	$(0.23)

The 2012 supplemental pro forma earnings were adjusted to exclude $5,577 of acquisition-related legal costs. The 2012 and 2011 supplemental pro forma earnings were adjusted to include $13,464 of amortization costs related to $48,000 in recorded intangible assets. Depreciation adjustments of $5,806 for 2012 and $16,569 for 2011 are included. Interest expense of $1,687 on the 12-month note payable was included in other expenses for 2011. Consulting fees of $120,000 are included for both years. The shares outstanding used in calculating the loss per share for 2012 and 2011 was adjusted to include the 636,098 shares issued as part of the purchase price assuming they had been issued on January 1, 2011. Vystar originally based the valuation of SleepHealth on their 2010 and 2011 tax returns and the annualized results of the first six months of 2012 as presented by SleepHealth. At the time of the acquisition, audited SleepHealth financials were unavailable. Upon audit, financial statements for 2010 and 2011 actually showed net losses, contrary to what the 2010 and 2011 compilations and tax returns had shown.

In addition, as a result of the SleepHealth audit and the segment not meeting projections, we requested an updated valuation of the segment. The new valuation reduced physician relationships from $193,000 to $29,000; trade name from $29,000 to $19,000 and the non-compete agreement from $20,000 to zero. The reductions in these values were reclassified to goodwill. As a result of the substantive changes to the projected future results of the SleepHealth segment, management determined there to be a triggering event and accordingly completed an evaluation of the carrying value of goodwill. This evaluation resulted in an impairment to goodwill of $87,000, leaving the goodwill balance at $68,000 as of December 31, 2012.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011

Furniture, fixtures and equipment	$280,627	$38,778
Accumulated depreciation	(60,073)	(37,665)

	$220,554	$1,113

Depreciation expense for the years ended December 31, 2012 and 2011 was $22,408 and $1,509, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2012	2011

Physicians relationships	$29,000	$-
Patents	230,516	185,008
Goodwill (not amortizable)	67,995	-
Trademarks & trade name	28,072	9,072
Subtotal	355,583	194,080
Accumulated amortization	(49,407)	(31,392)

Intangible assets, net	$306,176	$162,688

Amortization expense for the years ended December 31, 2012 and 2011 was $18,015 and $11,238, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2013	2014	2015	2016	2017	Thereafter
Physicians relationships	$9,667	$9,667	$6,768	$-	$-	$-
Patents & trade name	20,813	20,813	20,813	20,813	19,673	109,154

	$30,480	$30,480	$27,581	$20,813	$19,673	$109,154

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), an unsecured line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the original terms of the CMA Note, the Company could draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% per annum (5.5% at December 31, 2012), on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2012 was 5.51%. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. From June through December 2011, we issued 110,848 shares of common stock valued at $43,839 for interest and fees related to the CMA Note and in January and February 2012, we issued 28,138 shares of common stock valued at $9,005 for interest for the related party CMA Note. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The maturity date of the CMA Note is April 29, 2013.

Other terms of the CMA Note include:

•	No payments of principal are due until the second anniversary of the CMA Note, at which time all outstanding principal is due and payable; and
•	As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vested 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the CMA Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized to interest expense over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000.  As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $515,374 and $212,762 for the years ended December 31, 2012 and 2011, respectively.

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of December 31, 2012 was 4.35%), and (iii) is payable upon demand. As of December 31, 2012 the balance under the line of credit was $49,850.

Related Party Notes Payable

On October 9, 2012, the Company issued to a related party a convertible promissory note in the amount of $100,000 together with warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.35 per share exercisable at any time through September 30, 2017. The Note was (i) unsecured, (ii) bore interest at a rate of zero percent (0%) per annum , and (iii) is convertible into shares of the Company’s common stock at the conversion rate of $0.25 of principal and interest for each such share.  No payments of interest or principal were payable until October 31, 2012, at which time the note was converted to common stock.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	2012	2011
Shareholder notes payable	$525,000	$525,000
Discount associated with warrant issuances	(6,680)	(35,960)
Total long-term debt	$518,320	$489,040

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at the conversion rate of $0.68 of principal and interest for each such share.  No payments of interest or principal are payable until March 11, 2013.

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate of $0.49 of principal and interest for each such share. No payments of interest or principal are payable until May 31, 2013.

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with these transactions, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58% per annum.

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

Long-Term Debt

The following table summarizes long-term debt as of December 31, 2012:

Amount
Note payable to former business partner of SleepHealth; original principal $108,000; imputed interest at 6% per annum, to be paid in monthly installments of $3,500 through December 2013	$38,970

Note payable to former business partner of SleepHealth; original principal $53,000; imputed interest at 6% per annum, to be paid in monthly installments of $1,000 through August 2013	7,784

Equipment loans totaling $143,273; bearing interest in the range of 11.7% to 12.3% per annum; to be paid in monthly installments from $349 to $981 per month; payoff dates between 2013 and 2016; secured by related equipment	64,047

Notes payable to Seller	68,105

Other	5,816
Subtotal	184,722
Less: current portion	142,435
Total long-term debt	$42,287

NOTE 7 – COMMITMENTS

Operating Leases

The Company is obligated under operating leases for its corporate office expiring in January 2014 and office equipment expiring in April 2016.

Aggregate minimum future lease payments are as follows:

Year Ending
December 31	Amount
2013	$58,044
2014	8,434
2015	3,727
2016	1,553
Total	$71,758

Rent expense approximating $56,000 and $52,000 is included in general and administrative expense for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 8 – INCOME TAXES

Differences between the income tax benefit for 2012 and 2011 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

F-14

	2012	2011
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Non-deductible expenses	8.8	15.1
Valuation allowance	29.2	22.9
	-%	-%

Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,055,000	$4,418,000
Share-based compensation	1,202,000	1,145,000
Other	141,000	52,000
	6,398,000	5,615,000

Valuation allowance	(6,398,000)	(5,615,000)
Net deferred tax asset	$-	$-

The change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $783,000 and $1,110,000, respectively.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $13,300,000 expiring during the years December 31, 2024 through 2032. This amount can be used to offset future taxable income of the Company.

The tax years 2009 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject.  Additionally, upon inclusion of the NOL carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

NOTE 9 – DEFERRED COMPENSATION

Deferred compensation, which represents the unamortized fair value of the issuance of warrants and common stock for future services to non-employees, was as follows as of December 31:

	2012	2011
Warrants	$1,549,209	$1,549,209
Stock	911,500	791,500
Accumulated amortization	(2,385,709)	(2,250,709)
	$75,000	$90,000

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock and Warrants

In November 2011, we issued 546,329 shares of common stock valued at $150,000 under an agreement for professional services to be provided over a period of five months. The amortization of deferred compensation expense for the years ended December 31, 2012 and 2011 related to these shares was $90,000 and $60,000, respectively.

During the three month period ended March 31, 2011, we recorded an additional $11,836 in amortization of deferred compensation expense related to 2010 common stock and warrants issuances for services.

On December 16, 2011, we began a new private placement offering to sell up to 4,000,000 shares of common stock. Under the terms of the offering, the Company offered to sell up to 4,000,000 shares of common stock at $0.25 per share. During the first and second quarter of 2012, we received $647,400 and issued 2,589,600 shares of common stock under this offering.

On May 4, 2012, we commenced a new private placement offering to sell up to 3,000,000 shares of common stock. This offering was increased to a maximum of 4,900,000 shares of common stock on August 29, 2012. Under the terms of the offering, we offered to sell up to 4,900,000 shares of common stock at $0.25 per share with one stock purchase warrant exercisable at $0.35 per share for every one share purchased. During the second and third quarters of 2012, we received $482,750 and issued 1,900,000 shares of common stock and warrants to purchase an additional 1,900,000 shares of common stock. Aggregate commissions paid or issued to our placement agent were (1) $42,750 cash, (2) 133,000 shares of common stock valued at $43,890, and (3) warrants to purchase 152,000 shares of common stock at $0.35 per share, valued at $8,934. In June 2012, we sold 400,000 shares of common stock to an existing shareholder under the same terms as the private placement offering, receiving $100,000 and issuing 400,000 shares of common stock and warrants to purchase an additional 400,000 shares of common stock at $0.35 per share. At the same time, we issued 15,000 shares of common stock valued at $4,500 as reimbursement for expenses incurred for purposes of raising capital.

In January 2012, we issued 11,209 shares of common stock valued at $2,914 as reimbursement for expenses incurred.

During August 2012, we issued 400,000 shares of common stock valued at $120,000 under an agreement for professional services to be provided over a period of one year. The amortization of deferred compensation expense related to these shares for the year ended December 31, 2012 was $35,000.

In September 2012, we issued 636,098 shares of common stock valued at $171,746 in connection with the acquisition of SleepHealth, LLC (see Note 3, the Acquisition of SleepHealth).

In November 2012, we issued 400,000 shares of common stock and 400,000 warrants to purchase common stock valued at $26,870, exercisable at $0.35 per share, in order to convert a $100,000 promissory note.

In December, 2012, the Company issued 33,172 shares of common stock valued at $8,293 as reimbursement for expenses incurred on behalf of the Company.

During the year ended December 31, 2012, we issued 67,000 shares of common stock for the exercise of warrants for proceeds of $17,143.

NOTE 11 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

We used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2012 and 2011.  The following assumptions were used:

•	Expected Dividend Yield – because we do not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – because trading in our stock began in 2009, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 31.42% - 32.58% during 2011 and through the third quarter of 2012. During the fourth quarter of 2012 we began to utilize our own trading activity to determine expected volatility which was calculated to be 53.85% ;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 0.28 – 1.10%; and
•	Expected Life of Awards – because we have minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

On March 14, 2011, the Company’s Board of Directors approved modifying the exercise price for 5,787,500 compensatory stock options and 425,282 compensatory stock purchase warrants previously issued to the Company’s employees and directors to $0.68 per share, which was the closing price of the Company’s common stock on that date.   As a result of this modification, we recorded non-cash stock compensation expense on March 14, 2011 of approximately $425,000. Additionally on March 14, 2011, the Company’s Board of Directors approved the issuance of 1,150,000 stock options to certain employees.  These new options were granted at the closing market price, $0.68, of the Company’s common stock on the date of issuance and have a 10 year term.  Vesting is immediate for 150,000 options and in equal increments on March 14, 2012; 2013; and 2014 for 1,000,000 of the options.

In total, the Company recorded $301,108 and $923,737 for the years ended December 31, 2012 and 2011, respectively, of share-based compensation expense related to employee and  board members stock options.    As of December 31, 2012, approximately $475,434 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 2 years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services.  At December 31, 2012, there were 2,907,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2012	2011
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	53.85%	37.61%
Risk-Free Interest Rate	.97%	2.59%
Expected Life of Stock Awards – Years	6.5	6
Weighted Average Fair Value at Grant Date	$0.13	$0.29

The following tables summarize all stock option activity of the Company for the years ended December 31, 2012 and 2011:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2010	5,987,000	$1.33

Granted	1,200,000	$0.67

Forfeited	(700,000)	$0.67

Outstanding, December 31, 2011	6,487,500	$0.80

Granted	605,000	$0.09

Forfeited	(225,000)	$0.02

Outstanding, December 31, 2012	6,867,500	$0.66

Exercisable, December 31, 2012	5,201,667	$0.66

	Number of	Weighted Average Remaining	Range of
	Shares	Contractual Life (Years)	Exercise Prices

Outstanding, December 31, 2011	6,487,500	6.03	$0.55 - $1.50

Granted	605,000	9.8	$0.25 – $0.35

Forfeited	(225,000)		$0.68 – $0.68

Outstanding, December 31, 2012	6,867,500	6.0	$0.25 - $1.50

Exercisable, December 31, 2012	5,201,667	5.29	$0.25 - $1.50

As of December 31, 2012, there is no aggregate intrinsic value of outstanding stock options as the closing price of the Company’s common stock on the last trading day of the year was below the exercise price of all outstanding stock options.   The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted in 2012 and 2011:

	2012	2011
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	45.30%	38.68%
Risk-Free Interest Rate	.73%	1.48%
Expected Life of Awards, Years	4.6	4.8

The following table represents the Company’s warrant activity for the years ended December 31, 2012 and 2011:

		Weighted Average		Weighted Average Remaining
	Number of Warrants	Grant Date Fair Value	Weighted Average Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2010	1,727,920		$1.64	3.86

Issued in financing transactions	5,156,425	$0.21	$0.26
Granted	758,692	$0.11	$0.29
Exercised	(82,500)		$0.50
Expired	(190,580)		$2.12

Outstanding, December 31, 2011	7,369,957		$0.48	7.89

Issued for CMA Note increase & conversion of Promissory Note	2,500,000	$0.35	$0.35
Issued in financing transactions	2,300,000	$0.25	$0.25
Granted	905,144	$0.30	$0.30
Exercised	(67,000)		$0.26
Expired	(150,175)		$0.51

Outstanding, December 31, 2012	12,857,926		$.35	5.64

Exercisable, December 31, 2012	12,807,926		$.35	5.64

We granted 905,144 warrants for services during 2012 at exercise prices ranging from $0.19 to $0.35 per share, exercisable over ten years, and 2,300,000 warrants with private placement financing transactions and 2,500,000 warrants in connection with debt financing (Note 6), exercisable over five years.  All of the warrant issuances vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value of warrants totaling $242,179 was recorded in 2012 when vesting occurred.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis.  Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched.  Company contributions under the plan were approximately $13,000 for both December 31, 2012 and 2011.

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

Vytex Division:

During 2012, the Vytex Division had product revenue from six major customers, which comprised 21%, 17%, 17%, 13%, 12% and 12% of total Vytex revenue.  We had $20,395 in accounts receivable from one major customer at December 31, 2012.  During 2012, we had purchases from four major vendors, which comprised 30%, 25%, 16% and 11% of cost of revenue.   No amounts were owed to major vendors at December 31, 2012.

During 2012, international revenue was approximately 65% and domestic revenue was approximately 35% of total revenue.

During 2011, the Vytex Division’s product revenue was from four major customers, which comprised 23%, 16%, 15%, and 10% of total revenue.  We had accounts receivable of $6,561 at December 31, 2011 from the major customer comprising 10% of the Company’s total revenue.  During 2011, cost of revenue was from three major vendors, which comprised 39%, 36% and 20% of total cost of revenue.  Accounts payable owed to the three major vendors were $24,873, $30,896, and $32,850, respectively, at December 31, 2011.

During 2011, the Company’s revenue were approximately 56% and 44% to customers in the United States and outside of the United States, respectively.

Sleephealth Division:

During 2012, the SleepHealth Division had service revenue from two major customers, which comprised 11% and 10% of total revenue.  We had accounts receivable from these customers in the amount of $17,350 and $46,448 at December 31, 2012.  Our cost of revenue is primarily technician’s wages and salaries and no individual earnings constitute 10% of cost of sales.

 During 2012, 100% of SleepHealth revenue was earned in the southeastern United States.

NOTE 15 – RISKS AND UNCERTAINTIES

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

NOTE 16 – SEGMENT INFORMATION AND GEOGRAPHIC DATA

Our operating segments are the Vytex Division and the SleepHealth Division. These segments have distinct lines of business, service or distribution methods, separate financial information and are regularly reviewed by management.

During the greater part of 2012, our Vytex segment sold or patented natural rubber latex in toll manufacturing arrangements. Vystar is transitioning from a toll manufacturing model to a licensing model where cost of goods sold will be carried by the distributor licensing the technology to process Vytex NRL. In December, 2012 Vystar signed an addendum to its existing agreement with Centrotrade Deutschland to license Vytex NRL technology by securing the raw material, processing the Vytex NRL using dispersion kits, storing, shipping, billing, collecting and paying the licensing fee. Vytex segment revenue can be derived from anywhere in the world.

We acquired SleepHealth on September 13, 2012. SleepHealth provides sleep lab management services to physician offices and multi-specialty clinics in the states of Georgia, North Carolina and South Carolina. This line of business is expected to continue to serve customers in the southeastern United States for the foreseeable future.

Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments.

The following sets forth key financial information for our segments:

	Vytex	SleepHealth	Total
Revenue	$240,004	$300,164	$540,168

Operating Loss	(1,908,150)	(191,632)	(2,099,782)

Interest Expense	(645,216)	(5,082)	(650,298)

Depreciation	(975)	(21,433)	(22,408)

Amortization	(13,976)	(4,039)	(18,015)

Impairment Loss	-	(87,000)	(87,000

Non-cash share-based compensation	(519,010)	-	(519,010)

Non cash interest expense	(521,290)	-	(521,290)

Net loss	(2,547,664)	(196,640)	(2,744,304)

Capital expenditures	(1,006)	(29,208)	(30,214)

Total assets	$626,783	$568,387	$1,195,170

NOTE 17 – SUBSEQUENT EVENTS

On March 7, 2013, we entered into a Financing Agreement with Summit Financial Resources, L.P. This is an accounts receivable financing agreement entered into to provide working capital. The maximum credit line is $250,000 and the interest rate is the Wall Street Journal prime rate plus 1.25%, in addition to collateral management fees of 0.4% for each 15 day period that an invoice remains outstanding.

On March 11, 2013, seven of ten shareholder promissory notes matured and the remaining three mature during May of 2013 and we are having ongoing negotiations with each of the holders of the promissory notes.

On April 29, 2013 the CMA Note was extended for one year.

On May 2, 2013, we amended our Articles of Incorporation and designated 200,000 of the company’s authorized preferred shares as 10% Series A Cumulative Convertible Preferred Stock and commenced a new private placement offering to sell up to 200,000 shares of convertible preferred stock. Under the terms of the offering, we offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and is convertible at a conversion price of $0.075 per common share at the option of the holder after a six month holding period, and allows for up to 5% of the shares to be converted to common stock each month. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Vystar is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal accounting and financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm that permit us to provide only management’s report in this annual report because we are not an accelerated filer.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of June 8, 2013. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since
William R. Doyle	Mr. Doyle, the Chairman of the Board, President and Chief Executive Officer, joined Vystar in 2004 as Vice President Sales & Marketing. He became President and Chief Operating Officer in December 2005. He became Chairman of the Board, President and Chief Executive Officer of Vystar in March 2008. Prior to that, Mr. Doyle served as Vice President of Marketing, Women’s Health, for Matria Healthcare, Inc., a disease management company, from 1999 to 2004. Mr. Doyle spearheaded the initial branding efforts at Matria as well as held responsibility for sales development, training, public relations, and marketing. He has worked in many aspects of healthcare industry for over twenty years encompassing manufacturing, sales, marketing and advertising. In addition to Matria, he has experience with such companies as Isolyser Company, Inc., McGaw, Inc., Lederle Laboratories (now Wyeth), and in an advertising capacity for Novartis Ophthalmics. Mr. Doyle is a member of the Board of Directors of the Georgia Chapter of the March of Dimes. He holds a Bachelor of Science in Biochemistry from Penn State University and Master of Business Administration from Pepperdine University.	55	2005

J. Douglas Craft	Since 1983, Mr. Craft has been the founder and chief executive officer of Atlanta-based Medicraft Inc., one of the largest independent distributors for Medtronic Spinal Products worldwide. Mr. Craft has more than 28 years experience in the medical device arena and holds a biomedical engineering degree from Mississippi State University.	51	2006

Joseph C. Allegra, M.D.	Dr. Allegra was previously a member of Vystar’s Board from April 2008 to June 2009, and rejoined Vystar’s Board in September 2009. Dr. Allegra is the founder/owner of various limited liability companies in the Atlanta area including Diamond II Investments, Oncology Molecular Imaging, and Kids’ Time Pediatrics. He is also the owner of Cyberlogistics, Inc and is a partner with the Seraph Group. Dr. Allegra has held various professorships and chairmanships as a practicing oncologist. He has an undergraduate degree in Chemistry from Temple University and obtained his MD from the Milton S. Hershey Medical Center of the Pennsylvania State University.	64	2009

Mitsy Y. Mangum	From July 2009 to present, Ms. Mangum has been Vice President, Investments, WMS, RPC at MidSouth Capital, Inc., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	49	2008

W. Dean Waters	Mr. Waters, has served as a member of the Board of Directors since 2008 and accepted the role as Chief Financial Officer of Vystar in April of 2013. Prior to accepting the role of CFO, Mr. Waters was the Founder and Managing Director of FiveFold Capital, a company focused on the capital needs of community banks. Prior to FiveFold Capital, he was Senior Vice President in Commerce Street Capital’s Bank Development Group managing both initial and secondary community bank capital offerings. Mr. Waters founded and was Managing Partner of Poseidon Capital Investments, LLC and was Director of Equity and Debt Syndications at Global Capital Finance. He was Senior Vice President, Director and one of the founding members of the Capital Markets Group within GMAC Commercial Finance’s Equipment Finance Division. Mr. Waters began his finance career at NationsBank, predecessor to the current Bank of America and was the Managing Director of Equity Distributions of Bank of America Leasing & Capital Group. Mr. Waters received a B.S. in Economics from East Carolina University in Greenville, N.C., and earned an M.B.A., with honors, from Wake Forest University’s Babcock Graduate School of Management in Winston-Salem, N.C. He also represented Wake Forest in the European Business Studies program at St. Peters College of Oxford University and served eight years as a board member on the Babcock Graduate School of Management’s Alumni Council. He holds multiple securities registrations.	47	2008

D. Thomas Marsh	On October 1, 2012, D. Thomas Marsh, age 51, was appointed a member of the Board of Directors of the Company. Mr. Marsh is president of Centrotrade Minerals and Metals Inc. in Chesapeake, Va., a distributor of and technical advisory company for rubber, latex and chemicals. In his position, which he has held since 1999, Mr. Marsh directs day-to-day operations; provides technical, regulatory and standards organization oversight to sister groups in Europe and Asia; and administers material specifications and contracts. An ASTM International member since 1990, Mr. Marsh currently serves as first vice chairman of Committee D11 on Rubber, chairman of Subcommittee D11.22 on Natural Rubber and as secretary of Subcommittee D11.23 on Synthetic Rubbers. He also served a term on the ASTM Committee on Technical Committee Operations (COTCO) from 2007 to 2009. He received a Distinguished Service Award from Committee D11 in 2007 and a Service Award from COTCO in 2009. Mr. Marsh began his career as a technician for General Latex and Chemical Corp. in Ashland, Ohio, and then worked as a latex chemist for Abbott Laboratories from 1981 to 1987. He became laboratory and technical services manager for Ansell Inc. in Troy, Ala., and then president of the Ore and Chemical Corp. in Virginia Beach, Va., where he managed daily operations and implemented ASTM testing for natural rubber and latex. He was vice president of Microflex Corp., Reno, Nev., before joining Centrotrade. In addition to ASTM International, Mr. Marsh is a member of the American Chemical Society, the American Management Association, the Ohio Rubber Group and the Rubber Trade Association of North America, where he is a member of the board of directors and a past president. He is also a U.S. voting delegate to Technical Committee 45 for Rubber and Rubber Goods of the International Organization for Standardization (ISO). Mr. Marsh holds a general sciences degree from the Ohio State University and a bachelor's degree in business management from Liberty University, Lynchburg, Va., where he is currently working on his master’s degree in management and leadership	51	2012

Paul A. Yeoham

Paul A. Yeoham was appointed to the Board of Directors of the Company on January 2, 2013. Mr. Yeoham is a founding partner of Progress Equity Partners, Ltd., a private equity investment firm that acquires majority control of well-managed, entrepreneurial, service-based businesses, and brings with him more than twenty years of financial and investment management experience to the board. Prior to forming Progress Equity, he was a senior partner at Transition Capital Partners, Ltd., a similar private equity firm. Mr. Yeoham joined Transition Capital Partners in 1993 as an associate, while the firm operated as Best Associates, and became a partner in 1996 when the firm changed its name to Best, Patterson, Crothers and Yeoham, Ltd. Mr. Yeoham received a Bachelor's Degree in Business Administration and Finance from the University of Texas at Arlington and a Master's Degree in Business from Southern Methodist University.

In addition to the Company, Mr. Yeoham currently serves on the boards of Terracare Associates and Oncology Molecular Imaging, LLC. He has previously served in a similar capacity for the boards of Texas Home Health Holdings, Inc., Tributary Systems, Inc., Digney York Associates, LLC, Network for Medical Communication and Research, LLC (NMCR), Conisus, LLC (Envision Communications) and more recently Westcon, Inc.

		48	2013

Director Independence

Under Rule 5605(b)(1) of the Nasdaq Marketplace Rules, independent directors must comprise a majority of a listed company’s board of directors within one year of listing. In addition, Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. While Vystar does not currently qualify for listing on Nasdaq and will likely not qualify for some time after the date of this proxy statement, it does intend to seek such listing as soon as possible and complies with its Marketplace Rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under Nasdaq Marketplace Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a public company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the public company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In March of 2013 in preparation for Mr. Waters assuming the role of Chief Financial Officer, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Messrs. Craft or Marsh or Yeoham, Dr. Allegra or Ms. Mangum, representing five of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Marketplace Rule 5605(a)(2).

In connection with his appointment as Chief Financial Officer, Mr. Waters resigned his position as Chairman and member of the Company’s Audit Committee. Paul A. Yeoham, a director of the Company and a member of the Company’s Audit Committee, was appointed Chairman of the Audit Committee and D. Thomas Marsh, a director of the Company, was appointed a member of the Audit Committee. Our Board also determined that Messrs. Yeoham, Marsh and Ms. Mangum, who comprise our Audit Committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq Marketplace Rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board affirmed these determinations in 2013.

Board Committees

Our Board has established an Executive Committee, an Audit Committee and a Compensation Committee. Each committee operates under a charter that was approved by our Board.

Executive Committee

The members of the Executive Committee are Messrs. Doyle, Craft and Dr. Allegra.  Mr. Doyle chairs the Executive Committee.

The role of Vystar’s Executive Committee is to oversee operations of the Board and personnel matters and if necessary, to act on behalf of the Board during on-demand activities that occur between meetings (these acts are later presented for full board review). Working on behalf of the full Board, this Committee will provide an opportunity for detailed examination of current policy issues facing Vystar, develop policy recommendations for consideration by the Board, and provide general oversight for the overall direction and operations of Vystar.

Audit Committee

The members of our Audit Committee are Messrs. Yeoham and Marsh, and Ms. Mangum. Mr. Yeoham chairs the Audit Committee. Our Board has determined that each Audit Committee member satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Mr. Yeoham is an “audit committee financial expert,” as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and resolution of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimus non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Audit Committee Charter

We have adopted an Audit Committee Charter which sets out the duties and responsibilities of our Audit Committee. The Audit Committee Charter is available on our website at www.vytex.com.  Any amendments to the Charter, or any waivers of its requirements, will be disclosed on our website.

Compensation Committee

The members of our Compensation Committee are Messrs. Craft, Marsh, and Dr. Allegra. Dr. Allegra chairs the Compensation Committee. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation;

•	determining our chief executive officer’s compensation;

•	reviewing and approving, or making recommendations to our Board with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our Board with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules; and

•	preparing the compensation committee report required by SEC rules.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more executive officers who serve as members of our Board or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

Compensation Committee Charter

We have adopted a Compensation Committee Charter which sets out the duties and responsibilities of our Compensation Committee. The Compensation Committee Charter is available on our website at www.vytex.com. Any amendments to the Charter, or any waivers of its requirements, will be disclosed on our website.

Meetings of the Board and Committees

During fiscal year 2012, our Board held four meetings and acted by written consent three times, and its two standing committees, Audit Committee and Compensation Committee, held five and one meetings, respectively.  Each director attended at least 75% of the meetings of the Board in fiscal year 2012.  Members of our Board are encouraged to attend our annual meetings of shareholders.

The following table sets forth the three standing committees of our Board and the members of each committee:

Name	Board	Audit	Compensation	Executive
Mr. Doyle	Chair			Chair
Mr. Craft	X		X	X
Dr. Allegra	X		Chair	X
Ms. Mangum	X	X
Mr. Waters	X
Marsh	X	X	X
Yeoham	X	Chair

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to Board and committee composition and selection, Board meetings, chief executive officer performance evaluation and management development and succession planning for senior management, including the chief executive officer position. A copy of our Corporate Governance Guidelines is available on our website at www.vytex.com.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with  NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com . There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

Our Compensation Committee oversees our executive compensation program. In this role, the Compensation Committee reviews and approves annually all compensation decisions relating to our executive officers. Our historical executive compensation programs were developed and implemented by our Board consistent with practices of other venture-backed, privately-held companies. Prior to becoming a publicly reporting company in August 2009, our compensation programs, and the process by which they were developed, were less formal than those typically employed by a public company. During that time, our Board generally benchmarked our executive compensation on an informal basis by comparing our executives’ compensation to our estimates of executive compensation paid by companies in our industry and region that are also comparable to us in size, revenue, financial condition and capital investment. We have referred to this group as our company peer group. The Board and the Compensation Committee continues to formalize their approach to the development and implementation of our executive compensation programs based on the continued progress of the Company.

 Objectives and Philosophy of Our Executive Compensation Programs

Our Compensation Committee’s primary objectives with respect to executive compensation are to:

•	attract, retain and motivate talented executives;

•	promote the achievement of key financial and strategic performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and, in some cases, individual performance goals; and

•	align the incentives of our executives with the creation of value for our shareholders.

To achieve these objectives, the Compensation Committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of our company peer group. In addition, our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals such as our financial and operational performance, the growth of our customer base, new development initiatives and the establishment and maintenance of key strategic relationships. We will also provide a portion of our executive compensation in the form of stock options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in stock price appreciation.

At our early stage of development, we believe that equity-based compensation (which to date, has been in the form of non-qualified stock options) is the most appropriate form of compensation to align the interests of our executive officers with those of our shareholders.  As a result, the base salaries of our executive officers are modest.  Cash bonus plans are based on the attainment of specific financial milestones or the passage of time as executive officers of the Company

We compete with many other companies for executive personnel. Accordingly, the Compensation Committee will generally target overall compensation for executives to be competitive with that of our company peer group. Variations to this targeted compensation may occur depending on the experience level of the individual and market factors, such as the demand for executives with similar skills and experience.

Components of Our Executive Compensation Program

The primary elements of our executive compensation program will be:

•	base salary;

•	cash incentive bonuses;

•	equity incentive awards;

•	termination benefits upon termination without cause; and

•	insurance and other employee benefits and compensation.

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, our Compensation Committee will establish these allocations for each executive officer on an annual basis. Our Compensation Committee will establish cash compensation targets based primarily upon informal benchmarking data, such as comparing the compensation of our executives to companies in our company peer group, as well as the performance of our company as a whole and of the individual executive and executive team as a whole. Our Compensation Committee will establish non-cash compensation based upon this informal benchmarking data, the performance of our company as a whole and of the individual executive and executive team as a whole, the executives’ equity ownership percentage and the amount of their equity ownership that is vested equity. Particularly at our stage of development, we believe that the long-term performance of our business is improved through the grant of stock-based awards so that the interests of our executives are aligned with the creation of value for our shareholders.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this proxy statement. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this proxy statement.

Respectfully submitted,

COMPENSATION COMMITTEE

Joseph Allegra, M.D.

J. Douglas Craft

W. Dean Waters

* The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Vystar under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chairman, Chief Executive Officer and President, our Chief Financial Officer and one other executive officers during 2012 and 2011.

		Option	All Other
		Awards	Compensation
Name and Principal Position	Salary	(1)	(2)	Total
William R. Doyle (3)
Chairman, Chief Executive Officer and President
2012	$152,981	$55,567	$10,499		$219,047
2011	$181,887	$296,956	$11,134		$489,977

Matthew P. Clark
Vice President of Technical Sales
2012	$69,462	$14,077	$7,558	$
2011	$86,024	$112,578	$14,507		$213,109

Linda S. Hammock (4)
Acting Chief Financial Officer
2012	$74,865	$4,163	-		$79,028
2011	-	$8,053	-		$8,053

Monica Schreiber (5)
Acting Chief Financial Officer
2012	$29,225	$2,081	-		$31,306

(1)

These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the column for 2011 represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2011 for stock options granted to each of the executive officers in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. In 2011, all outstanding options held by the Company’s executive officers were repriced to exercise prices of $.68. In accordance with SEC rules, the column for 2011 represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2011 as a result of such repricing in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation as well as the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2011 for stock options or warrants granted to each of the executive officers in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Amounts consist of medical, dental, vision, life insurance and disability insurance premiums and 401(K) contributions paid by us on behalf of the named executive officer.

(3)	Mr. Doyle’s Option Awards for 2011also includes $94,915 in stock based compensation as a result of the issuance to Mr. Doyle of warrants to purchase 1,000,000 shares of common stock and $34,220.55 in 2012 to purchase 500,000 shares of common stock connection with the CMA line of credit.

(4)

Ms. Hammock is an independent contractor of Accounting Professionals Network, Inc. (“APN”), a provider of professional financial management services to companies. The Company is billed by APN on a periodic basis for Ms. Hammock’s services. APN was paid $22,379 in 2011 for Ms. Hammock’s services. Ms. Hammock retired as Acting Chief Financial Officer on September 4, 2012.,

(5)	Ms. Schreiber is an independent contractor. The Company is billed by Ms. Schreiber on a periodic basis for her services.

In 2011, William R. Doyle, Chairman, Chief Executive Officer and President of the Company, received warrants to purchase 341,107 shares of common stock in lieu of $29,588 cash compensation due Mr. Doyle under his employment agreement. During the same time period, Matthew P. Clark, Vice President of Technical Sales of the Company, received warrants to purchase 127,211 shares of common stock in lieu of $11,434 cash compensation due Mr. Clark under his employment agreement.

In 2012, William R. Doyle, Chairman, Chief Executive Officer and President of the Company, received warrants to purchase 207,393 shares of common stock share in lieu of $21,346 cash compensation due Mr. Doyle under his employment agreement. During the same time period, Matthew P. Clark, Vice President of Technical Sales of the Company, received warrants to purchase 136,767 shares of common stock in lieu of $14,077 cash compensation due Mr. Clark under his employment agreement

Employment Agreements

On November 11, 2008, Vystar entered into an employment agreement with William R. Doyle to continue to serve as Vystar’s President, Chief Executive Officer and Chairman of the Board. The term of the agreement is effective until terminated by either party in accordance with the terms of the agreement. Under the agreement, Mr. Doyle receives a base salary of $185,000 per year, as such base salary may be adjusted by the Board, and an annual bonus equal to a maximum of 125% of Mr. Doyle’s base salary based on the success of the Company in meeting its objectives, as determined by the Board; provided, that no cash bonus is payable to Mr. Doyle on any date unless he is employed by the Company on that date. The amount of the annual bonus is determined by the Board based on the percentage of achievement of the stated company objectives.  The effective date of the annual bonus calculation is the Company’s fiscal year-end and is payable in one or more installments as determined by the Board beginning in the first quarter of the following fiscal year. Mr. Doyle’s employment agreement is terminable at will by the Company for cause or without cause as defined in the agreement. However, if Mr. Doyle’s employment is terminated by Vystar without cause, Vystar is obligated to pay Mr. Doyle compensation earned through the date of termination plus a severance payment equal to six (6) months base salary from the date of termination payable as if he had remained an employee of the Company, plus, assuming Mr. Doyle complies with non-compete and non-solicitation covenants contained in the employment agreement, an amount equal to 75% of Mr. Doyle’s base salary amount for the one (1) year period after the date of termination. If Mr. Doyle is terminated for cause or he terminates the employment agreement without cause, he is only entitled to compensation accrued through the date of termination.

On January 4, 2010, Vystar entered into an employment agreement with Matthew Clark to continue to serve as Vystar’s Vice President of Technical Sales. The term of the agreement is effective until terminated by either party in accordance with the terms of the agreement. Under the agreement, Mr. Clark receives a base salary of $85,000 per year, as such base salary may be adjusted by the Board, and an annual bonus as determined by sales targets and objectives to be determined by the Compensation Committee; provided, that no cash bonus is payable to Mr. Clark on any date unless he is employed by the Company on that date.  Additionally, Mr. Clark is entitled to receive commission payments of five percent (5%) of the gross profit earned by the Company, less any refunds or credits the Company extends, for all sales of Company products made in the applicable months and/or for all licensing sales and/or royalty payments received by the Company for the use of the Company’s technology by another manufacturer. Mr. Clark’s employment agreement is terminable at will by the Company for cause or without cause as defined in the agreement. However, if Mr. Clark’s employment is terminated by Vystar without cause, Vystar is obligated to pay Mr. Clark compensation earned through the date of termination plus a severance payment equal to three (3) months base salary plus any earned commissions or bonuses, plus employee benefits from the date of termination payable as if he had remained an employee of the Company. If Mr. Clark is terminated for cause or he terminates the employment agreement without cause, he is only entitled to compensation through the date of termination.

On April 1, 2013, W. Dean Waters was appointed Chief Financial Officer and Mr. Waters and the Company entered into an Executive Employment Agreement. The term of the Agreement is effective until terminated by either party in accordance with the terms of the agreement. Under the Agreement Mr. Waters receives a base salary of $120,000 as such base salary may be adjusted by the Board and an annual bonus equal to 10% of the Company’s earnings before taxes up to a maximum of $30,000. Mr. Waters also received a grant of 250,000 options to purchase Company common stock with an exercise price of $0.15 per share of common stock, which options vest 100,000 at date of grant and 50,000 each on the first, second and third anniversaries of the date of the initial grant. Mr. Waters also received a grant of 500,000 options to purchase Company common stock with an exercise price of $0.15 per share of common stock, which options vest (a) 125,000 upon the attainment of EBITDA (earnings before interest, taxes, depreciation and amortization) of breakeven or better for the period from April 1, 2013, to March 31, 2014, (b) an additional 125,000 upon the attainment of annual EBITDA of $250,000 or better for the period from April 1, 2013, to March 31, 2014, and (c) the balance upon attainment of annual EBITDA of $500,000 or better for the period from April 1, 2013, to March 31, 2014. Such options have a term of ten years. However, in the event Mr. Waters is terminated by the Company without cause, the Company shall (i) pay Mr. Waters his then current salary and provide Employee with group health insurance, for three (3) months (“Severance Period”) beginning with the date of termination; (ii) pay Mr. Waters any Company Bonus and Annual Bonus due and payable (collectively “Severance Payment”); (iii) the 250,000 Stock Option Grant shall automatically vest; and (iv) the 500,000 Stock Option Grant as shall vest if the performance criteria has been met.

Grants of Plan-Based Awards for Fiscal Year 2012

There were no awards granted to the executive officers during fiscal year 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our executive officers as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
William R. Doyle	300,000			.68	12/2/2014
	100,000			.68	4/28/2015
	500,000			.68	10/1/2016
	1,750,000			.68	2/11/2018
	83,333	166,667	166,667	.68	3/14/2021

Matthew P. Clark	100,000			.68	1/1/2017
	250,000			.68	2/11/2018
	50,000			.68	7/6/2019
	25,000			.68	3/14/2021
	75,000	150,000	150,000	.68	3/14/2021

 Risk Analysis of Performance-Based Compensation Programs

The Compensation Committee believes that our executive compensation programs do not encourage or result in excessive risk taking.  Such programs consist of base salaries, cash bonuses (none of which have been paid to date), and stock option grants.  Cash bonuses and the vesting of stock option grants for Mr. Doyle, our Chief Executive Officer, Chairman and President, are based on milestones to be set by our Compensation Committee. We anticipate that such bonuses and stock options will be based on attaining specified percentages of the company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As a result, such bonuses will likely be focused on increasing revenue and managing expenses, all of which is consistent with the interests of our shareholders.  Further, the cash bonuses will likely be capped at a percentage of his base salary.  We believe this cap will limit the incentive for excessive risk-taking.

The compensation programs for Mr. Clark, our Vice President of Technical Sales, is composed of a base salary, cash bonuses and stock option grants.  Mr. Clark’s bonus program is based on attaining gross profit from the sale of Company products and/or the licensing of our products.  We do not believe that these compensation programs provide incentive for excessive risk-taking as they are consistent with our goal of increasing revenue and generating profits.

No other officers of the Company have employment agreements that specify compensation programs.

Retirement and Deferred Compensation Plan Benefits

We do not provide our employees, including the executive officers, with a defined benefit pension plan, any supplemental executive retirement plans, or retiree health benefits. The executive officers may participate on the same basis as other employees in Vystar’s Section 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for matching contributions to be made by us. We currently match dollar for dollar on the first three percent (3%) of compensation and $.50 on each dollar of the next two percent (2%) of compensation. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by us when made. Vystar makes a matching contribution to help attract and retain employees and to provide an additional incentive for our employees to save for their retirement in a tax-advantaged manner.

Perquisites and Additional Benefits and Programs

We provide limited perquisites to our executive officers. In considering potential perquisites, the Compensation Committee considers the cost to Vystar as compared to the perceived value to Vystar.

We also provide the following benefits to the executive officers, on the same terms and conditions as provided to all other eligible employees:

•	health, dental and vision insurance;

•	life insurance;

•	medical and dependent care flexible spending account; and

•	short-term and long-term disability, accidental death and dismemberment.

We believe these benefits to be consistent with benefits provided by companies with which we compete for executive-level talent.

Potential Payments upon Termination Without Cause

The following table sets forth the estimated potential payments and benefits payable to two (2) executive officers in the event of a termination of employment without cause.

Executive Officer	Monthly Severance Programs (1)	Additional Monthly Severance Payments (2)	Continuing Benefits (3)	TOTALS

William R. Doyle	$92,500	$138,750	$962	$232,212
Matthew P. Clark	$21,250	—	$3,920	$25,170

(1)	The amounts represent the aggregate of monthly payments for six (6) months for Mr. Doyle and three (3) months for Mr. Clark.

(2)	In the event that Mr. Doyle complies with certain restrictive covenants in his employment agreement, after termination without cause, he is additionally entitled to this amount (75% of his base salary) payable in monthly installments over a one (1) year period following the initial six (6) month period of monthly severance payments.

(3)	Consists of health insurance premiums.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
J. Douglas Craft (3)			90,451	90,451
Joseph Allegra, MD (3)			97,152	97,152
W. Dean Waters (3)			63,074	63,074
Mitsy Y. Mangum (3)			90,451	90,451
D. Thomas Marsh			1,303	1,303

(1)	In 2009, all non-employee directors were granted 400,000 options at $1.63 per share which vest 20,000 options at the end of each fiscal quarter for five (5) years beginning June 30, 2009, for Messrs. Craft and Waters, and Ms. Mangum, and beginning September 30, 2009 for Dr. Allegra. Such vesting is based on each director’s continued service as a director at each quarterly vesting date. The amounts included represent the portion of the original total grant date fair value of options that vested in 2012 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 as a result of all outstanding options held by the Company’s directors being repriced to exercise prices of $0.35 per share in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 for stock options granted to each of the non-employee directors during fiscal year 2009, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(3)	All Option Awards also includes stock based compensation as a result of the issuance to each of Mr. Craft, Dr. Allegra and Ms. Mangum of warrants to purchase 500,000 shares of common stock at an exercise price of $0.35 per share, and the issuance to Mr. Waters of warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share, all in connection with the CMA line of credit.

Compensation Philosophy

The current policy of our Board is that compensation for non-employee directors should be equity-based compensation to reward directors for quarterly periods of service in fulfilling their oversight responsibilities. Vystar does not compensate its management directors (Chief Executive Officer and Chief Financial Officer) for Board service in addition to his regular employee compensation.

Expenses

We reimburse our directors for their travel and related expenses in connection with attending Board and committee meetings, as well as costs and expenses incurred in attending director education programs and other Vystar-related seminars and conferences.

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

 There are no members of our Compensation Committee who were officers or employees of Vystar during fiscal year 2012.  No members were formerly officers of Vystar or had any relationship otherwise requiring disclosure hereunder. During fiscal year 2012, no interlocking relationships existed between any of our executive officers or members of our Board or Compensation Committee, on the one hand, and the executive officers or members of the board of directors or compensation committee of any other entity, on the other hand.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2013 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group.  This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on 23,240,518 shares outstanding on March 31, 2013, adjusted as required by rules promulgated by the SEC.

5% Stockholders
Travis Honeycutt Gainsville, GA	2,496,900.00	10.74%
Margaret Honeycutt Gainsville, GA	2,497,000.00	10.74%
Keith Osborn Atlanta, GA (1)	3,098,408.00	13.33%

Directors and Executive Officers
William Doyle * (2)	5,517,814.00	23.74%
Matt Clark * (3)	1,258,319.00	5.41%
J. Douglas Craft (4) Atlanta, GA	2,470,000.00	10.63%
Joseph C. Allegra, MD (5) Atlanta, GA	3,917,950.00	16.86%
W. Dean Waters (6) Atlanta, GA	864,334.00	3.72%
Mitsy Y. Mangum (7) Atlanta, GA	1,998,000.00	8.60%
D. Thomas Marsh (8) Chesapeake, VA	400,000.00	1.72%
Paul A. Yeoham (9) Dallas, TX	180,086.00	.77%
All Directors and Executive Officers as a Group	16,606,503.00	71.45%

* Address for all asterisked is the Company headquarters at: 3235 Satellite Blvd., Bldg, 400, Ste 290, Duluth, GA 30096.

(1)	Includes vested warrants to acquire 90,000 shares of common stock and convertible notes that are convertible into 833,333 shares of common stock.
(2)	Includes vested options to acquire 3,200,000 shares of common stock and vested warrants to acquire 2,183,433 shares of common stock.

(3)	Includes vested options to acquire 750,000 shares of common stock and vested warrants to acquire 321,319 shares of common stock..
(4)	Includes vested options to acquire 400,000 shares of common stock and vested warrants to acquire 1,700,000 shares of common stock.

(5)	Includes vested options to acquire 400,000 shares of common stock and vested warrants to acquire 1,980,000 shares of common stock.

(6)	Includes vested options to acquire 400,000 shares of common stock and vested warrants to acquire 340,000 shares of common stock.

(7)	Includes vested options to acquire 400,000 shares of common stock and vested warrants to acquire 1,540,000 shares of common stock.
(8)	Includes vested options to acquire 400,000 shares of common stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and any person or entity who owns more than ten percent of a registered class of our common stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and shareholders who hold more than ten percent of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them.

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2012, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of March 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,492,500	2,507,500

Total	7,492,500	2,507,500

Our 2004 Long-Term Incentive Compensation Plan, as amended, which we refer to as the 2004 Plan, was adopted by our Board in 2004, and amended and approved by our shareholders in 2009. A maximum of 10,000,000 shares of common stock were authorized for issuance under the 2004 Plan.

The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and other stock-based awards. Our officers, employees, consultants and directors are eligible to receive awards under the 2004 Plan; however, incentive stock options may only be granted to our employees. In accordance with the terms of the 2004 Plan, our Board administers the 2004 Plan and, subject to any limitations in the 2004 Plan, selects the recipients of awards and determines:

•	the number of shares of common stock covered by options and the dates upon which those options become exercisable;

•	the exercise prices of options;

•	the duration of options;

•	the methods of payment of the exercise price; and

•	the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of those awards, including the conditions for repurchase, issue price and repurchase price.

Pursuant to the terms of the 2004 Plan, in the event of a change in control of our company, each outstanding option under the 2004 Plan will vest, but the holders shall have the right, assuming the holder still maintains a continuous service relationship with us, immediately prior to such dissolution or liquidation, to exercise the option to the extent exercisable on the date of such dissolution or liquidation.

In the event of a merger or other reorganization event, our Board shall have the discretion to provide for any or all of the following: (a) the acceleration of vesting or the termination of our repurchase rights of any or all of the outstanding awards, (b) the assumption or substitution of all options by the acquitting or succeeding entity or (c) the termination of all options that remain outstanding at the time of the merger or other reorganization event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Vystar’s Code of Business Conduct requires that all employees and directors avoid conflicts of interests that interfere with the performance of their duties or are not in the best interests of Vystar.

In addition, pursuant to its written charter, the Audit Committee considers and approves or disapproves any related person transaction as defined under Item 404 of Regulation S-K promulgated by the SEC, after examining each such transaction for potential conflicts of interest and other improprieties. The Audit Committee has not adopted any specific written procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented.

 Transactions with Related Persons

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company were the members at such date.   Proceeds under the line were drawn for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest on amounts drawn and fees were paid by an affiliate of Joseph C. Allegra, M.D., a director of the Company, to CMA, until February 6, 2012, at which time the Company took over responsibility for the payment of such interest and fees.  Pursuant to an agreement between the Company and such affiliate, the Company issued common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the Note is April 29, 2013 and was subsequently renewed for one year. The CMA Note is unsecured and no payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

CMA is a limited liability company of which Joseph C. Allegra, M.D., J. Douglas Craft and Michelle Y. Mangum, each a director of the Company, are the members.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit to $1,000,000 and William R. Doyle, the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation for increasing the line and for Mr. Doyle joining CMA, the directors approved issuing warrants to purchase an additional 1,600,000 shares of the Company’s common stock at $.27 per share, which was the closing price of the Company’s common stock on that day.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. On January 10, 2013, as compensation to the CMA members for providing the increased CMA Note, the Company issued warrants to purchase 2,100,000 shares of the Company’s common stock to the CMA members at $0.35 per share.

Director Independence

Under Rule 5605(b)(1) of the Nasdaq Marketplace Rules, independent directors must comprise a majority of a listed company’s board of directors within one year of listing. In addition, Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. While Vystar does not currently qualify for listing on Nasdaq and will likely not qualify for some time after the date of this proxy statement, it does intend to seek such listing as soon as possible and complies with its Marketplace Rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under Nasdaq Marketplace Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a public company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the public company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In March of 2013 in preparation for Mr. Waters assuming the role of Chief Financial Officer, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Messrs. Craft or Marsh or Yeoham, Dr. Allegra or Ms. Mangum, representing five of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Marketplace Rule 5605(a)(2).

In connection with his appointment as Chief Financial Officer, Mr. Waters resigned his position as Chairman and member of the Company’s Audit Committee. Paul A. Yeoham, a director of the Company and a member of the Company’s Audit Committee, was appointed Chairman of the Audit Committee and D. Thomas Marsh, a director of the Company, was appointed a member of the Audit Committee. Our Board also determined that Messrs. Yeoham, Marsh and Ms. Mangum, who comprise our Audit Committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq Marketplace Rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board affirmed these determinations in 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years 2012 and 2011, we retained HAW to provide services in the following categories and amounts:

Fee Category	2012 ($)	2011 ($)
Audit Fees	101,769	95,364
Audit-Related Fees	-	-
Tax Fees	3,500	-
All Other Fees	-	-

Total	105,269	95,364

Audit fees include the audit of Vystar’s annual financial statements, review of financial statements included in each of our Quarterly Reports on Form 10-Q, and services that are normally provided by HAW in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to accounting-related consulting services.

Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning. This category includes fees primarily related to the preparation and review of federal, state and international tax returns and assistance with tax audits.

All other fees include assurance services not related to the audit or review of our financial statements.

Our Audit Committee determined that the rendering of non-audit services by HAW is compatible with maintaining the independence of HAW.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PERFORMED BY OUR

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by HAW. Our Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to a budget for each category. Our Audit Committee’s charter delegates to one or more members of the Audit Committee the authority to address any requests for pre-approval of services between Audit Committee meetings, and the subcommittee or such member or members must report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

All services related to audit fees, audit-related fees, tax fees and all other fees provided by HAW during fiscal years 2012 and 2011 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2012.

Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board further determined that Mr. Yeoham is a “audit committee financial expert” is a “ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vytex.com.

We have reviewed and discussed with management and HAW Vystar’s audited financial statements. We discussed with HAW and Vystar’s Chief Financial Officer the overall scope and plans of HAW’s audits. We met with HAW, with and without management present, to discuss results of its examinations, its evaluation of Vystar’s internal controls, and the overall quality of Vystar’s financial reporting.

We have reviewed and discussed with HAW matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from HAW the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding HAW’s communications with the Audit Committee concerning independence. We have discussed with HAW matters relating to its independence, including a review of both audit and non-audit fees, and considered the compatibility of non-audit services with HAW’s independence.

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2012, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Paul A. Yeoham, Chair

D. Thomas Marsh

Mitsy Y. Mangum

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

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership

10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)

10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)

10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 11, 2012)

10.18**	Employment Agreement between W. Dean Waters and Vystar dated April 1, 2013

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: June 14, 2013	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: June 14, 2013	By:	/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 14, 2013

Signature	Title

/s/ William R. Doyle	Chairman, President, and Chief Executive Officer
William R. Doyle

/s/ W. Dean Waters	Chief Financial Officer
W. Dean Waters

/s/ J. Douglas Craft	Director
J. Douglas Craft

/s/ Joseph C. Allegra, MD	Director
Joseph C. Allegra, MD

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ W. Dean Waters	Director
W. Dean Waters

/s/ D. Thomas Marsh	Director
D. Thomas Marsh

/s/ Paul A. Yeoham	Director
Paul A. Yeoham

