Form 10-Q
period 2013-03-31
Vystar Corp
filed 2013-07-26
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐ NO ☑

As of July 26, 2013, there were 27,673,851 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2012. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2012 may cause actual results to differ materially from those indicated by our forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements.

All references to “we”, “us”, “our”, “Vystar” or “SleepHealth” in this Quarterly Report on Form 10-Q mean Vystar Corporation, its subsidiaries and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2013

Part I.       FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$58,700	$91,919
Accounts receivable, net of allowance for uncollectible amount of $78,335 and $33,745 at March 31, 2013 and December 31, 2012, respectively	211,890	246,694
Inventory	3,449	3,449
Prepaid expenses	89,298	97,755
Other	8,845	5,357
Total current assets	372,182	445,174

Property and equipment, net	202,694	220,554

Other assets
Intangible assets, net	301,031	306,176
Deferred financing costs	41,050	218,845
Deposits	4,421	4,421

Total assets	$921,378	$1,195,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$674,768	$472,296
Accrued compensation	110,819	70,133
Accrued expenses	200,730	214,939
Related party line of credit	1,499,875	1,429,875
Bank line of credit	49,812	49,850
A/R financing facility	59,836	-
Shareholder notes payable	524,291	518,320
Current portion of long term debt	89,628	142,435
Total current liabilities	3,209,759	2,897,848

Long term debt, net of current portion	80,482	42,287
Total liabilities	3,290,241	2,940,135

Stockholders' deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 23,240,518 and 23,020,518 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,324	2,302
Additional paid-in capital	18,870,240	18,733,280
Deferred compensation	(45,000)	(75,000)
Accumulated deficit	(21,196,427)	(20,405,547)
Total stockholders' deficit	(2,368,863)	(1,744,965)

Total liabilities and stockholders' deficit	$921,378	$1,195,170

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues, net	$296,578	$124,028

Cost of revenues	244,857	140,683
Gross profit (loss)	51,721	(16,655)

Operating expenses
Sales and marketing, including non-cash share-based compensation of $30,000 and $20,995 for the three months ended March 31, 2013 and 2012, respectively	82,304	95,496
General and administrative, including non-cash share-based compensation of $126,005 and $169,625 for the three months ended March 31, 2013 and 2012, respectively	522,147	431,255
Research and development	10,886	8,433
Total operating expenses	615,337	535,184

Loss from operations	(563,616)	(551,839)

Other income (expense)
Other income	(60)	5,250
Interest income	-	84
Interest expense, including amortization of deferred financing costs	(227,204)	(138,487)
Net loss	$(790,880)	$(684,992)

Basic and Diluted Loss per Share	$(0.03)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	23,240,518	17,364,067

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31 ,
	2013	2012
Cash flows from operating activities:
Net loss	$(790,880)	$(684,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	156,005	202,541
Allowance for uncollectable accounts receivable	44,590	-
Depreciation	17,860	223
Amortization	196,935	124,004
(Increase) decrease in assets
Accounts receivable	(9,786)	(42,324)
Inventory	-	39,918
Prepaid expenses	8,457	15,981
Other	(3,488)	38
Increase (decrease) in liabilities
Accounts payable	202,472	(30,131)
Accrued compensation and expenses	26,477	836

Net cash used in operating activities	(151,357)	(373,906)

Cash flows from investing activities
Cost of patents	(2,048)	(15,197)

Net cash used in investing activities	(2,048)	(15,197)

Cash flows from financing activities
Proceeds from notes payable	-	61,125
Proceeds from financing agreements	45,186	-
Proceeds from related party line of credit	70,000	-
Issuance of common stock	5,000	646,800

Net cash provided by financing activities	120,186	707,925

Net (decrease) increase in cash	(33,219)	318,822

Cash – beginning of period	91,919	16,659

Cash – end of period	$58,700	$335,481

Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$23,351	$5,361

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). In addition, on September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. As a result of the acquisition, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

NOTE 2      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2013 and 2012.

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

Loss Per Share

Because the Company reported a net loss for the three month periods ended March 31, 2013 and 2012, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 6,487,500 shares and 4,877,500 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, as their effect would be anti-dilutive.  Warrants to purchase 12,788,412 shares and 7,696,896 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2013 approximate market interest rates for the respective borrowings.

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

NOTE 3      ACQUISITON OF SLEEPHEALTH, LLC

On September 13, 2012, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) to purchase all the outstanding membership and ownership interests of SleepHealth, LLC , a Georgia limited liability company (“SleepHealth”) and on the same date completed such purchase (the “Purchase”). This strategic acquisition was expected to be mutually beneficial by providing each company with new expansion options.

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the pro-forma earnings information for the three months ended March 31, 2012, as if the acquisition had occurred effective January 1, 2012. As such, the actual and pro-forma earnings information for the three months ended March 31, 2013 and March 31, 2012 was as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Vystar	SleepHealth	Consolidated	Vystar	SleepHealth	Consolidated

Revenues, net	$10,175	$286,403	$296,578	$124,028	$280,435	$404,463

Cost of revenues	3,905	240,952	244,857	140,683	192,763	333,447
Gross profit (loss)	6,270	45,451	51,721	(16,655)	87,672	71,017

Operating expenses
Sales and marketing	82,304	-	82,304	95,496	69	95,565
General and administrative	377,172	144,975	522,147	431,255	149,412	580,667
Research and development	10,886	-	10,886	8,433	-	8,433
Total operating expenses	470,362	144,975	615,337	535,184	149,481	684,665

Loss from operations	(464,092)	(99,524)	(563,616)	(551,839)	(61,809)	(613,648)

Other income (expense)
Other income	(60)	-	(60)	5,250	(3,366)	1,884
Interest income	-	-	-	84	-	84
Interest expense	(224,187)	(3,017)	(227,204)	(138,487)	(4,369)	(142,856)

Net loss	$(688,339)	$(102,541)	(790,880)	$(684,992)	$(68,544)	$(754,536)

Loss per Share	$(0.03)	$(0.00)	(0.03)	$(0.04)	$(0.00)	$(0.04)

Number of Common Shares Outstanding			23,240,518			18,000,165

The 2012 supplemental pro forma earnings were adjusted to include $3,366 of amortization costs related to $48,000 in recorded intangible assets, a depreciation adjustment of $1,452, and a consulting fee adjustment of $30,000. The shares outstanding used in calculating the loss per share for 2012 was adjusted to include the 636,098 shares issued as part of the purchase price assuming they had been issued on January 1, 2012.

NOTE 4      LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At March 31, 2013, the Company had cash of $58,700 and a deficit in working capital of $2,837,577.  Further, at March 31, 2013, the accumulated deficit amounted to $21,196,427.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; rate at which we can open new SleepHealth facilities; and the rate at which we are able to build a Durable Medical Equipment (“DME”) business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

NOTE 5      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012

Furniture, fixtures, and equipment
Vystar Division	$39,785	$39,785
Accumulated depreciation	(38,945)	(38,639)
Net Vystar property and equipment	840	1,146

SleepHealth Division	240,842	240,842
Accumulated depreciation	(38,988)	(21,434)
Net SleepHealth property and equipment	201,854	219,408

Furniture, fixtures, and equipment, net total	$202,694	$220,554

Depreciation expense for the three months ended March 31, 2013 and 2012 was $17,860 and $223, respectively.

NOTE 6      INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	March 31, 2013	December 31, 2012

Patents	$232,564	$230,516
Trademarks & trade name	28,072	28,072
Physicians relationships	29,000	29,000
Goodwill (not amortizable)	67,995	67,995
Subtotal	357,631	355,583
Accumulated amortization	(56,600)	(49,407)

Intangible assets, net	$301,031	$306,176

Amortization expense for the three months ended March 31, 2013 and 2012 was $7,193 and $3,252, respectively.

NOTE 7      INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2013 and 2012 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8      NOTES PAYABLE AND LOAN FACILITY

Secured Borrowing

On March 7, 2013, the Company executed with Summit Financial Resources, L.P. a Hawaii limited partnership (“Summit”), a Financing and Security Agreement (“A/R Financing Facility” or “Facility”) with a maximum credit line of $250,000 in which the Company receives advances on its Eligible Receivables, as defined in the Agreement. Summit will advance up to 65% of a receivable’s face value and interest accrues on the outstanding advances at a rate of Prime + 1.25% (as of March 31, 2013 the rate on the facility was 4.50%) and a management fee of 0.4% of the receivable’s face amount is charged for each 15 day period the receivable remains unpaid. The advances are repaid upon collection of the receivables. As of March 31, 2013 the outstanding balance under the Facility was $59,836.

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of March 31, 2013 was 4.35%), and (iii) is payable upon demand. As of March 31, 2013 the balance under the line of credit was $49,812.

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.45% at March 31, 2013), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2013 was 5.45%.

Other terms of the CMA Note include:

•	The Note is unsecured.
•	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and
•	As compensation to the directors for providing the Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight line basis over the term of the Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the Board of Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the Directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized on a straight line basis over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $177,795 and $103,431 for the three months ended March 31, 2013 and March 31, 2012 respectively.

On April 29, 2013, the maturity date of the CMA Note was extended to April 29, 2014. As compensation to the CMA Directors for extending the maturity date of the CMA Note, the Board of Directors approved modifying the exercise price for the 6,300,000 compensatory stock purchase warrants previously issued to the Directors to $0.10 per share and the CMA Directors forfeited 630,000 of the warrants. Amortization of the financing costs associated with extending the CMA Note shall be amortized through interest expense over the extension term of the CMA note.

Shareholder Notes Payable

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible Shareholder Notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  No payments of interest or principal were payable until March 11, 2013.

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

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of March 31, 2013 there had been no conversions.

On October 7, 2011, the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s CMA Directors for providing the CMA Note were modified to $0.27 per share. The Company incurred $10,105 in interest expense for the repricing of the warrants. As of March 31, 2013 none of the warrants had been exercised.

On May 6, 2013, the Company issued to an existing shareholder of the Company an aggregate of $112,500 of convertible promissory notes (the “Note”). The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. No payments of interest or principal are payable until May 6, 2015.

As of July 29, 2013, seven of the ten Shareholder Notes with an outstanding balance of $558,306 including accumulated interest had either had their maturity date extended by two years or been converted to the Company’s 10% Series A Cumulative Convertible Preferred Stock. One of the Shareholder Notes with an outstanding balance of $30,000 was retired. The Company is working with the remaining two Shareholders to either extend the maturity date of their Shareholder Note or convert it to the Company’s 10% Series A Cumulative Convertible Preferred Stock. The outstanding balance including accumulated interest on these two Shareholder Notes was $62,726 on July 29, 2013.

Kiron Acquisition Notes

On June 28, 2013, the Company entered into a note subscription agreement (the "NSA") with two investors (the “Investors") pursuant to which the Company agreed to issue to the Investors senior secured convertible promissory notes due June 30, 2018 bearing semi-annual interest at ten percent (10%) (the "Acquisition Notes") in the principal amount of $200,000. The Acquisition Notes are convertible into common stock at a price equal to the greater of $0.075 per share and eighty percent (80%) of the volume weighted average 20 day trailing closing price prior to the applicable conversion date. The financing resulted in $200,000 of cash proceeds to the Company and was used for the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”). The Company's obligations under the Notes are secured by a first priority lien on all of the Kiron limited liability corporate membership and ownership interest pursuant to the terms of a security agreement ("Security Agreement") dated July 1, 2013 among the Company and the Investors.

NOTE 9      STOCKHOLDERS’ EQUITY

Common Stock and Warrants

In January 2013, under the terms of the private placement offering which commenced on May 4, 2012, the Company sold 20,000 shares of common stock at $0.25 per share and 20,000 warrants to purchase common stock at $0.35 per share for proceeds of $5,000.

In March 2013, the Company issued 200,000 shares valued at $40,000 as compensation for a business development contract.

The Company recorded $30,000 and $90,000 in amortization of deferred compensation expense during the three-month periods ended March 31, 2013 and 2012, respectively, related to 2013 and 2012 common stock and warrants issuances for services.

NOTE 10      SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.

No stock option grants were made in either the three months ended March 31, 2013 or March 31, 2012.

In total, the Company recorded $156,005 and $190,621 of stock-based compensation expense for the three month periods ended March 31, 2013 and 2012, respectively, related to employee and board member stock options and stock and warrants issued to nonemployees.  As of March 31, 2013, $411,254 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a weighted average period of approximately 1.9 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2013, there were 3,512,500 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2013:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2012	6,867,500	$0.66

Granted	-	$-

Forfeited	-	$-

Outstanding, March 31, 2013	6,867,500	$0.66

Exercisable, March 31, 2013	5,360,000	$0.69

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the three months ended March 31:

	2013	2012
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	121.4%	31.5%
Risk-Free Interest Rate	1.95%	0.91%
Expected Life of Awards, Years	10	5

The following table represents the Company’s warrant activity for the three months ended March 31, 2013:

		Weighted Average			Weighted Average
	Number of	Grant Date	Weighted Average		Remaining
	Warrants	Fair Value	Exercise Price		Contractual Life (Years)

Outstanding, December 31, 2012	12,857,926			$0.41	7.28

Granted	70,486	$0.20		$0.24
Exercised	-		$
Expired	(140,000)		$

Outstanding, March 31, 2013	12,788,412			$0.41	7.25

Exercisable, March 31, 2013	12,738,412			$0.41	7.24

The Company issued 50,486 warrants for services during the three months ended March 31, 2013 at exercise prices ranging from $0.18 to $0.23 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $10,250 and was recorded as noncash share-based compensation expense when vesting occurred. The company also issued 20,000 associated with a private placement offering at an exercise price of $0.35. The fair value of the private placement warrants was $4,135.

NOTE 11      SUBSEQUENT EVENTS

Dean Waters was appointed as the Company’s new full-time Chief Financial Officer effective April 1, 2013. Prior to assuming the position of Chief Financial Officer, Mr. Waters was an active member of Vystar’s Board of Directors since his appointment in 2008, chairing the Audit Committee and serving on the Compensation Committee. Mr. Waters will continue to serve on the Board but has stepped down from the Audit and Compensation Committees.

In April 2013, the Company sold 400,000 shares of common stock at $0.075 per share for proceeds of $30,000.

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and is convertible at a conversion price of $0.075 per common share at the option of the holder after a six month holding period. The holder may convert up to 5% of the shares to common shares per month. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. As of July 29, 2013 the Company has received $197,110 and issued 19,711 shares of preferred stock under the terms of the offering.

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement with Michael Soo, M.D., the sole member of Kiron Clinical Sleep Lab, LLC, a North Carolina limited liability company to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase. Dr. Soo has agreed to remain with Vystar/Kiron as Medical Director for the facilities and for other medical director opportunities as we expand the Kiron presence in North Carolina.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein and non-rubbers in natural rubber latex to virtually undetectable levels. With non-latex products growing at a rapid rate, the costs for these alternative materials incurred by the manufacturers of these many different products have greatly decreased with nearly all substitute materials being more expensive than NRL. This fact has changed in the past thirteen months as NRL prices have decreased and continue to fluctuate in the mid-priced zone. Supply for nitrile and neoprene has grown dramatically in the past year as additional facilities have come on line with many more planned, mostly in SE Asia. We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products and we have recently approved an ultra-low ammonia version for limited exposure on the workers in the manufacturing world. Over 9.7 million tons of NRL are produced globally of which just over 1.3 million tons are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million plus tons are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and specialty health care products such as condoms, surgical and exam gloves, catheters and other items.

We are now involved in expanding our operations, particularly increasing market acceptance and sales of Vytex NRL through our new operating agreement with Centrotrade Deutschland (CTD). As we approach the middle of the first year of this agreement we feel we are better prepared to handle the consistent orders by utilizing CTD’s ability to hedge raw material pricing, consistently produce larger quantities, store the various forms of Vytex NRL effectively, package and ship, collect and pay Vystar its royalties. The sales cycle generally starts with a laboratory analysis of Vytex NRL whereby physical properties and protein levels of the finished goods are tested by potential customers to ensure it meets the required specifications and then progresses to a full production run on the manufacturer’s equipment. CTD recently shipped a manufacturing trial order to a major producer of adhesives for use in a few different industries such as shoe adhesives and food labeling. The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance. Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle. If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review. By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.

Vystar is also in preliminary talks to license its Vytex NRL patented technologies into the alternative rubber arena by teaming up with a startup company in that realm. The market potential for this type of collaboration has yet to be determined.

For product applications requiring a lower level of ammonia, a new grade of Vytex NRL has been developed and sampling has begun for this ultra-low ammonia product grade with an alkalinity of MAX 0.15%. The targeted product applications for this product include various adhesive makers and manufacturers with factories restricted by adequate ventilation.

A further modified Vytex NRL with an even lower ammonia content is now available called Vytex NRL 05. This new product grade has an alkalinity of MAX <0.05%. The targeted product applications for this product are primarily skin contact products such as cosmetic adhesives and body paint. These two new low ammonia product offerings address the manufacturers and workers needs and also provide the end user with a less odorous product.

Recent Developments

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

This strategic acquisition was expected to be mutually beneficial by providing each company with new expansion options and potential. SleepHealth presents an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers. SleepHealth has a model that sets up sleep labs in physicians’ offices utilizing office space in the off hours to conduct diagnostic sleep studies for various sleep disorders such as obstructive sleep apnea, restless leg syndrome, and over 80 other potential issues. We have evaluated each sleep lab and targeted the lower performing labs for closure. Vystar has closed those accounts that were chronically slow payers, dedicated few nights to sleep studies, lacked the potential for DME sales, etc. and will continue to target areas where new labs that fit the SleepHealth model can be opened. As each current lab is up for renewal and new targeted accounts come into our business model, we have tailored the contracts to fit more closely with the cash flow of the labs’ payment cycles.

On October 31, 2012, Vystar and SleepHealth entered into an agreement with Specialized Sleep Diagnostics to furnish DME (durable medical equipment) to SleepHealth patients, adding a needed layer to overall patient care for those diagnosed with a sleep disorder. This is the first step to offer a full service line for SleepHealth referrals, with home sleep studies being evaluated as well. We expect these expansion projects will expand our business and we will add certified sleep technicians as growth indicates.

As we fine tune our sleep lab efforts in the existing target areas (NC, SC, GA) we are in discussion with three potential new sleep labs to come on board in the next few months. The model for new sleep labs to fit in the new scheme for SleepHealth accounts requires at least four nights per week of studies (preferably five) a three bed model with pricing scaled accordingly, and the ability to offer patients diagnosed with obstructive sleep apnea the ability under the Freedom of Choice Acts to acquire CPAP equipment and re-supply them directly through our contracts/alliances.

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement with Michael Soo, M.D., the sole member of Kiron Clinical Sleep Lab, LLC (“Kiron”), a North Carolina limited liability company to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase. Kiron provides diagnostic testing for sleep disorders including overnight Polysomnogram studies, Continuous Positive Airway Pressure (“CPAP”) titrations, Maintenance Wakefulness Tests (“MWT”) and Multiple Sleep Latency Tests (“MSLT”). Kiron accepts most insurance plans including Medicare, Blue Cross Blue Shield of North Carolina (“BCBS”), United Healthcare, Medcost, Aetna, Cigna, Wellpath and others. Kiron is also an in network provider of CPAP equipment and supplies for BCBS, United Healthcare, Wellpath and Medcost and the Kiron acquisition will enable Vystar to expand its DME/CPAP business across all of North Carolina. Dr. Soo has agreed to remain with Vystar/Kiron as Medical Director for the facilities and for other medical director opportunities as we expand the Kiron presence in North Carolina.

As a result of the acquisitions, Vystar Corporation will be comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and DME businesses.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 and 2012 were $296,578 and $124,028, respectively, for an increase of $172,550 or 139.12%. The increase in revenues was due to the $286,403 in fees from SleepHealth, offset by the decrease in Vytex sales of $113,853.

Operating Expenses

	Three Months Ended
	March 31,		$	%
	2013	2012	Change	Change
OPERATING EXPENSES:
Sales and marketing	$82,304	$95,496	$(13,192)	(13.8)%
General and administrative	522,147	431,255	90,892	21.1%
Research and development	10,886	8,433	2,453	29.1%
	$615,337	$535,184	$80,153	15.00%

Our operating expenses were $615,337 and $535,184 for the three months ended March 31, 2013 and 2012, respectively, for an increase of $80,153 or 15.00%.   The increase resulted primarily from the addition of SleepHealth personnel and operating expenses of $145,000 offset by a reduction administrative costs in the legacy Vystar business.

For the three months ended March 31, 2013 and 2012, sales and marketing expenses were $82,304 and $95,496, respectively.  The decrease of $13,192 resulted primarily from a decrease in commissions paid on Vytex sales. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the three months ended March 31, 2013 and 2012, general and administrative expenses were $522,147 and $431,255, respectively.  The increase of $90,891 is primarily composed of increases in personnel and overhead expenses associated with the SleepHealth acquisition. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended March 31, 2013 was $10,886 for research and development expenses compared to $8,433 for the three months ended March 31, 2012 for an increase of $2,453 or 29.1%.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2013, consisted of $60 of other expense and interest expense of $227,204. This compares to $5,250 of other income, $84 of interest income, and interest expense of $138,487 for the three months ended March 31, 2012.

Net Loss

Net loss was $790,880 and $684,992 for the three months ended March 31, 2013 and 2012, respectively, an increase of $105,888 or 15.5% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had current assets of $372,182, including $58,700 in cash, and $3,209,759 of current liabilities, or negative working capital of $2,837,577.  We use working capital to finance our ongoing operations and since those operations do not currently cover our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenues, an on-going private placement of preferred stock and opportunistic private placements of debt securities.    As the Company’s product continues to gain market acceptance, the Company expects sales in 2013 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2013 and beyond.  If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2013, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2013 and 2012, net cash used by operations was $151,357 and $373,906 respectively.  The negative cash flow for the three months ended March 31, 2013 resulted primarily from the net loss of $790,880 reduced by non-cash charges related to non-cash share-based compensation expense of $156,005 and amortization expense of $196,935.  The negative cash flow for the three months ended March 31, 2012 resulted primarily from the net loss of $684,992 reduced by non-cash charges related to non-cash share-based compensation expense of $202,541 and amortization expense of $124,004.

Net cash used in investing activities for the three months ended March 31, 2013 was $2,048 of legal and other costs associated with our patents, compared to $15,197 for the three months ended March 31, 2012 for similar legal and other costs associated with our patents.

Net cash provided by financing activities for the three months ended March 31, 2013 was $120,186 comprised of $5,000 in proceeds from the sale of common stock and warrants, $70,000 under the CMA Note, and net proceeds of $45,186 from other financings.  Net cash provided by financing activities for the three months ended March 31, 2012 was $707,925 comprised of $646,800 in proceeds from the sale of common stock and $61,125 in proceeds from the related party line of credit.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

               (A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

 None.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the quarter ended March 31, 2013, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)     Common Stock and Warrant Financings

From December 31, 2012 through March 31, 2013, the Company issued 20,000 shares of its common stock at a price of $0.20 per share.

From December 31, 2012 through March 31, 2013, the Company issued warrants to purchase 70,486 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
20,000	$0.35
4,348	$0.23
5,556	$0.18
5,556	$0.18
13,044	$0.23
13,044	$0.18
3,125	$0.20
4,313	$0.20
1,500	$0.20

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description

3.3	Articles of Amendment to the Articles of Incorporation of Vystar Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: July 26, 2013	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 26, 2013		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)

