Form 10-Q/A
period 2013-03-31
Vystar Corp
filed 2013-07-31
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

ITEM6.	EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

* These exhibits were previously included in Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

** In accordance with Regulation S-T, the XBRL related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: July 31, 2013	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2013		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)