Form 10-Q
period 2013-08-30
Vystar Corp
filed 2013-08-30
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of August 30, 2013, there were 32,101,285 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2013

Part I.       FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$209,145	$91,919
Accounts receivable, net of allowance for uncollectible amount of $173,832 and $33,745 at June 30, 2013 and December 31, 2012, respectively	150,404	246,694
Inventory	3,449	3,449
Prepaid expenses	42,868	97,755
Other	10,748	5,357
Total current assets	416,614	445,174

Property and equipment, net	183,988	220,554

Other assets
Intangible assets, net	226,476	306,176
Deferred financing costs	-	218,845
Deposits	4,421	4,421

Total assets	$831,499	$1,195,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$697,598	$472,296
Accrued compensation	165,370	70,133
Accrued expenses	178,592	214,939
Related party line of credit	1,499,875	1,429,875
Bank line of credit	49,738	49,850
A/R financing facility	8,502	-
Shareholder notes payable	-	518,320
Current portion of long term debt	57,286	142,435
Total current liabilities	2,656,961	2,897,848

Long term debt, net of current portion	735,432	42,287
Total liabilities	3,392,393	2,940,135

Stockholders' deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 26,968 shares issued and outstanding on June 30, 2013; none issued and outstanding on June 30, 2012	3	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 28,207,184 and 23,020,518 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,821	2,302
Additional paid-in capital	19,307,205	18,733,280
Deferred compensation	(15,000)	(75,000)
Accumulated deficit	(21,855,923)	(20,405,547)
Total stockholders' deficit	(2,560,894)	(1,744,965)

Total liabilities and stockholders' deficit	$831,499	$1,195,170

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	$237,874	$20,419	$534,451	$144,447

Cost of revenues	166,422	2,800	411,279	143,483
Gross profit	71,452	17,619	123,172	964

Operating expenses
Sales and marketing, including non-cash share-based compensation of $33,097 and $11,612 for the three months ended June 30, 2013 and 2012, respectively and $63,097 and $32,607 for the six months ended June 30, 2013 and 2012, respectively	53,027	118,848	135,331	214,344
General and administrative, including non-cash share-based compensation of $124,687 and $75,007 for the three months ended June 30, 2013 and 2012, respectively and $250,692 and $244,632 for the six months ended June 30, 2013 and 2012, respectively	586,285	327,927	1,108,431	759,182
Research and development	8,748	14,642	19,634	23,075
Total operating expenses	648,060	461,417	1,263,396	996,601

Loss from operations	(576,608)	(443,798)	(1,140,224)	(995,637)

Other income (expense)
Other income	2,500	-	2,440	5,250
Interest income	6,541	216	6,541	300
Interest expense, including amortization of deferred financing costs	(91,929)	(140,943)	(319,133)	(279,430)
Net loss	$(659,496)	$(584,525)	$(1,450,376)	$(1,269,517)

Basic and Diluted Loss per Share	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	25,723,851	20,283,298	24,822,740	18,991,299

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30 ,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,450,376)	$(1,269,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	313,789	289,160
Allowance for uncollectible accounts receivable	140,087	-
Depreciation	35,497	445
Amortization of intangibles	14,393	6,654
Amortization of deferred financing costs	231,502	246,296

(Increase) decrease in assets
Accounts receivable	(43,797)	(8,704)
Inventory	-	41,239
Prepaid expenses	54,887	(3,194)
Other	(5,391)	102
Increase (decrease) in liabilities
Accounts payable	225,302	(136,527)
Accrued compensation and expenses	58,890	(11,054)

Net cash used in operating activities	(425,217)	(845,100)

Cash flows from investing activities
Proceeds from sale of equipment	1,069	-
Cost of patents	(2,048)	(24,819)

Net Cash used in investing activities	(979)	(24,819)

Cash flows from financing activities
Payments of notes payable	(62,262)	-
Proceeds from Shareholder Notes	212,500	-
Proceeds from related party line of credit	70,000	61,125
Proceeds from A/R facility	8,502	-
Deferred financing costs	-	(10,000)
Issuance of preferred stock	269,682	-
Issuance of common stock	45,000	1,189,049

Net cash provided by financing activities	543,422	1,240,174

Net (decrease) increase in cash	117,226	370,255

Cash – beginning of period	91,919	16,659

Cash – end of period	$209,145	$386,914

Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$83,663	$20,761

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2013 and 2012.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivable.  Cash held in banks in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  While the Company monitors its cash balances on a regular basis and adjusts the balances as appropriate, these balances could be impacted if the underlying financial institutions fail.  To date, the Company has experienced no loss or lack of access to its cash; however, the Company can provide no assurances that access to its cash will not be impacted by adverse conditions in the financial markets.

Inventory

Inventory consisting of Vytex NRL is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method.

Loss Per Share

Because the Company reported a net loss for the six month periods ended June 30, 2013 and 2012, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 7,738,350 shares and 6,487,500 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, as their effect would be anti-dilutive.  Warrants to purchase 11,855,352 shares and 10,177,774 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2013 approximate market interest rates for the respective borrowings.

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

On September 13, 2012, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) to purchase all the outstanding membership and ownership interests of SleepHealth, LLC , a Georgia limited liability company (“SleepHealth”) and on the same date completed such purchase (the “Purchase”). This strategic acquisition was expected to be mutually beneficial by providing each company with new expansion options. As a result of the substantive changes to the projected future results of the SleepHealth segment, management determined there to be a triggering event and accordingly completed an evaluation of the carrying value of goodwill. This evaluation resulted in impairment to goodwill of $67,355, leaving the goodwill balance at $640 as of June 30, 2013. The impairment charge was netted against a Notes Payable due the previous owner of SleepHealth.

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the pro-forma earnings information for the six months ended June 30, 2012, as if the acquisition had occurred effective January 1, 2012. As such, the actual and pro-forma earnings information for the six months ended June 30, 2013 and June 30, 2012 was as follows:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Vystar	SleepHealth	Consolidated	Vystar	SleepHealth	Consolidated

Revenues, net	$15,339	$519,112	$534,451	$144,447	$579,080	$723,527

Cost of revenues	4,167	407,112	411,279	143,483	399,734	543,217
Gross profit (loss)	11,172	112,000	123,172	964	179,346	180,310

Operating expenses
Sales and marketing	135,331	-	135,331	214,344	355	214,699
General and administrative	881,814	226,617	1,108,431	759,182	203,388	962,570
Research and development	19,634	-	19,634	23,075	-	23,075
Total operating expenses	1,036,779	226,617	1,263,396	996,601	203,743	1,200,344

Loss from operations	(1,025,607)	(114,617)	(1,140,224)	(995,637)	(24,397)	(1,020,034)

Other income (expense)
Other income	(60)	2,500	2,440	5,250	-	5,250
Interest income	7	6,534	6,541	300	-	300
Interest expense	(311,079)	(8,054)	(319,133)	(279,430)	(8,463)	(287,893)

Net loss	$(1,336,739)	$(113,637)	(1,450,376)	$(1,269,517)	$(32,860)	$(1,302,377)

Loss per Share	$(0.05)	$(0.01)	(0.06)	$(0.07)	$(0.00)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding			24,822,740			19,627,397

The 2012 supplemental pro forma earnings were adjusted to include $6,732 of amortization costs related to $48,000 in recorded intangible assets and a depreciation adjustment of $2,904. The shares outstanding used in calculating the loss per share for 2012 was adjusted to include the 636,098 shares issued as part of the purchase price assuming they had been issued on January 1, 2012.

NOTE 4	LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses.  At June 30, 2013, the Company had cash of $209,145 and a deficit in working capital of $2,240,347.  Further, at June 30, 2013, the accumulated deficit amounted to $21,855,923.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012

Furniture, fixtures, and equipment
Vystar Division	$39,785	$39,785
Accumulated depreciation	(39,030)	(38,639)
Net Vystar property and equipment	755	1,146

SleepHealth Division	239,773	240,842
Accumulated depreciation	(56,540)	(21,434)
Net SleepHealth property and equipment	183,233	219,408

Furniture, fixtures, and equipment, net total	$183,988	$220,554

Depreciation expense for the three months ended June 30, 2013 and 2012 was $17,637 and $222, respectively and for the six months ended June 30, 2013 and 2012 was $35,497and $445, respectively.

NOTE 6	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	June 30, 2013	December 31, 2012

Patents	$232,564	$230,516
Trademarks & trade name	28,072	28,072
Physicians relationships	29,000	29,000
Goodwill (not amortizable)	640	67,995
Subtotal	290,276	355,583
Accumulated amortization	(63,800)	(49,407)

Intangible assets, net	$226,476	$306,176

Amortization expense for three months ended June 30, 2013 and 2012 was $7,200 and $3,402, respectively, and for the six months ended June 30, 2013 and 2012 was $14,393 and $6,654, respectively.

NOTE 7	INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2013 and 2012 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8	NOTES PAYABLE AND LOAN FACILITY

Secured Borrowing

On March 7, 2013, the Company executed with Summit Financial Resources, L.P. a Hawaii limited partnership (“Summit”), a Financing and Security Agreement (“A/R Financing Facility” or “Facility”) with a maximum credit line of $250,000 in which the Company receives advances on its Eligible Receivables, as defined in the Agreement. Summit will advance up to 65% of a receivable’s face value and interest accrues on the outstanding advances at a rate of Prime + 1.25% (as of June 30, 2013 the rate on the facility was 4.50%) and a management fee of 0.4% of the receivable’s face amount is charged for each 15 day period the receivable remains unpaid. The advances are repaid upon collection of the receivables. As of June 30, 2013, the outstanding balance under the Facility was $8,502.

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of June 30, 2013 was 4.35%), and (iii) is payable upon demand. As of June 30, 2013 the balance under the line of credit was $49,738.

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.44% at June 30, 2013), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2013 was 5.45%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $20,329 and $89,435 for the three months ended June 30, 2013 and 2012 and $198,124 and $192,866 for the six months ended June 30, 2013 and 2012 respectively.

On April 29, 2013, the maturity date of the CMA Note was extended to April 29, 2014. As compensation to the CMA Directors for extending the maturity date of the CMA Note, the Board of Directors approved modifying the exercise price for the 6,300,000 compensatory stock purchase warrants previously issued to the Directors to $0.10 per share and the CMA Directors forfeited 630,000 of the warrants. Amortization of the financing costs associated with extending the CMA Note was amortized through interest expense.

Shareholder Notes Payable

On March 11, 2011, the Company issued to seven existing shareholders of the Company an aggregate of $400,000 of convertible Shareholder Notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  The principal and accrued interest came due on March 11, 2013. Four of the holders of these notes with a total initial principal amount of $200,000 agreed to convert their notes and accumulated interest to the Company’s 10% Series A Cumulative Convertible Preferred Stock. One holder of a note with an initial principal balance of $150,000 agreed to extend the maturity date until March 11, 2015. The Company is working with the remaining two Shareholders to either extend the maturity date of their Shareholder Note or convert it to the Company’s 10% Series A Cumulative Convertible Preferred Stock. The outstanding balance including accumulated interest on these two Shareholder Notes was $63,069 on August 30, 2013.

On May 31, 2011, the Company issued to three existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes (the “Shareholder Notes”) together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such Shareholder Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) are convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.49 of principal and interest for each such share. Accumulated interest and principal came due on May 31, 2013. One of the Shareholder Notes with an outstanding balance of $30,000 was retired. The holders of the other two Shareholder Notes issued on May 31, 2011 having an initial principal balance of $100,000 agreed to extend the maturity date by two years and these notes with accumulated interest will be due on May 31, 2015.

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and was reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with this transaction, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes and an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58%.

The current base conversion price for the Shareholder Notes is $0.68 per share or 1,470.59 shares of the Company’s common stock for each $1,000 of principal and accrued interest. As of June 30, 2013 there had been no conversions.

On October 7, 2011, the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s CMA Directors for providing the CMA Note were modified to $0.27 per share. The Company incurred $10,105 in interest expense for the repricing of the warrants. As of June 30, 2013 none of the warrants had been exercised.

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

Kiron Acquisition Notes

On June 28, 2013, the Company entered into a note subscription agreement (the "NSA") with two investors (the “Investors") pursuant to which the Company agreed to issue to the Investors senior secured convertible promissory notes due June 30, 2018 bearing semi-annual interest at ten percent (10%) (the "Acquisition Notes") in the principal amount of $200,000. The Acquisition Notes are convertible into common stock at a price equal to the greater of $0.075 per share or eighty percent (80%) of the volume weighted average 20 day trailing closing price prior to the applicable conversion date. The financing resulted in $200,000 of cash proceeds to the Company and was used for the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”). The Company's obligations under the Notes are secured by a first priority lien on all of the Kiron limited liability corporate membership and ownership interest pursuant to the terms of a security agreement ("Security Agreement") dated July 1, 2013 among the Company and the Investors.

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

In April 2013, the Company sold 400,000 shares of common stock at $0.075 per share for proceeds of $30,000. The Company also issued 4,433,333 to investors in the Company’s 2012 private placement of common stock who were the beneficiary of a “ratchet clause” trigger.

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and is convertible at a conversion price of $0.075 per common share at the option of the holder after a six month holding period. The holder may convert up to 5% of the shares to common shares per month. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. As of August 30, 2013 the Company has received net investment of $197,110 and issued 19,711 shares of preferred stock under the terms of the offering. The Company has also issued an additional 10,374 shares of preferred stock in connection with the conversion of four of the Shareholder Notes issued on March 11, 2011 with a collective outstanding balance including accumulated interest on the date of conversion of $103,740 (please see Note 8 for more detail).

On June 28, 2013, the Company issued 133,333 common shares to its CEO, William R. Doyle in lieu of expense reimbursement.

On July 1, 2013, the Company issued to the prior owner of Kiron Clinical Sleep Lab, LLC (“Kiron”), Michael Soo, M.D. a total of 727,434 common shares in connection with the purchase of Kiron.

On August 8, 2013, the Company issued a total of 239,733 common shares upon the cashless warrant exercise of 429,000 of the Company’s outstanding and exercisable warrants.

On August 28, 2013, the Company issued a total of 3,300,000 common shares as compensation for an amendment to the Company’s Consulting Agreement with Blue Oar Consulting, Inc.

The Company recorded $60,000 and $90,000 in amortization of deferred compensation expense during the six month period ended June 30, 2013 and 2012, respectively, related to 2013 and 2012 common stock and warrants issuances for services.

NOTE 10	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.   The following assumptions were used for option awards during the six months ended June 30, 2013. There were no option awards granted during the six months ended June 30, 2012:

•	Expected Dividend Yield – because we do not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – volatility based our own trading activity was used to determine expected volatility;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and
•	Expected Life of Awards – because we have minimal experience with the exercise of options or warrants for use in determining the expected life for each award, we used the option’s contractual term as the expected life.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the six months ended June 30, 2013:

2013
Expected Dividend Yield	0.00%
Expected Volatility of Stock Price	119.9%
Risk-Free Interest Rate	1.86%
Expected Life	10 years
Weighted Average Fair Value at Grant Date	$0.15/share

In total, the Company recorded $157,784 and $86,618 of stock-based compensation expense for the three month periods ended June 30, 2013 and 2012, respectively and $313,789 and $277,239 of stock-based compensation expense for the six month periods ended June 30, 2013 and 2012, respectively, related to employee and board member stock options and stock and warrants issued to nonemployees.  As of June 30, 2013, $483,436 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately 3 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2013, there were 2,261,650 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2013:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2012	6,867,500	$0.66

Granted	1,250,000	$0.15

Forfeited	379,150	$0.59

Outstanding, June 30, 2013	7,738,350	$0.57

Exercisable, June 30, 2013	5,671,600	$0.63

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the six months ended June 30:

	2013	2012
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	123.9%	31.57%
Risk-Free Interest Rate	1.47%	0.78%
Expected Life of Awards, Years	6.83	4.5

The following table represents the Company’s warrant activity for the six months ended June 30, 2013:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)

Outstanding, December 31, 2012	12,857,926		$0.41	7.28
Granted	315,689	$0.12	$0.06
Exercised	-	$	$
Expired/Forfeited	(1,318,263)	$	$1.06

Outstanding, June 30, 2013	11,855,352		$0.22	7.56

Exercisable, June 30, 2013	11,805,352		$0.22	7.55

The Company issued 195,689 warrants for services during the six months ended June 30, 2013 at exercise prices ranging from $0.05 to $0.23 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $20,060 and was recorded as noncash share-based compensation expense when vesting occurred. The Company also issued 20,000 warrants associated with a private placement offering of the Company’s common stock at an exercise price of $0.35. The fair value of the private placement warrants was $3,502. In addition, the Company issued 100,000 warrants associated with a private placement offering of the Company’s Shareholder Notes at an exercise price of $0.10 and a fair value of $1,930.

NOTE 11	SUBSEQUENT EVENTS

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement with Michael Soo, M.D., the sole member of Kiron Clinical Sleep Lab, LLC (“Kiron”), a North Carolina limited liability company to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase. Dr. Soo has agreed to remain with Vystar/Kiron as Medical Director for the facilities and for other medical director opportunities as the Company expands the Kiron presence in North Carolina. The Company is currently undertaking an audit of Kiron’s financial results for the year ended 2011 and 2012 as well as the 6 months ended June 30, 2013. The Company expects to file an 8-K with respect to the final audit by September 11, 2013.

On August 28, 2013, the European Patent Office issued a Decision to Grant Vystar’s patent application under European Patent Number 1 902 089 titled “Decreasing Allergenicity of Natural Latex Rubber Prior to Vulcanization” greatly expanding the territory covered by the Company’s intellectual property portfolio. The mention of the grant is being published in the European Patent Bulletin 13/35 dated 28 August 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein and non-rubbers in natural rubber latex to virtually undetectable levels. With non-latex products growing at a rapid rate, the costs for these alternative materials incurred by the manufacturers of these many different products have greatly decreased with nearly all substitute materials being more expensive than NRL. This fact has changed in the past thirteen months as NRL prices have decreased and continue to fluctuate in the mid-priced zone. Supply for nitrile and neoprene has grown dramatically in the past year as additional facilities have come on line with many more planned, mostly in SE Asia. We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products and we have recently approved an ultra-low ammonia version for limited exposure on the workers in the manufacturing world. Recent industry estimates have the total rubber market at 11 million dry metric tons of which just over 1.2 million tons are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million plus tons are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and specialty health care products such as condoms, surgical and exam gloves, catheters and other items.

We are now involved in expanding our operations, particularly increasing market acceptance and sales of Vytex NRL through our new operating agreement with CT Group (“CT”). As we approach the middle of the first year of this agreement we feel we are better prepared to handle the consistent orders by utilizing CT’s ability to hedge raw material pricing, consistently produce larger quantities, store the various forms of Vytex NRL effectively, package and ship, collect and pay Vystar its royalties. The sales cycle generally starts with a laboratory analysis of Vytex NRL whereby physical properties and protein levels of the finished goods are tested by potential customers to ensure it meets the required specifications and then progresses to a full production run on the manufacturer’s equipment. CT recently shipped a manufacturing trial order to a major producer of adhesives for use in a few different industries such as shoe adhesives and food labeling. The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance. Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle. If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review. By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.

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

A further modified Vytex NRL with even lower ammonia content is now available called Vytex NRL 05. This new product grade has an alkalinity of MAX <0.05%. The targeted product applications for this product are primarily skin contact products such as cosmetic adhesives and body paint. These two new low ammonia product offerings address the manufacturers and workers needs and also provide the end user with a less odorous product.

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

On October 31, 2012, Vystar and SleepHealth entered into an agreement with Specialized Sleep Diagnostics to furnish durable medical equipment (“DME”) to SleepHealth patients, adding a needed layer to overall patient care for those diagnosed with a sleep disorder. This is the first step to offer a full service line for SleepHealth referrals, with home sleep studies being evaluated as well. We expect these expansion projects will expand our business and we will add certified sleep technicians as growth indicates.

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

On August 28, 2013, Vystar entered into a stock-based (3,300,000 shares) business consulting arrangement with Blue Oar, Inc. of Palm Springs, CA after discussions covering a period of time back to February 2013. Blue Oar offers a world-class research function with methodologies that enable Vystar to manage the combined businesses of specialized raw material natural rubber latex (Vytex NRL), foam end products, sleep diagnostic related services and DME offerings in today's rapidly changing and increasingly regulated business environment. Blue Oar provides business consulting advice and introductions in three key areas; strategic business relationships, funding relationships, and liquidity. Blue Oar will identify companies which may be a good strategic fit with our current business model’s two segments and make sense as potential business relationships, partnership candidates and possible merger and acquisition targets. Blue Oar will also introduce potential funding relationships who provide purchase order financing, factoring, equity financing and other forms of financing. Blue Oar also will improve the Company’s liquidity by introducing the Company to accredited investors, funds, and large retail investors.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012

Revenues

Revenues for the three months ended June 30, 2013 and 2012 were $237,874 and $20,419, respectively, for an increase of $217,455 or 1,065%. The increase in revenues was due to the $232,710 in fees from SleepHealth, offset by the decrease in Vytex sales of $15,255.

Operating Expenses

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
OPERATING EXPENSES:
Sales and marketing	$53,027	$118,848	$(65,821)	(55.4)%
General and administrative	586,285	327,927	258,358	78.8%
Research and development	8,748	14,642	(5,894)	(40.3)%
	$648,060	$461,417	$186,643	40.5%

Our operating expenses were $648,060 and $461,417 for the three months ended June 30, 2013 and 2012, respectively, for an increase of $186,643 or 40.5%.   The increase resulted primarily from the addition of SleepHealth personnel and operating expenses of $81,643 and an increase of general and administrative costs in the legacy Vystar business of $258,358 offset by a reduction in sales and marketing expense of $65,821.

For the three months ended June 30, 2013 and 2012, the decrease of $65,821 in sales and marketing expenses resulted primarily from a decrease in commissions paid on Vytex sales and the elimination of the VP of Technical Sales and VP of Marketing positions. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities

For the three months ended June 30, 2013 and 2012, general and administrative expenses were $586,285 and $327,927, respectively.  The increase of $258,358 is primarily composed of increases in personnel and overhead expenses associated with the SleepHealth acquisition and the appointment of a full-time chief financial officer. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended June 30, 2013 was $8,748 for research and development expenses compared to $14,642 for the three months ended June 30, 2012 for a decrease of $5,894 or 40.3%.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2013, consisted of $2,500 of other income, interest expense of $91,928 and interest income of $6,541. This compares to $0 of other income, $216 of interest income and interest expense of $140,943 for the three months ended June 30, 2012.

Net Loss

Net loss was $659,496 and $584,525 for the three months ended June 30, 2013 and 2012, respectively, an increase of $74,971 or 12.8% in the net loss.

Comparison of the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2013 and 2012 were $534,451 and $144,447, respectively, for an increase of $390,004 or 270.0%. The increase in revenues was due to the $519,112 in fees from SleepHealth, offset by the decrease in Vytex sales of $129,108.

Operating Expenses

	Six Months Ended
	June 30,		$	%
	2013	2012	Change	Change
OPERATING EXPENSES:
Sales and marketing	$135,331	$214,344	$(79,013)	(36.9)%
General and administrative	1,108,431	759,182	349,249	46.0%
Research and development	19,634	23,075	(3,441)	(14.9)%
	$1,263,396	$996,601	$266,795	26.8%

Our operating expenses were $1,263,396 and $996,601 for the six months ended June 30, 2013 and 2012, respectively, for an increase of $266,795 or 26.8%.   The increase resulted primarily from the addition of SleepHealth personnel and operating expenses of $226,617 and an increase of general and administrative costs in the legacy Vystar business of $122,632 offset by a reduction in sales and marketing expense of $79,013.

For the six months ended June 30, 2013 and 2012, the decrease of $79,013 in sales and marketing expenses resulted primarily from a decrease in commissions paid on Vytex sales and the elimination of the VP of Technical Sales and VP of Marketing positions. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities

For the six months ended June 30, 2013 and 2012, general and administrative expenses were $1,108,431 and $759,182, respectively.  The increase of $349,249 is primarily composed of increases in personnel and overhead expenses associated with the SleepHealth acquisition and the appointment of a full-time chief financial officer. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the six months ended June 30, 2013 was $19,634 for research and development expenses compared to $23,075 for the three months ended June 30, 2012 for a decrease of $3,441 or 14.9%.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2013, consisted of $2,440 of other income, interest income of $6,541 and interest expense of $319,133. This compares to $5,250 of other income, $300 of interest income and interest expense of $279,430 for the six months ended June 30, 2012.

Net Loss

Net loss was $1,450,376 and $1,269,517 for the six months ended June 30, 2013 and 2012, respectively, an increase of $180,859 or 14.2% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had current assets of $416,614, including $209,145 in cash, and $2,656,961 of current liabilities, or negative working capital of $2,240,347.  We use working capital to finance our ongoing operations and since those operations do not currently cover our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the six months ended June 30, 2013 and 2012, net cash used by operations was $425,217 and $845,100 respectively.  The negative cash flow for the six months ended June 30, 2013 resulted primarily from the net loss of $1,450,376 reduced by non-cash charges related to non-cash share-based compensation expense of $313,789 and amortization of deferred financing costs of $231,501.  The negative cash flow for the six months ended June 30, 2012 resulted primarily from the net loss of $1,269,517 reduced by non-cash charges related to non-cash share-based compensation expense of $289,160 and amortization expense of $252,950.

Net cash used by investing activities for the six months ended June 31, 2013 was $979 consisting of $2,048 used for legal and other costs associated with our patents offset by $1,069 provided by the sale of some extra equipment, compared to $24,819 used in investing activities for the six months ended June 30, 2012 for legal and other costs associated with our patents.

Net cash provided by financing activities for the six months ended June 30, 2013 was $543,422 comprised of $45,000 in proceeds from the sale of common stock and warrants, $70,000 under the CMA Note, $269,682 in proceeds from the sale of preferred stock, and net proceeds of $8,502 provided under the A/R facility offset by the use of $62,262 in payments on notes payable.  Net cash provided by financing activities for the six months ended June 30, 2012 was $1,240,174 consisting primarily of $1,189,049 of proceeds from the sale of common stock and proceeds of $61,125 from the CMA Note.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

(A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first 6 months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

 None.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended June 30, 2013, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)     Common Stock and Warrant Financings

From April 1, 2013 through June 30, 2013, the Company issued 20,000 shares of its common stock at a price of $0.20 per share and 533,333 shares of its common stock at a price of $0.075 per share.

From April 1, 2013 through June 30, 2013, the Company issued warrants to purchase 315,689 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
20,000	$0.35
4,348	$0.23
5,556	$0.18
5,556	$0.18
13,044	$0.23
16,667	$0.18
3,125	$0.20
4,313	$0.20
1,500	$0.20
12,955	$0.11
10,000	$0.10
30,000	$0.10
60,000	$0.10
10,000	$0.10
8,333	$0.06
20,000	$0.05
18,751	$0.07
28,615	$0.06
14,286	$0.07
28,640	$0.07

(b)     Stock Option Grants

From April 1, 2013 through June 30, 2013, the Company issued options to purchase 1,250,000 shares of common stock for services rendered to the Company per the following:

Options	Exercise Price Per Share
1,250,000	$0.15

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description

10.1	First Amendment to Consulting Agreement dated March 14, 2013, between Vystar Corporation and Blue Oar Consulting, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 30, 2013	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 30, 2013		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer
(Principal Financial and Accounting Officer)

