Form 10-Q/A
period 2013-06-30
Vystar Corp
filed 2013-09-05
CIK 1308027

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

ITEM 6.         EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

* These exhibits were previously included in Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013.

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

VYSTAR CORPORATION

Date: September 5, 2013	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 5, 2013		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)