Form 10-Q
period 2013-09-30
Vystar Corp
filed 2014-04-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission File Number 000-53754

VYSTAR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2484 Briarcliff Rd, #22

Suite 159

Atlanta, GA 30329

(Address of Principal Executive Offices, Zip Code)

(866) 674-5238

(Registrant's telephone number including area code)

3235 Satellite Blvd.

Building 400, Suite 290

Duluth, GA 30096

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]  NO  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X] NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  [ ]  NO  [X]

As of April 14, 2014 there were 48,143,588 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, “SleepHealth” or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, its subsidiaries and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2013

Part I.       FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September, 30 2013	December 31, 2012
ASSETS	(unaudited)

Current assets
Cash	$ 35,875	$ 91,919
Accounts receivable, net of allowance for uncollectible amount of $173,832 and $33,745 at September 30, 2013 and December 31, 2012, respectively	194,858	246,694
Inventory	3,449	3,449
Prepaid expenses	94,863	97,755
Other	8,887	5,357
Total current assets	337,932	445,174

Property and equipment, net	202,386	220,554

Other assets
Intangible assets, net	225,206	306,176
Deferred financing costs	-	218,845
Deposits	4,421	4,421

Total assets	$ 769,945	$ 1,195,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 723,661	472,296
Accrued compensation	132,195	70,133
Accrued expenses	130,665	214,939
Related party line of credit	1,499,875	1,429,875
Bank line of credit	49,737	49,850
A/R financing facility	31,036	-
Shareholder notes payable	-	518,320
Current portion of long term debt	9,732	142,435
Total current liabilities	2,576,901	2,897,848

Long term debt, net of current portion	855,958	42,287
Total liabilities	3,432,859	2,940,135

Stockholders' deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 shares issued and outstanding on September 30, 2013; none issued and outstanding on September 30, 2012	3	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 33,200,600 and 23,020,518 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,320	2,302
Additional paid-in capital	19,702,309	18,733,280
Deferred compensation	-	(75,000)
Accumulated deficit	(22,368,546)	(20,405,547)
Total stockholders' deficit	(2,662,914)	(1,744,965)

Total liabilities and stockholders' deficit	$ 769,945	$ 1,195,170

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net	$ 430,252	$ 95,553	$ 964,704	$ 240,000

Cost of revenues	245,157	63,768	656,713	207,251
Gross profit	185,095	31,785	307,991	32,749

Operating expenses
Sales and marketing, including, non-cash share-based compensation $21,538 and $6,919 for the three months ended September 30, 2013 and September 30, 2012, respectively and $84,635 and $39,526 for the nine months ended September 30, 2013 and 2012 respectively	2,703	106,330	138,035	320,674
General and administrative, including non-cash share-based compensation of $279,065 and $83,685 for the three months ended September 30, 2013 and 2012, respectively and $529,757 and $328,317 for the nine months ended September 30, 2013 and 2012 respectively	645,485	353,314	1,753,916	1,112,495
Research and development	1,500	7,789	21,134	30,864
Total operating expenses	649,688	467,433	1,913,085	1,464,033

Loss from operations	(464,593)	(435,648)	(1,605,094)	(1,431,284)

Other income (expense)
Other income	-	-	2,439	5,250
Interest income	2	222	6,543	522
Interest expense, including amortization of deferred financing costs	(47,755)	(142,440)	(366,887)	(421,870)
Net loss	$ (512,346)	$ (577,866)	$ (1,962,999)	$ (1,847,382)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.03)	$ (0.07)	$ (0.09)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	30,703,892	21,907,803	26,917,205	19,662,002

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,962,999)	$ (1,847,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	614,392	346,414
Allowance for uncollectible accounts receivable	140,087	-
Depreciation	54,265	4,103
Goodwill impairment	106,031	-
Amortization of intangibles	21,650	12,809
Amortization of deferred financing costs	244,001	333,298

(Increase) decrease in assets
Accounts receivable	(46,659)	19,221
Inventory	-	26,490
Prepaid expenses	9,076	(59,444)
Other	(3,530)	(3,324)
Increase (decrease) in liabilities
Accounts payable	224,177	(85,416)
Accrued compensation and expenses	(64,074)	80,445

Net cash used in operating activities	(663,583)	(1,172,786)

Cash flows from investing activities
Sleephealth, LLC acquisition costs	-	(34,074)
Investment in equipment	(1,328)	(1,008)
Kiron acquisition costs, net	(69,524)	-
Cost of patents	(8,035)	(37,182)

Net Cash used in investing activities	(78,887)	(72,264)

Cash flows from financing activities
Payments of notes payable	(30,061)	(5,102)
Proceeds from Shareholder Notes, net	240,769	-
Proceeds from related party line of credit	70,000	61,125
Proceeds from A/R facility	31,036	-
Deferred financing costs	-	(10,000)
Issuance of preferred stock	269,682	-
Issuance of common stock	105,000	1,230,150

Net cash provided by financing activities	686,426	1,276,173

Net (decrease) increase in cash	(56,044)	31,123

Cash – beginning of period	91,919	16,659

Cash – end of period	$ 35,875	$ 47,782
Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$ 111,012	$ 36,825

Cash paid for business combination (see Note 3)
Debt free working capital	$ (800)
Fixed assets	34,769
Goodwill	106,031
Net assets acquired	140,000
Less: cash acquired in acquisition	(20,476
Less: issuance of common stock related to acquisition	(50,000)
Cash paid to acquire Kiron Clinical Sleep Lab, LLC	$ 69,524

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL").  On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia.  SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC.  As a result of the acquisition, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a SleepHealth Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

NOTE 2

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2013 and 2012.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.  Examples include valuation allowances for deferred tax assets, provisions for bad debts, and fair values of share-based compensation.

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

Loss Per Share

Because the Company reported a net loss for the nine month periods ended September 30, 2013 and 2012, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 7,188,239 shares and 5,051,667 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, as their effect would be anti-dilutive.  Warrants to purchase 12,204,706 shares and 10,184,308 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients.  The Kiron segment recognizes revenue each month for sleep services as services are provided.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities.  In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2013 approximate market interest rates for the respective borrowings.

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

NOTE 3

ACQUISITON OF KIRON CLINICAL SLEEP LAB, LLC

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) with Michael Soo, M.D. (“Seller”), the sole member of Kiron Clinical Sleep Lab, LLC, a North Carolina limited liability company (“Kiron”) to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase (the “Purchase”). Pursuant to the Agreement, the Company:

(a)   Paid $90,000 cash to Seller;

(b)   Issued 727,434 shares of Vystar common stock to Seller; and

(c)   Shall pay two percent (2%) of Kiron’s gross receipts received by the Company after the Closing Date of the Acquisition for a period of five (5) years.

In addition, the Company agreed to pay an additional $60,000 (the “Adjustment Amount”), $10,000 in cash and $50,000 in shares of Vystar common stock, in the event the audited financial results of Kiron for the year-end 2011, 2012, and the first six (6) months of 2013 were within two percent (2%) variability of the Statement of Revenues and Expenses provided by the Seller at closing for the periods referenced above.  In the event the audited financial results were within three percent (3%) variability, fifty percent (50%) of the Adjustment Amount would be paid to the Seller.  As this calculation is subject to audit, management’s current estimate is subject to change. The current estimate of the fair value of the contingent consideration is $0.

The completed audit of Kiron’s 2011 and 2012 financial statements showed financial results that exceeded the three percent (3%) variability allowed under the Agreement and thus the $60,000 Adjustment Amount was forfeited.  In addition, the Seller resigned from the role of Medical Director and as such has forfeited the two percent (2%) of gross receipts for five (5) years that was included in the original consideration.  The Purchase Consideration was therefore adjusted to $140,000 and all initial Goodwill associated with the purchase was written-off.

At closing, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC in October 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no evidence that they will be successful.

The acquisition was accounted for as a business combination as defined by ASC Topic 805 – Business Combinations.  As of the date of this filing, the purchase price allocation and valuation has not been finalized, and is subject to change.

Value of 727,434 shares issued at $0.0688 per share	$ 50,000
Cash paid at closing	90,000
Total consideration	$ 140,000

Assets purchased:
Tangible assets:
Debt-free working capital	$ (800)
Fixed assets and equipment	34,769
Subtotal	$ 33,969

Goodwill	106,031
Write-off of Goodwill	(106,031)
Total assets purchased	$ 33,969

Net assets acquired	$ 33,969

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the nine months ended September 30, 2013, as if the acquisition had occurred effective January 1, 2012.  As such, the actual and pro-forma earnings information for the nine months ended September 30, 2013 and September 30, 2012 was as follows:

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statement of Operations

For the Nine Months Ended September 30

	2013					2012
	Vystar	Sleephealth	Kiron		Consolidated	Vystar		Sleephealth		Kiron		Consolidated
Revenues, net	$ 23,690	$ 757,614	$ 611,777		$ 1,393,081	$ 184,339		$ 880,192		$ 671,434		$ 1,735,965

Cost of revenues	4,436	593,674	261,264	(B)	859,374	166,515		505,029		285,332	(C)	956,876
Gross profit	19,254	163,940	350,513		533,707	17,824		375,163		386,102		779,089

Operating expenses
Sales and marketing	138,034	-	-		138,034	320,674		-		-		320,674
General and administrative	1,357,092	286,977	339,367		1,983,436	1,084,677		457,999		374,060		1,916,736
Research and development	21,134	-	-		21,134	30,864		-		-		30,864
Total operating expenses	1,516,260	286,977	339,367		2,142,604	1,436,215		457,999		374,060		2,268,274

Profit/(Loss) from operations	(1,497,006)	(123,037)	11,146		(1,608,897)	(1,418,391)		(82,836)		12,042		(1,489,185)

Other income (expense)
Other income	(60)	2,500	-		2,440	5,250		(86)		-		5,164
Interest income	9	6,534	-		6,543	449		73		-		522
Interest expense	(353,063)	(13,824)	-		(366,887)	(420,459)		(12,383)		-		(432,842)

Net profit/(loss)	$ (1,850,120)	$ (127,827)	$ 11,146		$ (1,966,801)	$ (1,833.151)		$ (95,232)		$ 12,042		$ (1,916,341)

Basic and diluted loss per share	$ (0.07)	(0.00)	0.00		$ (0.07)	$ (0.09)		$ (0.00)		$ 0.00		$ (0.09)

Basic and diluted weighted average number of common shares outstanding	26,917,205	26,917,205	26,917,205		26,917,205	20,389,636	(A)	20,389,636	(A)	20,389,636	(A)	20,389,636	(A)

The accompanying notes are an integral part of these financial statements.

Pro Forma Financial Statement Adjustments

The following pro forma adjustments are included in the Company’s unaudited pro forma combined financial statements:

(A)

To record the 727,434 shares of Vystar common stock, valued at $50,000 or $0.0688 per share, issued to Seller.

(B)

To record Medical Director Fee Expense of $64,600 and Medical Insurance Billing Software of $1,194 for the six month period ending June 30, 2013.

(C)

To record Medical Director Fee of $98,775 and Medical Insurance Billing Software of $1,791 for the nine month period ending September 30, 2012.

NOTE 4

LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2013, the Company had cash of $35,875 and a deficit in working capital of $2,238,969.  Further, at September 30, 2013, the accumulated deficit amounted to $22,368,546.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management has completed a year-long cost cutting and reorganization plan culminating in the closing of SleepHealth, LLC division in January 2014.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, our credit facility, accounts receivable financing, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; and the rate at which we are able to build Kiron’s Sleep Diagnostic and Durable Medical Equipment (“DME”) business.  As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

NOTE 5

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012

Furniture, fixtures, and equipment
Vystar Division	$ 39,785	$ 39,785
Accumulated depreciation	(39,114)	(38,639)
Net Vystar property and equipment	671	1,146

SleepHealth	242,170	240,842
Accumulated depreciation	(74,093)	(21,434)
Net SleepHealth property and equipment	168,077	219,408

Kiron	214,912	-
Accumulated depreciation	(181,274)	-
Net Kiron property and equipment	33,638	-

Furniture, fixtures, and equipment, net total	$ 202,386	$ 220,554

Depreciation expense for the three months ended September 30, 2013 and 2012 was $22,172 and $3,657, respectively and for the nine months ended September 30, 2013 and 2012 was $54,265 and $4,103, respectively.

NOTE 6

INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	September 30, 2013	December 31, 2012

Patents	$238,551	$230,516
Trademarks & trade name	28,072	28,072
Physicians relationships	29,000	29,000
Goodwill (not amortizable)	640	67,995
Subtotal	297,263	355,583
Accumulated amortization	(71,057)	(49,407)

Intangible assets, net	$226,206	$306,176

Amortization expense for the three months ended September 30, 2013 and 2012 was $7,257 and $6,155, respectively.  For the nine months ended September 30, 2013 and 2012, amortization was $21,650 and $12,809, respectively.

NOTE 7

INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2013 and 2012 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8

NOTES PAYABLE AND LOAN FACILITY

Secured Borrowing

On March 7, 2013, the Company executed with Summit Financial Resources, L.P. a Hawaii limited partnership (“Summit”), a Financing and Security Agreement (“A/R Financing Facility” or “Facility”) with a maximum credit line of $250,000 in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  Summit will advance up to 65% of a receivable’s face value and interest accrues on the outstanding advances at a rate of Prime + 1.25% (as of September 30, 2013 the rate on the facility was 4.50%) and a management fee of 0.4% of the receivable’s face amount is charged for each 15 day period the receivable remains unpaid.  The advances are repaid upon collection of the receivables.  As of September 30, 2013 the outstanding balance under the Facility was $31,036.

With the closing of the Sleephealth division in January of 2014, this Facility was no longer needed and on April 4, 2014 Vystar made a final payment to close this line of credit established with Summit.

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of September 30, 2013 was 4.35%), and (iii) is payable upon demand.  As of September 30, 2013 the balance under the line of credit was $49,737.

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members.  Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest, is computed at LIBOR plus 5.25% (5.47% at September 30, 2013), on amounts drawn and fees.  The weighted average interest rate in effect on the borrowings for the nine months ended September 30, 2013 was 5.48%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000.  As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note.  Amortization of the financing costs associated with the CMA Note amounted to $96,433 for the three months ended September 30, 2012 and $198,124 and $289,299 for the nine months ended September 30, 2013 and 2012 respectively.  There was no amortization cost for the three months ended September 30, 2013.

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

Shareholder Notes Payable

All of the Company’s Shareholder Promissory Notes are carried on the balance sheet at face value under Long Term Debt, net of accrued interest which is carried on the balance sheet under Accrued Expenses.

On March 11, 2011, the Company issued to seven existing shareholders of the Company an aggregate of $400,000 of convertible Shareholder Notes (the “Notes”) together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance.  Such Notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum from January 1, 2011, and (iii) are convertible into shares of the Company’s common stock at the conversion rate of $0.68 of principal and interest for each such share.  The principal and accrued interest came due on March 11, 2013.  Four of the holders of these notes with a total initial principal amount of $200,000 agreed to convert their notes and accumulated interest to the Company’s 10% Series A Cumulative Convertible Preferred Stock.  The remaining holders of notes have agreed to extend the maturity date until March 11, 2015.

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

On October 7, 2011, the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s CMA Directors for providing the CMA Note were modified to $0.27 per share.  The Company incurred $10,105 in interest expense for the repricing of the warrants.  As of September 30, 2013 none of the warrants had been exercised and all have expired.

The current base conversion price for the above referenced Shareholder Notes with an outstanding balance as of September 30, 2013 of $645,252 including accrued interest, is $0.10 per share or 6,452,530 shares of the Company’s common stock.  The face value of the Shareholder Notes is

On May 6, 2013, the Company issued to an existing shareholder of the Company an aggregate of $112,500 of convertible promissory notes (the “Note”).  The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share.  No payments of interest or principal are payable until May 6, 2015.

On September 6, 2013, the Company issued to the Chief Executive Office, William R. Doyle a convertible promissory note with a face value of $40,770 (the “Note”) in lieu of compensation.  The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share.  No payments of interest or principal are payable until September 6, 2018.

On December 30, 2013, the Company issued to the Chief Executive Office, William R. Doyle a convertible promissory note with a face value of $25,962 (the “Note”) in lieu of compensation.  The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share.  No payments of interest or principal are payable until December 30, 2015.

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

On March 6, 2014, Sound Investment Partners, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $100,000 Note converted to 1,333,334 shares of common stock and the accrued interest of $6,972 converted to 232,408 shares of common stock and 166,204 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Italia-Eire, LP converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Diamond II Investments, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.

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

Between April 2013 and August 2013 the Company sold 501,333 shares of common stock to three (3) accredited investors in a private offering. Total gross proceeds of the issuances were $37,600. No commissions were paid.  The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company also issued 4,433,333 shares to investors in the Company’s 2012 private placement of common stock who were the beneficiary of a “ratchet clause” trigger.

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

On May 30, 2013, the Company issued 133,333 common shares to its CEO, William R. Doyle in lieu of expense reimbursement.

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

As of August 29, 2013 the Company had received net investment of $197,110 and issued 19,711 shares of preferred stock under the terms of the offering.  The Company has also issued an additional 10,374 shares of preferred stock in connection with the conversion of four of the Shareholder Notes issued on March 11, 2011 with a collective outstanding balance including accumulated interest on the date of conversion of $103,740 (please see Note 8 for more detail).

Between August 1, 2013 and September 30, 2013, the Company issued 1,200,000 shares of common stock to three (3) accredited investors in a private offering.  Total gross proceeds of the issuances were $60,000. No commissions were paid.  The shares of common stock and warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Between November 1, 2013 and December 1, 2013, the Company issued 2,066,667 shares of common stock and warrants to purchase 1,033,334 shares of common stock to twelve (12) accredited investors in a private offering.  Total gross proceeds of the issuances were $62,000. No commissions were paid.  All warrants issued to investors (a) are exercisable at $0.05 per share of common stock, (b) do not have cashless exercise rights, and (c) are exercisable for two years. The shares of common stock and warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 12, 2013, the Company issued 500,000 common shares to Jason Leaf as compensation for a business development and consulting contract (“Consulting Agreement”).

On December 30, 2013, the Company issued 36,773 common shares for reimbursement of a $1,103 account payable; 346,154 common shares to its CEO, William R. Doyle in lieu of salary payable for fiscal year 2013; and 1,692,308 common shares to its CFO, Wilson D. Waters in lieu of salary payable for fiscal year 2013.

On February 26, 2014, the Company issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement executed in December 2013 with Jason Leaf and 1,500,000 common shares as compensation for a second amendment and extension to the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013.

The Company recorded $75,000 and $105,000 of deferred compensation expense during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 10

SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.   The following assumptions were used for option awards during the nine months ended September 30, 2013.  No option awards were granted during the nine months ended September 30, 2012:

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

The weighted-average assumptions used in the option pricing model for stock option grants were as follows for the nine months ended September 30, 2013:

2013

Expected Dividend Yield

0.00%

Expected Volatility of Stock Price

120.91%

Risk-Free Interest Rate

1.98%

Weighted Average Fair Value at Grant Date

$0.14/share

Expected Life of Awards, Years

10 years

In total, the Company recorded $279,065 and $75,604 of stock-based compensation expense for the three month period ended September 30, 2013 and 2012, respectively and $614,392 and $262,843 of stock-based compensation expense for the nine month periods ended September 30, 2013 and 2012, respectively, related to employee and board member stock options and stock and warrants issued to nonemployees.  As of September 30, 2013, $367,183 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately 3 years.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2013, there were 2,811,761 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2013:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2012	6,867,500	$0.66

Granted	1,439,906	$0.14

Forfeited	(1,119,167)	$0.60

Outstanding, September 30, 2013	7,188,239	$0.23

Exercisable, September 30, 2013	5,670,000	$0.29

Warrants

Warrants are issued to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the nine months ended September 30:

	2013	2012
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	125.25%	33.33%
Risk-Free Interest Rate	2.12%	0.81%
Expected Life of Awards, Years	9.10	4.7

The following table represents the Company’s warrant activity for the nine months ended September 30, 2013:

		Weighted Average		Weighted Average
	Number of	Grant Date	Weighted Average	Remaining
	Warrants	Fair Value	Exercise Price	Contractual Life (Years)
Outstanding, December 31, 2012	12,857,926		$0.41	7.28

Granted	1,094,043	$0.07	$0.09
Exercised	(429,000)		$0.075
Expired/Forfeited	(1,318,263)

Outstanding, September 30, 2013	12,204,706		$0.19	7.59

Exercisable, September 30, 2013	12,154,706		$0.19	7.41

The Company issued 974,043 warrants for services during the nine months ended September 30, 2013 at exercise prices ranging from $0.05 to $0.23 per share, exercisable over 10 years from the grant date.  All of the warrants vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $73,964 and was recorded as noncash share-based compensation expense when vesting occurred.  The Company also issued 20,000 warrants associated with a private placement offering of the Company’s common stock at an exercise price of $0.35.  The fair value of the private placement warrants was $3,502.  In addition, the Company issued 100,000 warrants associated with a private placement offering of the Company’s Shareholder Notes at an exercise price of $0.10 and a fair value of $1,930.

NOTE 11

SUBSEQUENT EVENTS

Beginning February 24, 2014 and ending on March 7, 2014, the Company issued 9,316,667 shares of common stock and warrants to purchase 4,658,333 shares of common stock to twelve (12) accredited investors in a private offering.  Total gross proceeds of the issuances were $279,500. No commissions were paid.  All warrants issued to investors (a) are exercisable at $.05 per share of common stock, (b) do not have cashless exercise rights, and (c) are exercisable for two years. The shares of common stock and warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

As noted in a press release issued March 19, 2014, Vystar announced a strategic directional shift taking it into the multi-billion dollar foam market using its patented Vytex NRL raw material.  That raw material is then transformed by its Guatemalan partner, Islatex, into foam that is whiter, lighter weight and free of the off-gassing common among competitors' memory foam products. Because Vytex NRL results in a more translucent and cleaner latex following the removal of proteins and non-rubbers, manufacturers' production costs are decreased by utilizing less chemicals, water, and processing to remove proteins, and less dyes and perfumes to cover up the yellow color and odor of non-Vytex natural rubber latex.

Vystar's alliances have been formed to include mattress and pillow producers in the United States, business development strategists, and selected retailers that are prepping for the arrival of foam pillow and mattress cores for showroom analysis, market research and select early sales efforts. Through these broad alliances, Vystar will offer a broad array of mattresses and pillows to meet consumer needs across the board. The first shipping container of foam which has been delivered to our wholesale manufacturer exemplifies the flexibility of what foam made with Vytex NRL will provide to our target audience in the global marketplace.

Vystar has moved into a targeted role in the North American foam industry and not only have specific large audiences been identified for Vytex foam but key markets and retail stores are ready to start offering mattresses and pillows for their customers. Retail is an early start but immediate sales efforts include varied avenues, and product iterations, to meet the needs of the consumer. This is the first time that Vystar will participate directly in end product sales.

Recent Developments

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) with Michael Soo, M.D. (“Seller”), the sole member of Kiron Clinical Sleep Lab, LLC, a North Carolina limited liability company (“Kiron”) to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase (the “Purchase”). Pursuant to the Agreement, the Company:

(a)   Paid $90,000 cash to Seller;

(b)   Issued 727,434 shares of Vystar common stock to Seller; and

(c)   Shall pay two percent (2%) of Kiron’s gross receipts received by the Company after the Closing Date of the Acquisition for a period of five (5) years.

In addition, the Company agreed to pay an additional $60,000 (the “Adjustment Amount”), $10,000 in cash and $50,000 in shares of Vystar common stock, in the event the audited financial results of Kiron for the year-end 2011, 2012, and the first six (6) months of 2013 were within two percent (2%) variability of the Statement of Revenues and Expenses provided by the Seller at closing for the periods referenced above.  In the event the audited financial results were within three percent (3%) variability, fifty percent (50%) of the Adjustment Amount would be paid to the Seller.  As this calculation is subject to audit, management’s current estimate is subject to change. The current estimate of the fair value of the contingent consideration is $0.

The completed audit of Kiron’s 2011 and 2012 financial statements showed financial results that exceeded the three percent (3%) variability allowed under the Agreement and thus the $60,000 Adjustment Amount was forfeited.  In addition, the Seller resigned from the role of Medical Director and as such has forfeited the two percent (2%) of gross receipts for five (5) years that was included in the original consideration.  The Purchase Consideration was therefore adjusted to $140,000 and all initial Goodwill associated with the purchase was written-off.

At closing, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC in October 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neuorolgy, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no evidence that they will be successful.

On December 24, 2013, Vystar entered into an Independent Contractor Agreement with Jamila Randolph Battle, MD, a North Carolina physician and sleep specialist, to assume the role of Medical Director for Kiron on January 1, 2014.  Dr. Battle received her undergraduate degree from Duke University and her medical degree from the University of North Carolina at Chapel Hill School of Medicine. She completed her family medicine residency at the University of Michigan, Ann Arbor. Upon completion of her training she returned to North Carolina where she practiced family medicine and served as a consulting associate at Duke Family Medicine. In 2010 she began formal training and education with The School of Sleep Medicine in Palo Alto, California and the Mayo Clinic in Rochester, MN.  In 2012, she became Board Certified in Sleep Medicine.

Since this time Kiron has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, CPAP clinics and a solid re-supply business focusing on its existing and growing patient base.

The SleepHealth, LLC (“SleepHealth”), acquisition made on September 13, was expected to be mutually beneficial by providing each company with new expansion options and presented an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers.  Since the acquisition, local hospitals have taken over several of our profitable locations, we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing with our remaining locations to a profitable level have failed.  The Durable Medical Equipment business which was a primary driver in the decision to acquire SleepHealth has never materialized and early in 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the remaining SleepHealth assets and will focus on its wholly owned Kiron facility in addition to Vystar’s growing natural rubber latex business and Vytex foam mattress and pillow offerings.

As previously noted, Vystar has been in discussions with parties in the alternate rubber arena to license its technologies for removal of proteins from alternate latex sources that have been shown to contain similar proteins.  These discussions have intensified as this alternate industry has added companies that show strong potential to fill a possible void in future demand.

The European Patent Office issued a Decision to Grant Vystar’s patent application under European Patent Number 1 902 089 titled “Decreasing Allergenicity of Natural Latex Rubber Prior to Vulcanization” greatly expanding the territory covered by the Company’s intellectual property portfolio.  The mention of the grant is being published in the European Patent Bulletin 13/35 dated 28 August 2013.  Based on its existing customer base and potential for advanced sales in Europe, Vystar focused in on three countries: Germany, Austria and Great Britain.  Proper translations and formattings have been done to put these patents in place.

Recently, after two presentations to technical audiences, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material.  Also, and after these presentations, Vystar has also started discussions with two South East Asian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas, one being a potential wholesale replacement for foam mattresses going into hospital beds that require the use of a raw material natural rubber latex with the lowest protein content possible.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012

Revenues

Revenues for the three months ended September 30, 2013 and 2012 were $430,252 and $95,553, respectively, for an increase of $334,699 or 350%.  The increase in revenues was due to the $183,400 in fees from Kiron and an increase of $182,840 in fees from SleepHealth, offset by a decrease in Vytex sales of $31,541.

Operating Expenses

	Three Months Ended
	September 30,		$	%
	2013	2012	Change	Change
OPERATING EXPENSES:
Sales and marketing	$2,703	$106,330	$(103,627)	(97.46)%
General and administrative	645,485	353,314	292,171	82.69%
Research and development	1,500	7,789	(6,289)	(80.74)%
	$649,688	$467,433	$182,255	38.99%

Our operating expenses were $649,688 and $467,433 for the three months ended September 30, 2013 and 2012, respectively, for an increase of $182,255 or 38.99%.   The increase resulted primarily from the addition of Kiron and SleepHealth personnel and operating expenses of $74 and an increase of general and administrative costs in the legacy Vystar business of $109,916 offset by a reduction in sales and marketing expense of $103,628.

For the three months ended September 30, 2013 and 2012, the decrease of $103,628 in sales and marketing expenses resulted primarily from a decrease in commissions paid on Vytex sales and the elimination of the VP of Technical Sales and VP of Marketing positions.  Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities

For the three months ended September 30, 2013 and 2012, general and administrative expenses were $645,485 and $353,314, respectively.  The increase of $292,171 is primarily composed of increases in personnel and overhead expenses associated with the Kiron and SleepHealth acquisitions and the appointment of a full-time chief financial officer.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended September 30, 2013 was $1,500 for research and development expenses compared to $7,789 for the three months ended September 30, 2012 for a decrease of $6,289 or 80.74%.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2013, consisted of interest expense of $47,755 and interest income of $2.  This compares to $222 of interest income and interest expense of $142,440 for the three months ended September 30, 2012.

Net Loss

Net loss was $512,346 and $577,866 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $65,520 or 11.34% in the net loss.

Comparison of the Nine Months Ended September 30, 2013 with the Nine Months Ended September 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013 and 2012 were $964,704 and $240,000, respectively, for an increase of $724,704 or 301.96%.  The increase in revenues was due to $183,400 of fees from Kiron, an increase of $556,949 in fees from SleepHealth, offset by the decrease in Vytex sales of $160,649.

Operating Expenses

	Nine Months Ended
	September 30,		$	%
	2013	2012	Change	Change
OPERATING EXPENSES:
Sales and marketing	$ 138,035	$ 320,674	$ (182,639)	(56.960)%
General and administrative	1,753,916	1,112,495	641,421	57.66%
Research and development	21,134	30,864	(9,730)	(31.53)%
	$ 1,913,085	$ 1,464,033	$ 449,052	30.67%

Our operating expenses were $1,913,084 and $1,464,033 for the nine months ended September 30, 2013 and 2012, respectively, for an increase of $449,052 or 30.67%.   The increase resulted primarily from the addition of Kiron and the increase in SleepHealth personnel and operating expenses of $396,823 and an increase of general and administrative costs in the legacy Vystar business of $244,598 offset by a reduction in sales and marketing expense of $182,639 and research and development expense of $9,730.

For the nine months ended September 30, 2013 and 2012, the decrease of $182,639 in sales and marketing expenses resulted primarily from a decrease in commissions paid on Vytex sales and the elimination of the VP of Technical Sales and VP of Marketing positions.  Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the nine months ended September 30, 2013 and 2012, general and administrative expenses were $1,753,916 and $1,112,495, respectively.  The increase of $641,421 is primarily composed of increases in personnel and overhead expenses associated with the Kiron and SleepHealth acquisitions and the appointment of a full-time chief financial officer.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the nine months ended September 30, 2013 was $21,134 for research and development expenses compared to $30,864 for the nine months ended September 30, 2012 for a decrease of $9,730 or 31.53%    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the nine months ended September 30, 2013, consisted of $2,440 of other income, interest income of $6,543 and interest expense of $366,887.  This compares to $5,250 of other income, $522 of interest income and interest expense of $421,870 for the nine months ended September 30, 2012.

Net Loss

Net loss was $1,962,999 and $1,847,382 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $115,617 or 6.26% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had current assets of $337,932, including $35,875 in cash, and $2,576,901 of current liabilities, or negative working capital of $2,238,969.  We use working capital to finance our ongoing operations and since those operations do not currently cover our operating costs, managing working capital is essential to our company’s future success.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  Vystar Management recently completed a year-long expense reduction and reorganization plan culminating with the closing of the Sleephealth division in January 2014.  Management plans to finance future operations through the use of cash on hand, increased revenues, and opportunistic private placements of common stock, preferred stock and debt securities.  As the Company’s product continues to gain market acceptance, the Company expects sales in 2013 and beyond to continually increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2014 and beyond.  If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2014, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the nine months ended September 30, 2013 and 2012, net cash used in operations was $663,583 and $1,172,786 respectively.  The negative cash flow for the nine months ended September 30, 2013 resulted primarily from the net loss of $1,962,999 reduced by non-cash charges related to non-cash share-based compensation expense of $614,392 and amortization of deferred financing costs of $244,001.  The negative cash flow for the nine months ended September 30, 2012 resulted primarily from the net loss of $1,847,382 reduced by non-cash charges related to non-cash share-based compensation expense of $346,414 and amortization expense of $346,107.

Net cash used by investing activities for the nine months ended September 30, 2013 was $78,887 consisting of $8,035 used for legal and other costs associated with our patents, $69,524 for the acquisition of Kiron, and $1,328 for equipment purchases, compared to $72,264 used in investing activities for the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $686,426 comprised of $105,000 in proceeds from the sale of common stock and warrants, $70,000 under the CMA Note, $269,682 in net proceeds from the sale of preferred stock, $240,769 in net proceeds from shareholder notes, and net proceeds of $31,036 provided under the A/R facility offset by the use of $30,061 in payments on notes payable.  Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,276,173 consisting primarily of $1,230,150 of proceeds from the sale of common stock and proceeds of $61,125 from the CMA Note.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

               (A)     Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first 9 months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

At closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC in October 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neuorolgy, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no evidence that they will be successful.

On March 26, 2014, Vystar settled a potential suit by a former contractor of which the terms remain confidential.  The effect of will be an elimination of an account payable in the amount of $15,000 for $750.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended September 30, 2013, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)     Common Stock and Warrant Financings

From January 1, 2013 through September 30, 2013, the Company issued 20,000 shares of its common stock at a price of $0.25 per share; 1,167,999 shares of its common stock at a price of $0.075 per share; 727,434 shares of its common stock at a price of $0.0688 per share; and 863,182 shares of its common stock at a price of $0.05 per share.

From January 1, 2013 through September 30, 2013, the Company issued warrants to purchase 1,094,043 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price Per Share
40,000	$0.05
36,948	$0.06
692,545	$0.07
33,363	$0.08
28,540	$0.09
123,249	$0.10
12,955	$0.11
28,900	$0.12
16,768	$0.14
6,667	$0.15
27,779	$0.18
8,938	$0.20
17,392	$0.23
20,000	$0.35

(b)     Stock Option Grants

From July 1, 2013 through September 30, 2013, the Company issued employee incentive options to purchase 1,439,906 shares of common stock per the following:

Options	Exercise Price Per Share
1,250,000	$0.15
189,906	$0.07

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index

Number	Description

3.4 *	Articles of Amendment to Articles of Incorporation dated September 20, 2013

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: April 14, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 14, 2014		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William R. Doyle, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Vystar Corporation (the “Company”) for the quarter ended September 30, 2013;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: April 14, 2014	By:	/s/ William R. Doyle
Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, W. Dean Waters, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Vystar Corporation (the “Company”) for the quarter ended September 30, 2013;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: April 14, 2014	By:	/s/ W. Dean Waters
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vystar Corporation (the “Company”) on Form 10-Q for the Quarter Ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, William R. Doyle, Chairman, President and Chief Executive Officer of the Company, and W. Dean Waters, Chief Financial Officer of the Company, each do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William R. Doyle
William R. Doyle
Chairman, President and Chief Executive Officer
April 14, 2014

/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer
April 14, 2014

A signed original of this written statement required by Section 906 has been provided to Vystar Corporation and will be retained by Vystar Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Vystar Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.