Form 10-K
period 2013-12-31
Vystar Corp
filed 2014-05-30
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53754

VYSTAR CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	20-2027731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2484 Briarcliff Road Suite 159, #22, Atlanta, GA	30329
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   866-674-5238

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of May 29, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on May 29, 2014) was $4,307,462.  See Item 12.

As of May 29, 2014, there were 48,143,588 shares of the registrant’s Class A common stock outstanding and 30,085 shares of the registrant’s Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2013

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

The above mentioned risk factors are not all-inclusive.  Given these uncertainties and that such statements, speak only as of the date made; you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.   BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). In addition, on September 13, 2012, we acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia. SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC.  As a result of both acquisitions, Vystar Corporation was comprised of three segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology, a SleepHealth Division focused on the third-party management of sleep diagnostic labs and Durable Medical Equipment (“DME”) business, and a Kiron Division providing full sleep medicine services including clinical, diagnostic and treatment.  Vystar has since essentially closed the SleepHealth and focused on growing Kiron and its vertical integration as opposed to the underperforming SleepHealth managed labs and the never realized promise of DME business.

The Vytex Division contains our global multi-patented technology that reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty six months. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that will allow us to focus on and transition to sales and marketing with a technical oversight.

The SleepHealth, LLC (“SleepHealth”), acquisition made on September 13, 2012, was expected to be mutually beneficial by providing each company with new expansion options and presented an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers.  Since the acquisition, local hospitals have taken over several of our profitable locations, we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing with our remaining locations to a profitable level have failed.  The Durable Medical Equipment business, the primary driver in the decision to acquire SleepHealth never materialized and early in 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the few remaining SleepHealth assets and is contemplating its next move to re-coup what it considers to be hidden fees, ineffective contract price expectations and outright fabrication of potential by the seller.

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) with Michael Soo, M.D. (“Seller”), the sole member of Kiron Clinical Sleep Lab, LLC, a North Carolina limited liability company (“Kiron”) to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase (the “Purchase”). Pursuant to the Agreement, the Company:

(a)   Paid $90,000 cash to Seller;

(b)   Issued 727,434 shares of Vystar common stock to Seller; and

(c)   Agreed to pay two percent (2%) of Kiron’s gross receipts received by the Company after the Closing Date of the Acquisition for a period of five (5) years.

In addition, the Company agreed to pay an additional $60,000 (the “Adjustment Amount”), $10,000 in cash and $50,000 in shares of Vystar common stock, in the event the audited financial results of Kiron for the year-end 2011, 2012, and the first six (6) months of 2013 were within two percent (2%) variability of the Statement of Revenues and Expenses provided by the Seller at closing for the periods referenced above.  If the audited financial results were within three percent (3%) variability, fifty percent (50%) of the Adjustment Amount would be paid to the Seller.  The completed audit of Kiron’s 2011 and 2012 financial statements showed financial results that exceeded the three percent (3%) variability allowed under the Agreement and thus the $60,000 Adjustment Amount was forfeited.  In addition, the Seller resigned from the role of Medical Director and as such has forfeited the two percent (2%) of gross receipts for five (5) years that was included in the original consideration.  The Purchase Consideration was therefore adjusted to $140,000 and all initial Goodwill associated with the purchase was written-off.

At closing, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no assurance they will be successful.

Since this time, a new Medical Director has been hired and Kiron has re-established its practice with sleep consultations, sleep studies, Continuous Positive Airway Pressure (“CPAP”) titrations studies, CPAP clinics and a solid CPAP therapy re-supply business focusing on its existing and growing patient base.

Products and Services

Natural Rubber Latex

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to data presented at the India Rubber Expo in March 2011 by the International Rubber Study Group, Singapore, an estimated 10.7 million metric tonnes of natural rubber was consumed in 2010. The Study Group has also reported that over 1.3 million tonnes of this consumption was liquid natural rubber latex, which is used in the production of dipped goods, (e.g. gloves, condoms, balloons, catheters), adhesives, various types of foams and numerous other products.  Substantially all of the latex processors are located in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations.  Some reports show a shortage of NRL in the coming decade as demand in developing countries such as China and India continue to grow. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where it is expected the latex industry will grow from 57,000 tonnes produced in 2006 to over 95,000 tonnes by 2016, a 67% increase, according to a report issued by the office of Consulate General of Guatemala, Atlanta, Georgia in 2008. This is particularly attractive to U.S. manufacturers of latex products who could potentially see reduced transportation costs and lead times over the usual Asian sources.  In addition to the resurgence of Central and South America in natural rubber latex production, countries such as Vietnam and Cambodia have launched major efforts to meet the needs of the global liquid natural rubber latex market.

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

In January 2011, William Doyle, our Chairman and Chief Executive Officer, presented a paper entitled, “Eco-Friendly Manufacturing of High Performance Latex using Ultra Low Antigenic Protein Latex” at the India Rubber Expo (IRE 2011) in Chennai, India. This paper reviewed some of the learnings Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons; reduced leaching needs for some dipped products; truer colors for dyed dipped products; and low latex odor in foams. Later in the year, Vystar published and presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, at the July meeting of the International Latex Conference (ILC 2011) in Akron, Ohio. This paper added additional learnings related to slow release foam formulations and other technical improvements helping customers solve their new product development challenges.

 We have transitioned from toll manufacturing agreements to licensing agreements. Licensing agreements eliminate the need to maintain a costly infrastructure along with the other investment and regulatory compliance costs to develop and operate a processing or manufacturing facility. All of these costs are or will be borne by our manufacturing and distribution contractors and/or customers. This means we must show the NRL producers and product manufacturers the economic value proposition of including Vytex NRL in their product lines, hence the technical paper presentations we have made and continue to make.  In addition, as an all-natural raw material, Vytex NRL puts the main component in gloves and other products back in the environmentally friendly arena.

We have had a toll manufacturing agreement with Revertex (Malaysia), the world’s largest producer of pre-vulcanized natural rubber lattices, since 2008.

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala.  Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries.  Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America through our existing distribution system.

In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal.  India is the second largest consumer of concentrated latex behind China.

In addition, in January 2009, we entered into a  Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, the leading global distributors of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas.  This provides an expansive distribution network that facilitates both the licensing and toll manufacturing models and can assist with various processors in taking their products to market. On December 19, 2012, we amended our agreement with Centrotrade to expand Vytex NRL distribution rights to the world’s largest NRL consuming markets in Southeast Asia, specifically Malaysia and Thailand. Under this new license agreement, Centrotrade  controls production scheduling of Vytex NRL, inventory, sales, pricing and customer financing, while Vystar will focus on marketing, customized product development and support activities.

In January 2013 William Doyle presented a paper entitled, “The Non Enzymatic Deproteinization of Natural Rubber Latex (DPNRL) Enabling the Greater Versatility in End Product Applications” at the India Rubber and Tyre Expo (IRE 2013) in Mumbai, India. This paper discussed improvements that extend beyond the ultra-low allergenicity of the DPNRL and include improved color, absence of rubber odor, and improved physicochemical attributes. Improved air and helium retentions results were reported. The potential to extend applications into other non-conventional areas other than latex end products was discussed.  In July 2013, William Doyle presented an updated version of the IRE paper at the International Latex Conference in Akron, Ohio and in conjunction with its foam partner, Islatex, a division of Occidente; the Company began the development of a new line of bedding products.  We are currently in the  final test market stages for the United States based manufacturing of mattresses, pillows and toppers to key furniture stores and buying groups, primarily in the Northeastern United States.

Clinical Sleep Diagnostics and Durable Medical Equipment

On December 24, 2013, Vystar entered into an Independent Contractor Agreement with Jamila Randolph Battle, MD, a North Carolina physician and sleep specialist, to assume the role of Medical Director for Kiron on January 1, 2014.  Dr. Battle received her undergraduate degree from Duke University and her medical degree from the University of North Carolina at Chapel Hill School of Medicine. She completed her family medicine residency at the University of Michigan. Upon completion of her training she returned to North Carolina where she practiced family medicine and served as a consulting associate at Duke Family Medicine. In 2010 she began formal training and education with The School of Sleep Medicine in Palo Alto, California and the Mayo Clinic in Rochester, MN.  In 2012, she became Board Certified in Sleep Medicine.

Since this time Kiron has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, CPAP clinics and a solid re-supply business focusing on its existing and growing patient base and is now cash flow positive.

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

Several attempts, including new source crops, synthetic lattices and various treatment methods, have been made to eliminate problem proteins from Hevea NRL by biological, physical and/or chemical methods that act on proteins.  One approach has been to introduce the latex articles to multiple leaching steps and chlorination.  While it does reduce the protein levels in the finished product, it weakens the latex film thus compromising the desirable physical properties of the product.  Another attempt to reduce proteins in NRL is the use of proteolytic enzymes to degrade the proteins in the latex solution but this approach introduces another protein (the enzyme) to the latex, which may itself be allergenic.  Attempts to commercialize two other non-Hevea NRL materials have been made in the United States: guayule rubber latex and Taraxacum kok-saghyz, also known as the Russian dandelion.  These materials are reported to be higher in cost compared to natural rubber latex and presently are available only in limited quantities.

These facts, coupled with the uncomplicated transition to the utilization Vytex NRL, make it very attractive for the processors to regain lost business by switching to Vytex NRL. We believe our unique patented technology offers a viable alternative to the marketplace. The licensing model will allow the message to spread through more sales channels than we could reach in the past.

Clinical Sleep Diagnostics and Durable Medical Equipment

We compete against numerous sleep-diagnostic providers, from smaller physicians’ offices to larger healthcare providers, including clinics and hospitals. While the competition is intense, we believe we have good relationships with our referring physicians and patient-base.  Since sleep studies are performed overnight, the practice gains another revenue stream in off hours. Sleep-related problems are a public health crisis, with an estimated 50 to 70 million Americans experiencing sleep disorders.

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

On January 18, 2012, we converted the provisional patent filed January 18, 2011 (No. 61/433,853) to full utility applications based on new discoveries and unexpected results (No. 13/374,851). We also sought international protection for the new developments and unexpected results reflected in this 2009 USPTO patent application through another PCT application (No. PCT/US2009/031445). This PCT application was nationalized in the following countries in 2010: the European Union (No. 09702339.4), Brazil (No. PI0906513-0), Guatemala (No. 2010-000208), India (No.2487/KOLNP/2010), Indonesia (No. W-00201002436), and Malaysia (No. PI2010003317). In addition, we filed the same patent application that was the subject of our USPTO patent application No. 12/356,355 and PCT/US2009/031445 directly into Thailand (No. 0901000201).  Thailand has informed us that our patent application is now published for open comments.

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature.  Recreated by Science.”  In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991), which was granted in India.

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks.  As of December 31, 2013, Vystar has expended, since inception, approximately $250,000 on such patent and trademark costs and has budgeted approximately $50,000 more for the year ended December 31, 2014 to continue to pursue and maintain its patents and trademarks around the world.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL.  These results have been reproduced in many subsequent tests.  From inception through December 31, 2013, Vystar's research and development costs have been approximately $2.4 million, with an additional $50,000 budgeted for continued efforts in 2014.  These efforts past and future have been and will continue to be patented and/or trademarked.

Government Regulation

Vytex:

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

On July 22, 2009, an un-powdered medical exam glove manufactured with Vytex NRL received 510(k) clearance from the FDA, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue U.S. manufacturers using this exam glove as a predicate device.

 Clinical Sleep Diagnostics and Durable Medical Equipment:

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

Employees

As of December 31, 2013, Vystar and its subsidiaries had a total of 25 associates.  The SleepHealth division had 16 associates: 6 full-time and 10 part-time employees.  Kiron had 5 associates:  5 full-time employees and the Vystar division had 4 associates: 2 full-time employees, 1 part-time employee, and 1 full-time contractor.

With the closing of the SleepHealth Division, Vystar moved one key employee to Kiron, did not renew its office lease and has reduced its corporate staff to one full-time employee, one part-time employee and assistance from key consultants on an as needed basis.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003.  Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal mailing address is 2484 Briarcliff Road, Ste 159, #22, Atlanta, GA 30329. Our website address is www.vytex.com.  The information contained on, or that can be accessed through, our website is not a part of this Report. We have links on our website to reports, information statements, and other information that we file electronically with the Securities and Exchange Commission, or SEC, at the Internet website maintained by the SEC, www.sec.gov.  In addition to visiting our website and the SEC’s website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Neither of our business divisions presently generates the cash needed to finance our current and anticipated operations.

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

The SleepHealth, LLC (“SleepHealth”), acquisition made on September 13, 2012, was expected to be mutually beneficial by providing each company with new expansion options and presented an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers.  Since the acquisition, local hospitals have taken over several of our profitable locations, we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing with our remaining locations to a profitable level have failed.  The Durable Medical Equipment business which was a primary driver in the decision to acquire SleepHealth has never materialized and early in 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the remaining SleepHealth assets and will focus on its wholly owned Kiron facility in addition to Vystar’s growing natural rubber latex business and Vytex foam mattress and pillow offerings.

At December 31, 2013 we had $56,373 cash on hand and an accumulated deficit of $22,919,355.  We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive foam business in key areas of the furniture world.  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

NRL is a commodity and, as such, its price fluctuates on a daily basis. Since 2009 the market prices have been particularly volatile with prices rising 222% from a low of approximately $1080/wet metric tonne (mT) in January 2009 to a peak of over $3475/wet mT in February 2011.  While prices have come down from this high to as low as $2100/wet mT in December 2011, 2012 prices started to rise again primarily due to seasonality. The pricing model for 2013 continued the rollercoaster ride and as of December 31, 2013 stood at $2576/wet mT.  As a result, our revenue (even licensing fees) and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of elevated market prices can also cause manufacturers to look for lower cost alternatives to NRL.

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

The following risk factors apply to our Clinical Sleep Diagnostics and Durable Medical Equipment division:

Our revenue may vary based on changes in reimbursement rates from third party providers received by our business.

Although our contracts require a certain reimbursement rate, these rates are constantly changing, with little to no control on our part.

Specifically, the success of our business depends in significant part on the number, quality and specialties of the physicians from whom we receive new patient referrals and maintaining good relations with those physicians. If we are unable to attract and retain sufficient numbers of quality physician referrals by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

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

Our business is subject to extensive federal, state and local regulation including the Health Insurance Portability and Accountability Act (“HIPAA”) and Health Information Technology for Economic and Clinical Health (“HITECH”) Act relating to, among other things, licensure, conduct of operations, privacy of patient information, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, Kiron’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

The failure to comply with debt collection and consumer credit reporting regulations could subject Kiron to fines and other liabilities, which could harm Kiron’s reputation and business, and could make it more difficult for Kiron to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. Kiron could incur costs or could be subject to fines or other penalties under the FDCPA, the Fair Credit Reporting Act and the Federal Trade Commission Act if it is determined to have mishandled protected information. Kiron’s customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage Kiron’s reputation, making it more difficult to retain existing customers or attract new customers, or otherwise harm Kiron’s business.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain adequate levels, as the health care industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Because of net operating losses we have experienced for federal income tax purposes, at December 31, 2013, we had federal net operating loss (“NOL”) carry-forwards of approximately $15.3 million pretax available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock.  If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of May 29, 2013; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Although we believe that our current space is adequate for the foreseeable future, if additional office space is required, we believe that suitable space will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no assurance they will be successful.

On March 17, 2014, Audrey Soo, prior employee of Kiron Clinical Sleep Lab, LLC and spouse of Michael Soo, MD, filed Civil Suit 14CV-2373 IN THE DISTRICT COURT OF DURHAM COUNTY, STATE OF NORTH CAROLINA against Vystar Corporation and Kiron Clinical Sleep Lab, LLC for non-payment of accrued vacation and sick time.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF

  EQUITY SECURITIES

Market Price Information

Our common stock is traded in the United States on the Over the Counter Bulletin Board (OTCBB) under the symbol “VYST.”  The following table shows the range of high and low closing prices for our common stock.

December 31, 2012	High	Low
First Quarter	$ 0.47	$ 0.26
Second Quarter	$ 0.35	$ 0.28
Third Quarter	$ 0.33	$ 0.25
Fourth Quarter	$ 0.27	$ 0.15

December 31, 2013
First Quarter	$ 0.28	$ 0.16
Second Quarter	$ 0.17	$ 0.05
Third Quarter	$ 0.20	$ 0.06
Fourth Quarter	$ 0.11	$ 0.04

Holders

As of May 29, 2014, there were 448 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2013 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2013 through December 31, 2013, we issued 4,000,000 shares of our common stock valued at $154,000 for services rendered to the Company in 2013.

From January 1, 2013 through December 31, 2013, we issued warrants to purchase 3,678,051 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price per Share

20,000	$ 0.35
17,392	$ 0.23
8,938	$ 0.20
27,779	$ 0.18
6,667	$ 0.15
16,768	$ 0.14
28,900	$ 0.12
12,955	$ 0.11
123,249	$ 0.10
28,540	$ 0.09
33,363	$ 0.08
732,107	$ 0.07
69,783	$ 0.06
2,458,533	$ 0.05
93,077	$ 0.04

Stock Option Grants

From January 1, 2013 through December 31, 2013, we issued 1,439,906 options to purchase common stock exercisable at $0.07 per share to $0.15 per share to Board members and employees.

Options	Exercise Price per Share

189,906	$ 0.07
1,250,000	$ 0.15

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

We transitioned from a development stage company to the operating stage during the last quarter of 2009.  During the last four years, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our allowances for doubtful accounts amounted to $257,160 and $33,745 for December 31, 2013 and 2012 respectfully.

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

Income Taxes

We account for income taxes using the assets and liability method.   This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.  We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us.  As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2013 and 2012.  We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  We had no material unrecognized tax benefits and related tax liabilities at December 31, 2013 and 2012. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013				2012	$ change	% change
	Vystar	SleepHealth	Kiron	Consolidated
Revenue, net	$ 27,120	$ 975,084	$ 305,572	$ 1,307,776	$ 540,168	$ 767,608	142.1%
Cost of revenue	(1,539)	747,898	122,253	868,612	440,100	428,512	97.4%
Gross profit	28,659	227,186	183,319	439,164	100,068	339,096	338.9%

Operating Expenses
Sales and marketing	123,303	-	-	123,303	409,963	(286,660)	(69.9)%
General and administrative	1,542,456	446,152	227,353	2,215,961	1,665,918	550,043	33.0%
Research and development	22,234	-	-	22,234	36,969	(14,735)	(39.9)%
Goodwill impairment/intangible write-off	155,313	-	-	155,313	87,000	68,313	78.5%
Total operating expenses	1,843,306	446,152	227,353	2,516,811	2,199,850	316,961	14.4%

Loss from operations	(1,814,647)	(218,966)	(44,034)	(2,077,647)	(2,099,782)	22,135	1.1%

Interest income	9	6,534	-	6,543	526	6,017	1,143.9%
Interest expense	(402,126)	(18,112)	-	(420,238)	(650,298)	230,060	(35.4)%
Other income	(60)	2,500	(24,906)	(22,466)	5,250	(27,716)	(527.9)%

Net loss	(2,216,824)	(228,044)	(68,940)	(2,513,808)	(2,744,304)	230,496	(8.4)%

Basic and diluted loss per share	(0.08)	(0.01)	(0.00)	(0.09)	(0.13)	0.04
Basic and diluted weighted average number of common shares outstanding	29,365,815	29,365,815	29,365,815	29,365,815	20,445,512

Consolidated Companies

Consolidated revenue for Vystar’s companies was $1,307,776 in 2013 compared to just $540,168 in 2012, an increase of $767,608, or a 142.1% improvement over 2012.  The consolidated revenue increase was due primarily to a full year of sleep study revenue from the SleepHealth division as opposed to just three months in 2012 and the addition of six months of revenue from the Kiron division.  Although the revenue increase was substantial, it fell far short of expectations as SleepHealth was affected by the failure of the Seller of SleepHealth and contract General Manager to deliver any of the promised Durable Medical Equipment (“DME”) revenue and the Seller of Kiron and contracted Medical Director dissolving his Limited Liability Company and not continuing in this role.

For the years ended December 31, 2013 and 2012, total operating expenses were $2,516,811 and $2,199,850, respectively, for an increase of $316,961 or 14.4%.

In 2013, $701,204 was recorded for share-based compensation as well as an additional $75,000 for amortization of deferred compensation.   This compares with $519,010 for share-based compensation and $135,000 for amortization of deferred compensation in 2012.  The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and warrants issued for services to non-employees.  Share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our Stock Option Plan to executive officers and directors and were made so their interests would align with those of shareholders, providing incentive to improve Company performance on a long-term basis.  Grants of stock purchase warrants and common stock were also made to executive officers in lieu of cash compensation and to third parties for various services rendered and as additional compensation for financing agreements.   Amortization of deferred compensation is recorded in general and administrative expenses.   Share-based compensation expense is included in both sales and marketing and general and administrative expenses.   For 2013, the amount of share-based compensation and deferred compensation included in sales and marketing was $84,635 and $616,569 in general and administrative of which $321,704 in share-based compensation was paid in the form of common stock and stock purchase warrants to outside third parties for contracted services.   For 2012, the amount of share-based compensation and deferred compensation included in sales and marketing was $146,356 and in general and administrative was $352,402.

For the years ended December 31, 2013 and 2012, sales and marketing expenses were $123,303 and $409,963, respectively.  The decrease of $286,660 was primarily due to the departure of the full-time Vice President of Technical Sales and Vice President of Marketing.  Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the years ended December 31, 2013 and 2012 general and administrative expenses were $2,215,961 and $1,665,918, respectively.  The $550,043 increase in 2013 is primarily composed of the full 12 months of general and administrative expenses for the SleepHealth division as opposed to just three months in 2012; the addition of Kiron for the final six months of 2013; and the appointment of a full-time chief financial officer.   General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Goodwill Impairment/Intangible Write-Off

As a result of both the Sleephealth and Kiron divisions underperforming expectations and the departures of the SleepHealth seller as General Manager and the Kiron seller as Medical Director, Vystar expensed $155,313 of goodwill impairment/intangible write-off in 2013 as opposed to $87,000 in 2012.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2013, consisted of $6,543 of interest and ($22,466) of other income as compared to interest/other income of $5,776 for the same period in 2012.  Other income (expense) for 2013 included a loss of $24,906 on the disposal of Kiron fixed assets associated with the closing of an under-utilized sleep lab.  Interest expense of $420,238 for the year ended December 31, 2013, compared to interest expense in 2012 of $650,298.  The net decrease of $230,060 in interest expense is primarily due to the warrant expense associated with the CMA Related Party line of credit (see Note 6).  Amortization of deferred financing costs connected with the CMA Related Party line of credit was $182,225 and $515,374 in 2013 and 2012, respectively.

Vytex Sales Environment

The overall natural rubber markets remain in a state of flux as new plantations come on line in SE Asia in countries such as Vietnam, Cambodia, etc., and increases in production are noted in other countries such as Guatemala. Moves by certain countries to control pricing have succeeded in a few instances but just as often fail as manufacturers do not buy as far forward as the controlled pricing areas would like. Of keen interest is the improvement in non-latex gloves as synthetic glove makers have made great strides in perfecting their offerings. Gloves, as a segment, are the biggest segment of users of natural rubber latex. Vystar has focused on fewer segments of the marketplace as we see trends in areas that look to embrace the low non-rubber aspects of Vytex NRL such as adhesives, balloons, condoms, bandages, etc. and Vystar plans to launch a line of branded foam products during the second quarter of 2014.  Initial, non-scientific, market research points to a definite market for pure natural rubber latex foam products made with Vytex NRL.

SleepHealth Performance, Impairment, and Closing

SleepHealth’s post acquisition performance has fallen far below Vystar’s expectations. For the period from January 1, 2013 through December 31, 2013, revenue from sleep studies was $975,084, well below projections and $149,212 below SleepHealth’s full year revenue for 2012. There are a number of facts available to Vystar now regarding the valuation of SleepHealth.

Vystar originally based the valuation of SleepHealth on their 2010 and 2011 tax returns and the annualized results of the first six months of 2012 as presented by SleepHealth.  At the time of the acquisition, the 2012 accounting had not been assembled by an outside CPA firm and SleepHealth’s 2010 and 2011 books and records required significant work to complete an independent audit.  The audited financial statements for 2010 and 2011 actually showed net losses, contrary to the net profit presented in the 2010 and 2011 compilations and tax returns.

At the acquisition date, SleepHealth was invoicing 25 accounts, 13 of which performed fewer than 10 studies per month and utilization of the rooms available for testing was far from ideal. A sleep technician can monitor two to three patients, depending on testing needs, but numerous single patient nights were performed. Increased room utilization and 2:1 patient to technician studies were included in the forward looking projections.

The contracted sleep study fee and SleepHealth’s hourly technician labor costs are the largest factors in determining whether an account is or has the potential to be profitable.  SleepHealth needs a two-patient per night minimum to cover all of its costs and provide acceptable profits.  Vystar instituted a two patient study per night minimum; closed eight unprofitable accounts and began working with the remaining accounts to achieve the new goals that benefit both parties.

After the acquisition, Vystar discovered that prior collections efforts resulted in slow cash flow and an inability to timely meet key obligations and unpaid tax consequences.

Additionally, the sales pipeline was much weaker than anticipated and Vystar broadened its approach in an attempt to secure a healthy sales pipeline in 2013.

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

During 2013, SleepHealth continued to underperform as local hospitals took over several of our profitable locations, and we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing to a profitable level with our remaining locations failed.  The Durable Medical Equipment business, the primary driver in the decision to acquire SleepHealth never materialized and early in 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the meager remaining SleepHealth assets and is contemplating its next move to re-coup what it considers to be hidden fees, ineffective contract price expectations and outright fabrication of financials and potential by the seller.

As a result of the above facts, the valuation of SleepHealth was revised with an additional $48,641of intangible write-down expense recognized in the fourth quarter of 2013 in addition to the $87,000 goodwill impairment taken in 2012.

The new valuation reduced physician relationships from $193,000 to zero; trade names from $29,000 to zero and the non-compete agreement from $20,000 to zero. The reductions in these values were reclassified to goodwill and subsequently written-off. Vystar also reversed the $8,199 contingent consideration amount due the Seller.

Kiron Performance and Impairment

Kiron’s post acquisition performance has not met Vystar’s expectations.  For the period from January 1, 2013 through December 31, 2013, revenue was $734,820, $150,538 below the same period last year. The dissolving of Durham Neurology, PLLC on September 13, 2013 which was contracted to provide Kiron a Medical Director by the Seller of Kiron and the subsequent departure of the Seller as Medical Director negatively impacted revenue by an estimated $200,000.

Vystar originally based the valuation of Kiron on its 2010, 2011, and 2012 tax returns and the financial statements as prepared by Kiron’s outside CPA firm, Self & Associates, CPAs, PC.  Upon outside audit, the financial statements for 2011 and 2012 showed significantly less revenue and identified approximately $150,000 in general operating expenses necessary for the business to operate which were not disclosed in the financials or due diligence material provided to Vystar.  The Purchase Consideration was therefore adjusted to $140,000 and all the initial Goodwill in the amount of $106,031 associated with the purchase was written-off.

A new Medical Director was identified and hired as of January 1, 2014 and Kiron has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, CPAP clinics and a solid re-supply business focusing on its existing and growing patient base.

Net Loss

As a result of the factors described above, the consolidated net loss improved $230,496 to $2,513,808 for the year ended December 31, 2013 compared to $2,744,304 for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred significant losses and experienced negative cash flow since inception.  At December 31, 2013, the Company had cash of approximately $56,373 and a deficit in working capital of $2,299,034.  For the year ended December 31, 2013, we had a net loss of $2,513,808 and the accumulated deficit amounted to $22,919,355.  We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $1,019,972 for the year ended December 31, 2013 as compared to $1,579,839 for the year ended December 31, 2012.  During the year ended December 31, 2013, cash used in operations was primarily due to the net loss for the year of $2,513,808, net of non-cash related add-back of share-based compensation expense of $701,204.

Net cash used by investing activities was $34,480 during the year ended December 31, 2013, as compared to net cash used of $108,424 during the year ended December 31, 2012.  During the year ended December 31, 2013 $69,524 was used for the acquisition of Kiron Clinical Sleep Lab, LLC (as discussed in more detail in Note 3), $8,035 for patents and intellectual property offset by a net inflow of $43,079 from equipment purchases/disposals. During the year ended December 31, 2012, cash used by investing activities was used for the acquisition of SleepHealth, LLC, equipment purchases and costs related to our patents and intellectual property.

Net cash provided by financing activities was $1,018,906 during the year ended December 31, 2013, as compared to cash provided of $1,763,523 during the year ended December 31, 2012.   In 2013, the cash provided was from the issuance of notes payable of $325,068 (as discussed in more detail in Note 6), issuance of preferred stock of $300,852, issuance of common stock of $309,944, advances under the related party line of credit of $70,000, and advances of $47,479 under an A/R facility offset by payments of $34,437 under promissory and other notes.  In 2012, the cash provided was from an increase in the related party line of credit of $491,125 (see Note 6), equipment financing arrangements of $29,208, a related party promissory note of $100,000 (see Note 6), and the issuance of common stock of $1,196,799 offset by cash financing costs incurred of $42,750.

As discussed in detail in Note 6, the CMA Note matured on April 29, 2013, was renewed for another year and was most recently renewed again until April 29, 2015.  All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or were renewed for two years.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 17, Subsequent Events).  As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that we will be able to achieve projected levels of revenue in 2014 and beyond.  If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2014, which could have a material adverse effect on our ability to achieve our business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments; rate at which we can build Kiron’s business, especially with respect to its Durable Medical Equipment (“DME”) business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit (Note 6) with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company are the members.   Proceeds under the line were drawn to pay off amounts owed under the Topping Lift Agreement and for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest and fees will be paid by an affiliate of a director of the Company, to CMA.  Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the CMA Note was April 29, 2013. The CMA Note is unsecured and no payments of principal are due until the second anniversary of the CMA Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

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

On April 29, 2014, the maturity date of the CMA Note was again extended for a year to April 29, 2015.  No compensation was paid to the CMA Directors for this extension.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vystar Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vystar Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of loss, stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Vystar Corporation and subsidiaries as of December 31, 2012, and for the year then ended were audited by other auditors and whose report, dated June 14, 2013, on these financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vystar Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

May 30, 2014

F 1

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$ 56,373	$ 91,919
Accounts receivable, net of allowance for uncollectible amount of $257,160 and $33,745 at December 31, 2013 and 2012, respectively	64,351	246,694
Inventory	3,449	3,449
Prepaid expenses	93,854	97,755
Other	-	5,357
TOTAL CURRENT ASSETS	218,027	445,174

PROPERTY AND EQUIPMENT, NET	157,977	220,554

OTHER ASSETS
Intangible assets, net	186,783	306,176
Deferred financing costs	-	218,845
Deposits	-	4,421

TOTAL ASSETS	$ 562,787	$ 1,195,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Related party line of credit	$ 1,499,875	$ 1,429,875
Bank line of credit	49,737	49,850
Accounts receivable line of credit	47,479	-
Accounts payable	728,557	472,296
Accrued compensation	88,781	70,133
Accrued expenses	92,900	214,939
Shareholder notes payable	-	518,320
Current portion of long term debt	9,732	142,435
TOTAL CURRENT LIABILITIES	2,517,061	2,897,848

Shareholder notes payable	862,568	-

Long term debt, net of current portion	73,955	42,287

TOTAL LIABILITIES	3,453,584	2,940,135

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 and none issued and outstanding at December 31, 2013 and 2012, respectively	3	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,160,255 and 23,020,518 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,916	2,302
Additional paid-in capital	20,024,639	18,733,280
Deferred compensation	-	(75,000)
Accumulated deficit	(22,919,355)	(20,405,547)
TOTAL STOCKHOLDERS' DEFICIT	(2,890,797)	(1,744,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 562,787	$ 1,195,170

The accompanying notes are an integral part of these financial statements.

F 2

VYSTAR CORORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the years ended December 31,
	2013	2012

REVENUE	$ 1,307,776	$ 540,168

COST OF REVENUE	868,612	440,100
Gross Margin	439,164	100,068

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $84,635 and $146,356 in 2013 and 2012, respectively	123,303	409,963
General and administrative, including non-cash share-based compensation of $616,569 and $352,402 in 2013 and 2012, respectively	2,215,961	1,665,918
Research and development	22,234	36,969
Goodwill impairment and intangible write-off	155,313	87,000
Total Operating Expenses	2,516,811	2,199,850

LOSS FROM OPERATIONS	(2,077,647)	(2,099,782)

OTHER INCOME (EXPENSE)
Interest income	6,543	526
Other income (expense)	(22,466)	5,250
Interest expense	(420,238)	(650,298)

NET LOSS	$ (2,513,808)	$ (2,744,304)

Basic and Diluted Loss per Share	$ (0.09)	$ (0.13)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	29,365,815	20,445,512

The accompanying notes are an integral part of these financial statements.

F 3

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2013 and 2012

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
Ending Balance, December 31, 2011	-	-	16,407,201	$ 1,641	$ 16,590,829	$ (90,000)	$ (17,661,243)	$ (1,158,773)

Common stock issued in private placement valued at $0.25 per share net of issuance costs of $42,750 and 148,000 shares of common stock valued at $48,390 and warrants valued at $8,934	-	-	5,037,600	504	1,179,145	-	-	1,179,649

Common stock issued for exercise of warrants, valued between $0.25 and $0.27 per share	-	-	67,000	7	17,143	-	-	17,150

Common stock issued for acquisition of SleepHealth, valued at $0.27 per share	-	-	636,098	64	171,683	-	-	171,747

Common stock issued for services already rendered, valued between $0.20 and $0.34 per share	-	-	72,619	7	20,205	-	-	20,212

Common stock issued for services to be rendered, valued at $0.30 per share	-	-	400,000	40	119,960	(120,000)	-	-

Common stock issued upon conversion of promissory note, valued at $0.25 per share	-	-	400,000	40	99,960	-	-	100,000

Share-based compensation issued for services already rendered-warrants	-	-	-	-	62,649	-	-	62,649

Share-based compensation to employees-options	-	-	-	-	301,108	-	-	301,108

Warrants issued for increase in CMA line of credit	-	-	-	-	143,726	-	-	143,726

Warrants issued in conjunction with promissory note	-	-	-	-	26,870	-	-	26,870

Amortization of deferred compensation	-	-	-	-	-	135,000	-	135,000

Net loss	-	-	-	-	-	-	(2,744,304)	(2,744,304)

Ending Balance, December 31, 2012	-	-	23,020,518	$ 2,302	$ 18,733,280	$ (75,000)	$ (20,405,547)	$ (1,744,965)

Common Stock issued in private placement @ $0.25/common share with 1:1 warrants @ $0.35/share	-	-	20,000	2	4,998	-	-	5,000

Common Stock issued in private placement @ $0.075/share	-	-	834,666	83	62,517	-	-	62,600

Common Stock issued in private placement @ $0.05/share	-	-	1,200,000	120	59,880	-	-	60,000

Common Stock issued in private placement @ $0.03/common share with 1:2 warrants @ $0.05/share	-	-	2,066,667	207	61,793	-	-	62,000

Preferred Stock issued in private placement	19,711	2	-	-	197,108			197,110

Common Stock issued for acquisition of Kiron	-	-	727,434	73	49,927	-	-	50,000

Common Stock issued for services to be rendered	-	-	4,000,000	400	153,600	-	-	154,000
								-
Commons Stock issued for expenses	-	-	233,288	23	14,713	-	-	14,736

Common Stock issued due to Ratchet Clause of 2012 Private Placement Managed by Wellfleet	-	-	4,433,333	443	(443)	-	-	-

Common Stock issued upon the cashless exercise of 429,000 of the Company's outstanding and exercisable warrants	-	-	239,733	24	(24)			-

Preferred Stock issued upon conversion of promissory note	10,374	1	-	-	103,741	-	-	103,742

Share-based compensation issued for services already rendered - warrants	-	-	-	-	21,835	-	-	21,835

Share-based compensation to employees - common stock	-	-	2,384,616	239	97,555	-	-	97,794

Share-based compensation to employees - options/warrants	-	-	-	-	337,839	-	-	337,839

Amortization of deferred compensation.	-	-	-	-		75,000		75,000

Warrants issued in conjunction with promissory notes.	-	-	-	-	5,976	-	-	5,976

Share-based compensation resulting from modification of exercise price of option and warrant grants made in prior periods	-	-	-	-	120,344	-	-	120,344

Net loss	-	-	-	-	-	-	(2,513,808)	(2,513,808)

Ending Balance, December 31, 2013	30,085	$ 3	39,160,255	$ 3,916	$ 20,024,639	$ -	$ (22,919,355)	$ (2,890,797)

The accompanying notes are an integral part of these financial statements.

F 5

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,513,808)	$ (2,744,304)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	701,204	519,010
Allowance for uncollectible accounts receivable	223,415	-
Depreciation	54,267	22,408
Goodwill impairment	106,672	87,000
Write-off of acquired intangible assets	48,641	-
Amortization of intangible assets	11,433	18,015
Amortization of deferred financing costs	244,001	521,290
(Increase) decrease in assets
Accounts receivable	521	21,038
Inventory	-	37,790
Prepaid expenses	10,084	(22,515)
Other	9,778	(569)
Increase (decrease) in liabilities
Accounts payable	229,072	23,342
Accrued compensation and expenses	(145,252)	(62,344)

Net cash used in operating activities	(1,019,972)	(1,579,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to complete Sleephealth combination, net of cash received of $21,032	-	(32,702)
Cash paid to complete Kiron combination, net of cash received of $20,476	(69,524)	-
Disposal (Purchase) of equipment, net	43,079	(30,214)
Cost of patents	(8,035)	(45,508)

Net cash used in investing activities	(34,480)	(108,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	309,944	1,196,799
Issuance of preferred stock	300,852	-
Proceeds from related party line of credit	70,000	491,125
Proceeds from related party promissory note	-	100,000
Proceeds from shareholder notes payable	325,068	-
Payments of notes payable	(34,437)	(43,609)
Advances under A/R facility	47,479	-
Proceeds from equipment loans	-	29,208
Deferred financing costs	-	(10,000)

Net cash provided by financing activities	1,018,906	1,763,523

NET (DECREASE) INCREASE IN CASH	(35,546)	75,260
	-
CASH - BEGINNING OF YEAR	91,919	16,659

CASH - END OF YEAR	$ 56,373	$ 91,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock purchase warrants issued in connection with line of credit	$ -	$ 143,726
Warrants issued in conjunction with shareholder notes payable	5,976	-
Common stock issued upon conversion of related party promissory note	-	100,000
Preferred stock issued upon conversion of related party promissory note	103,742
Warrants issued in conjunction with related party promissory note	-	26,870
Common stock issued for services rendered	821,548	-

CASH PAID DURING THE PERIOD FOR	-
Interest	$ 25,533	$ 73,344

CASH PAID FOR BUSINESS COMBINATION (see Note 3)
Working capital	$ (800)	$ 60,731
Equipment and furnishings	34,769	210,564
Intangible assets	-	48,000
Goodwill	106,031	154,995
Total assets acquired	140,000	474,290
Less: long-term debt assumed	-	(165,075)
Less: line of credit assumed	-	(50,000)
Less: promissory note issued to Seller	-	(33,735)
Less: common stock issued to Seller	(50,000)	(171,746)
Cash paid to acquire business	90,000	53,734
Less: cash acquired in acquisition	(20,476)	(21,032)
Net cash used in business combination	$ 69,524	$ 32,702

The accompanying notes are an integral part of these financial statements.

F 7

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL").  On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia.  SleepHealth provides sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. In addition, on June 28, 2013, the Company completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC.  As a result of the acquisitions, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Clinical Sleep Diagnostics and Durable Medical Equipment Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 17, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Vystar, SleepHealth, and Kiron. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts.  Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  As of December 31, 2013 and 2012, we have provided for uncollectible amounts through a charge to earnings of $257,160 and $33,745, respectively.  We grant credit to our customers without requiring collateral.  The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Vytex Division customers are located in both the United States and internationally. The SleepHealth Division customer base is located in three southeastern states: Georgia, North Carolina and South Carolina.  The Kiron Division’s customer base is exclusively in North Carolina.

F 8

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2013 and 2012 approximate market interest rates for the respective borrowings.

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

F 9

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

Income Taxes

The Company follows the asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carry-forwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences or carry-forwards are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. As of December 31, 2013, our accumulated net operating loss was approximately $15,300,000.

In accordance with GAAP, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.  There were no material unrecognized tax benefits and related tax liabilities at December 31, 2013 and 2012. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense.

Loss Per Share

The Company presents basic and diluted loss per share.  Because the Company reported a net loss in 2013 and 2012, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options to purchase 7,488,239 and 6,867,500 shares of common stock for 2013 and 2012, respectively, as their effect would be anti-dilutive.  Warrants to purchase 14,788,714 and 12,857,926 shares of common stock for 2013 and 2012, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.  In addition, preferred stock convertible to 3,008,500 shares of common stock for 2013 and none for 2012 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

SleepHealth bills its physician base of customers at the end of each month for services provided in that month and is not dependent on the physician collecting from insurance providers or from the patients. The SleepHealth segment recognizes revenue each month for sleep diagnostic services as services are provided.

Kiron bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients.  The Kiron segment recognizes revenue each month for sleep services as services are provided.

Cost of Revenue

For Vytex, cost of revenue consists primarily of product and freight costs. For SleepHealth, cost of revenue consists primarily of sleep technician labor costs and for Kiron, cost of revenue is primarily sleep technician labor costs and medical director fees.

Research and Development

Research and development costs are expensed when incurred.  Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

F 10

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since inception.  At December 31, 2013, the Company had cash of approximately $56,373 and a deficit in working capital of $2,299,034.  For the year ended December 31, 2013, the Company had a net loss of $2,513,808 and the accumulated deficit amounted to $22,919,355.  Working capital is used to finance ongoing operations and since those operations do not currently cover all  operating costs, managing working capital is essential to the Company’s future success.

Net cash used in operating activities was $1,019,972 for the year ended December 31, 2013 as compared to $1,579,839 for the year ended December 31, 2012.  During the year ended December 31, 2013, cash used in operations was primarily due to the net loss for the year of $2,513,808, net of non-cash related add-back of share-based compensation expense of $701,204.

Net cash used by investing activities was $34,480 during the year ended December 31, 2013, as compared to net cash used of $108,424 during the year ended December 31, 2012.  During the year ended December 31, 2013, $69,524 was used for the acquisition of Kiron Clinical Sleep Lab, LLC (as discussed in more detail in Note 3), $8,035 for patents and intellectual property offset by a net inflow of $43,079 from equipment purchases/disposals. During the year ended December 31, 2012, cash used by investing activities was used for the acquisition of SleepHealth, LLC, equipment purchases and costs related to the Company’s patents and intellectual property.

Net cash provided by financing activities was $1,018,906 during the year ended December 31, 2013, as compared to cash provided of $1,763,523 during the year ended December 31, 2012.   In 2013, the cash provided was from the issuance of notes payable of $325,068, issuance of preferred stock of $300,852, issuance of common stock of $309,944, advances under the related party line of credit of $70,000, and advances of $47,479 under an accounts receivable facility offset by payments of $34,437 under promissory and other notes.  In 2012, the cash provided was from an increase in the related party line of credit of $491,125 , equipment financing arrangements of $29,208, a related party promissory note of $100,000 , and the issuance of common stock of $1,196,799 offset by cash financing costs incurred of $42,750.

As discussed in detail in Note 6, the CMA Note matured on April 29, 2013, was renewed for another year and was most recently renewed again until April 29, 2015.  All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or were renewed for two years.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 17, Subsequent Events).

As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2014 and beyond.  If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2014, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of  the Company’s products and services and competing technological developments; and the rate at which  Kiron’s business can be built, especially with respect to its Durable Medical Equipment (“DME”) business. As  the Company expands our activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

F 11

NOTE 3 – ACQUISITONS

On June 28, 2013, Vystar Corporation entered into an LLC Ownership Interest Purchase Agreement (the “Agreement”) with Michael Soo, M.D. (“Seller”), the sole member of Kiron Clinical Sleep Lab, LLC, a North Carolina limited liability company (“Kiron”) to purchase all outstanding membership and ownership interests of Kiron, and on July 1, 2013 completed such purchase (the “Purchase”). Pursuant to the Agreement, the Company:

(a)   Paid $90,000 cash to Seller;

(b)   Issued 727,434 shares of Vystar common stock to Seller; and

(c)   Agreed to pay two percent (2%) of Kiron’s gross receipts received by the Company after the Closing Date of the Acquisition for a period of five (5) years.

In addition, the Company agreed to pay an additional $60,000 (the “Adjustment Amount”), $10,000 in cash and $50,000 in shares of Vystar common stock, in the event the audited financial results of Kiron for the year-end 2011, 2012, and the first six (6) months of 2013 were within two percent (2%) variability of the Statement of Revenues and Expenses provided by the Seller at closing for the periods referenced above.  In the event the audited financial results were within three percent (3%) variability, fifty percent (50%) of the Adjustment Amount would be paid to the Seller.  As this calculation is subject to the audited results, management’s initial estimate is subject to change.

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

The acquisition was accounted for as a business combination as defined by ASC Topic 805 – Business Combinations, with the purchase price allocation and valuation as follows:

Value of 727,434 shares issued at $0.0688 per share	$ 50,000
Cash paid at closing	90,000
Total consideration	140,000

Assets purchased:
Tangible assets:
Debt-free working capital	(800)
Fixed assets and equipment	34,769
Subtotal	$ 33,969

Goodwill	106,031
Write-off of Goodwill	(106,031)
Total assets purchased	33,969

Net assets acquired	$ 33,969

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the twelve months ended December 31, 2013, as if the acquisition had occurred effective January 1, 2012.  As such, the actual and pro-forma earnings information for the twelve months ended December 31, 2013 and December 31, 2012 was as follows:

F 12

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statements of Operations

For the Years Ended December 31

		2013					2012
	Vystar	Kiron		Consolidated	Vystar		Kiron		Consolidated
Revenues, net	$ 1,002,204	$ 734,820		$ 1,737,024	$ 1,364,300		$ 885,358		$ 2,249,658
Cost of revenues	746,359	324,914	B	1,071,273	1,012,859	D	397,942	C	1,410,801
Gross profit	255,845	409,906		665,751	351,441		487,416		838,857

Operating expenses
Sales and marketing	123,303	-		123,303	409,963		-		409,963
General and administrative	1,988,609	461,809		2,450,418	2,121,537		462,012		2,583,549
Research and development	22,234	-		22,234	36,969		-		36,969
Goodwill impairment/intangible write-off	155,313	-		155,313	-		-		-
Total operating expenses	2,289,459	461,809		2,751,268	2,568,469		462,012		3,030,481

Profit/(Loss) from operations	(2,033,614)	(51,903)		(2,085,517)	(2,217,028)		25,404		(2,191,624)

Other income (expense)
Interest income	6,543	-		6,543	526		-		526
Interest expense	(420,238)	(864)		(421,102)	(665,179)		-		(665,179)
Other (expense) income	2,440	(24,906)		(22,466)	5,250		-		5,250

Net profit/(loss)	$ (2,444,869)	$ (77,673)		$ (2,522,542)	$ (2,876,431)		$ 25,404		$ (2,851,027)

Basic and diluted loss per share	$ (0.08)	$ (0.00)		$ (0.08)	$ (0.14)		$ 0.00		$ (0.14)

Basic and diluted weighted average number of common shares outstanding				29,802,275				A	21,172,946

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

(B)

To record Medical Director Fee Expense of $64,600 and Medical Insurance Billing Software of $1,194 for the six month period ending June 30, 2013.

(C)

To record Medical Director Fee of $130,700 and Medical Insurance Billing Software of $3,600 for the full year ending December 31, 2012.

(D)

2012 Vystar numbers include the pro-forma consolidated numbers of Sleephealth, LLC.  For a full description of the 2012 SleepHealth pro-forma, please see Vystar’s fiscal year ended December 31, 2012 Form 10-K.

F 13

On September 13, 2012, the Company acquired SleepHealth as an indirect vertical integration opportunity as a potential channel for the Vytex® NRL foam bedding products. As consideration, the Company paid $53,734 in cash, $33,735 in a promissory note, and 636,098 shares of Vystar stock valued at $171,746 at the date of the transaction. Intangible assets of $48,000 were recorded, along with $154,995 of goodwill. Subsequent to the acquisition, SleepHealth’s financial performance has not met Company expectations, and a decision has been made to cease its operations as a part of the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2013	2012
Furniture, fixtures and equipment	$ 423,552	$ 280,627
Accumulated depreciation	(265,575)	(60,073)

	$ 157,977	$ 220,554

Depreciation expense for the years ended December 31, 2013 and 2012 was $54,267 and $22,408, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2013	2012
Physicians relationships	$ -	$ 29,000
Patents	238,551	230,516
Goodwill (not amortizable)	-	67,995
Trademarks & trade name	9,072	28,072
Subtotal	247,623	355,583
Accumulated amortization	(60,840)	(49,407)

Intangible assets, net	$ 186,783	$ 306,176

Amortization expense for the years ended December 31, 2013 and 2012 was $11,433 and $18,015, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2014	2015	2016	2017	2018	Thereafter
Patents & trade name	$ 11,433	$ 11,433	$ 11,433	$ 11,433	$ 11,433	$ 129,618

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), an unsecured line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the original terms of the CMA Note, the Company could draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% per annum (5.83% at December 31, 2013), on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2013 was 5.4%. Pursuant to an agreement between the Company and CMA, the Company will issue common stock with a value equal to the interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. From June through December 2011, 110,848 shares of common stock were issued valued at $43,839 for interest and fees related to the CMA Note and in January and February 2012, 28,138 shares of common stock were issued valued at $9,005 for interest for the related party CMA Note. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The original maturity date of the CMA Note was April 29, 2013.

F 14

Other terms of the CMA Note include:

•

No payments of principal were due until the second anniversary of the CMA Note, at which time all outstanding principal was due and payable; and

•

As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, (the closing price of the Company’s stock on April 29, 2011), which vested 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. These costs are being amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the Board of Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, (the closing price of the Company’s common stock on that date) and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, (the closing price of the Company’s common stock on September 14, 2011), which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized to interest expense over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000.  As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $182,225 and $515,374 for the years ended December 31, 2013 and 2012, respectively.

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

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of December 31, 2013 was 4.35%), and (iii) is payable upon demand. As of December 31, 2013 the balance under the line of credit was $49,737.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	2013	2012

Shareholder notes payable	$ 862,567	$ 525,000
Discount associated with warrant issuances	-	(6,680)

Total Shareholder Notes Payable	$ 862,568	$ 518,320

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

F 15

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate of $0.49 of principal and interest for each such share.   Accumulated interest and principal came due on May 31, 2013.  One of the Shareholder Notes with an outstanding balance of $30,000 was retired.  The holders of the other two Shareholder Notes having an initial principal balance of $100,000 agreed to extend the maturity date by two years and these notes with accumulated interest will be due on May 31, 2015.

The computed value of the warrants issued in connection with the Shareholder Notes issued in March and May 2011, was determined to be $29,287 and is reflected as a debt discount and netted against the Shareholder Notes on the balance sheet. Additionally, in conjunction with these transactions, the Company recorded a beneficial conversion feature, given the price allocated to the Shareholder Notes was less than the market price on the date of issuance, creating an intrinsic value in the conversion option. An additional $29,287 was recorded as a reduction in the Shareholder Notes along with an increase in paid in capital for the intrinsic value of the conversion feature. The debt discount and beneficial conversion feature amount are being amortized to interest expense over the life of the Shareholder Notes under the effective interest method at 15.58% per annum.

On October 7, 2011, the Company’s Board of Directors approved modifying the exercise price for the 210,000 stock purchase warrants previously issued to existing shareholders holding convertible promissory notes to $0.27 per share, the closing price of the Company’s common stock on September 14, 2011, the date when the exercise price of warrants previously issued to the Company’s directors for providing the CMA Note were modified to $0.27 per share. The Company incurred $10,105 in interest expense for the repricing of the warrants.  As of December 31, 2013 none of the warrants had been exercised and all have expired.

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

On September 6, 2013, the Company issued to the Chief Executive Office a convertible promissory note with a face value of $40,770 (the “Note”) in lieu of compensation.  The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share.  No payments of interest or principal are payable until September 6, 2018.

On December 30, 2013, the Company issued to the Chief Executive Office a convertible promissory note with a face value of $25,962 (the “Note”) in lieu of compensation.  The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share.  No payments of interest or principal are payable until December 30, 2015

The current base conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of December 31, 2013 of $953,913 including accrued interest, is $0.10 per share or 9,539,130 shares of the Company’s common stock.  The face value of the Shareholder Notes at December 31, 2013 is $862,568.

The maturities (by year) of Shareholder Notes Payable as of December 31, 2013 are as follows:

Matured	75,000
2014	-
2015	546,799
2016	-
2017	-
2018 & thereafter	240,769

F 16

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

Long-Term Debt

The following table summarizes long-term debt as of December 31, 2013 and 2012:

	2013	2012
Note payable to former business partner of SleepHealth; original principal $108,000; imputed interest at 6% per annum, to be paid in monthly installments of $3,500.	$ 32,041	38,970

Equipment loans totaling $41,985; bearing interest in the range of 11.7% to 12.3% per annum; to be paid in monthly installments from $366 to $981 per month; payoff dates between 2014 and 2016; secured by related equipment	41,985	64,047

Note payable to former business partner of SleepHealth; original principal $53,000; imputed interest at 6% per annum, to be paid in monthly installments of $1,000.	4,784	7,784

Notes payable to Seller	-	68,105

Other	4,877	5,816

Subtotal	83,687	184,722

Less: current portion	9,732	142,435

Total long-term debt	$ 73,955	42,287

NOTE 7 – COMMITMENTS

Operating Leases

The Company is obligated under operating leases for its corporate office expiring in January 2014, Kiron clinical facilities expiring in 2018 and office equipment expiring in April 2016.

Aggregate minimum future lease payments are as follows:

Year Ending December 31	Amount

2014	$ 69,730
2015	$ 66,622
2016	$ 65,494
2017	$ 66,555
2018	$ 45,137

$ 313,538

 Rent expense approximating $131,000 and $52,000 is included in general and administrative expense for the years ended December 31, 2013 and 2012, respectively.

F 17

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

NOTE 8 – INCOME TAXES

Differences between the income tax benefit for 2013 and 2012 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	For the years ended December 31,
	2013	2012
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Non-deductible expenses	13.5	8.8
Valuation Allowance	24.5	29.2
	0.0%	0.0%

Significant components of the Company's deferred tax assets are as follows as of December 31:

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$ 5,796,000	$ 5,055,000
Share-based compensation	1,385,000	1,202,000
Other	2,000	141,000
	7,183,000	6,398,000

Valuation allowance	(7,183,000)	(6,398,000)
Net deferred tax asset	-	-

The change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $785,000 and $783,000, respectively.

As of December 31, 2013, the Company had net operating loss carry-forwards of approximately $15,300,000 expiring during the years December 31, 2024 through 2033.  This amount can be used to offset future taxable income of the Company.

The tax years 2009 to 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.  Additionally, upon inclusion of the NOL carry-forward tax benefits in future tax returns, the related tax benefits for the period in which the benefit arose may be subject to examination.

NOTE 9 – DEFERRED COMPENSATION

Deferred compensation, which represents the unamortized fair value of the issuance of warrants and common stock for future services to non-employees, was as follows as of December 31:

	2013	2012

Warrants	$ 1,549,209	$ 1,549,209
Stock	911,500	911,500
Accumulated amortization	(2,460,709)	(2,385,709)
	$ -	$ 75,000.00

F 18

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

As of August 29, 2013 the Company had received net investment of $197,110 and issued 19,711 shares of preferred stock under the terms of the offering.  The Company has also issued an additional 10,374 shares of preferred stock in connection with the conversion of four of the Shareholder Notes issued on March 11, 2011 with a collective outstanding balance including accumulated interest on the date of conversion of $103,742.

At December 31, 2013, the 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $19,000, and could be converted into 4,011,333 shares of common stock, at the option of the holder.

Common Stock and Warrants

On May 4, 2012, the Company commenced a new private placement offering to sell up to 3,000,000 shares of common stock. This offering was increased to a maximum of 4,900,000 shares of common stock on August 29, 2012. Under the terms of the offering, the Company offered to sell up to 4,900,000 shares of common stock at $0.25 per share with one stock purchase warrant exercisable at $0.35 per share for every one share purchased. During the second and third quarters of 2012,  the Company received $482,750 and issued 1,900,000 shares of common stock and warrants to purchase an additional 1,900,000 shares of common stock. Aggregate commissions paid or issued to the placement agent were (1) $42,750 cash, (2) 133,000 shares of common stock valued at $43,890, and (3) warrants to purchase 152,000 shares of common stock at $0.35 per share, valued at $8,934. In June 2012,  the Company sold 400,000 shares of common stock to an existing shareholder under the same terms as the private placement offering, receiving $100,000 and issuing 400,000 shares of common stock and warrants to purchase an additional 400,000 shares of common stock at $0.35 per share. At the same time,  the Company issued 15,000 shares of common stock valued at $4,500 as reimbursement for expenses incurred for purposes of raising capital.

In January 2012, the Company issued 11,209 shares of common stock valued at $2,914 as reimbursement for expenses incurred.

During August 2012, the Company issued 400,000 shares of common stock valued at $120,000 under an agreement for professional services to be provided over a period of one year. The amortization of deferred compensation expense related to these shares for the years ended December 31, 2013 and 2012 was $85,000 and $35,000, respectively.

In September 2012, the Company issued 636,098 shares of common stock valued at $171,746 in connection with the acquisition of SleepHealth, LLC.

In November 2012, the Company issued 400,000 shares of common stock and 400,000 warrants to purchase common stock valued at $26,870, exercisable at $0.35 per share, in order to convert a $100,000 promissory note.

In December, 2012, the Company issued 33,172 shares of common stock valued at $8,293 as reimbursement for expenses incurred on behalf of the Company.

During the year ended December 31, 2012, the Company issued 67,000 shares of common stock for the exercise of warrants for proceeds of $17,143.

In January 2013, under the terms of the private placement offering which commenced on May 4, 2012, the Company sold 20,000 shares of common stock at $0.25 per share and 20,000 warrants to purchase common stock at $0.35 per share for proceeds of $5,000.

In March 2013, the Company issued 200,000 shares valued at $40,000 as compensation for a business development contract.

Between April 2013 and August 2013 the Company sold 834,666 shares of common stock to five (5) accredited investors in a private offering. Total gross proceeds of the issuances were $62,600. No commissions were paid.  The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company also issued 4,433,333 shares to investors in the Company’s 2012 private placement of common stock who were the beneficiary of a “ratchet clause” trigger.

F 19

On May 30, 2013, the Company issued 133,333 common shares to its CEO in lieu of expense reimbursement.

On September 6, 2013, the Company issued 63,182 common shares to its CEO in lieu of expense reimbursement.

On December 30, 2013, the Company issued 36,773 common shares  in lieu of expense reimbursement.

On July 1, 2013, the Company issued to the prior owner of Kiron Clinical Sleep Lab, LLC (“Kiron”) a total of 727,434 common shares in connection with the purchase of Kiron.

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

On December 12, 2013, the Company issued 500,000 common shares as compensation for a business development and consulting contract (“Consulting Agreement”).

On December 30, 2013, the Company issued 692,308 common shares to its CEO in lieu of salary payable for fiscal year 2013; and 1,692,308 common shares to its CFO in lieu of salary payable for fiscal year 2013.

NOTE 11 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

 The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2013 and 2012.  The following assumptions were used:

•

Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;

•

Expected Volatility in Stock Price – because trading in the Company’s stock began in 2009, there was insufficient data to project the Company’s future volatility and instead the expected volatility of similar public entities (including companies engaged in the manufacture and/or distribution of medical, surgical and healthcare supplies) was considered with expected volatility ranging from 31.4% - 32.6% through the third quarter of 2012.  During the fourth quarter of 2012 the Company began to utilize its own trading activity to determine expected volatility which was calculated to be 53.9%.  Expected volatility calculations based on the Company’s  trading activity ranged between 119.8% and 140.5% for 2013;

•

Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option, ranging from 0.11 – 2.99%; and

•

Expected Life of Awards – because the Company has minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

F 20

In total, the Company recorded $286,908 and $301,108 for the years ended December 31, 2013 and 2012, respectively, of share-based compensation expense related to employee and  Board members’ stock options.    As of December 31, 2013, approximately $228,591 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately three (3) years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services.  At December 31, 2013, there were 2,511,761 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2013	2012
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	120.91%	53.85%
Risk-Free Interest Rate	1.98%	0.97%
Expected Life of Stock Awards – Years	10	6.5
Weighted Average Fair Value at Grant Date	$ 0.13	$ 0.13

The following tables summarize all stock option activity of the Company for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2011	6,487,500	$ 0.80
Granted	605,000	$ 0.09
Forfeited	(225,000)	$ 0.68
Outstanding, December 31, 2012	6,867,500	$ 0.66
Granted	1,439,906	$ 0.14
Forfeited	(819,167)	$ 0.57
Outstanding, December 31, 2013	7,488,239	$ 0.23
Exercisable, December 31, 2013	5,850,000	$ 0.29

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices, is shown in the table below:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices
Outstanding, December 31, 2012	6,867,500	6.03	$0.25 – $1.50
Granted	1,439,906	9.31	$0.07 – $0.15
Forfeited	(819,167)		$0.25 – $0.68
Outstanding, December 31, 2013	7,488,239	5.49	$0.07 - $1.50
Exercisable, December 31, 2013	5,850,000	5.64	$0.10 - $1.50

F 21

As of December 31, 2013, there is no aggregate intrinsic value of outstanding stock options as the closing price of the Company’s common stock on the last trading day of the year was below the exercise price of all outstanding stock options.   The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2013	2012
Expected Dividend Yield	-	-
Expected Volatility in Stock Price	130.03%	45.30%
Risk-Free Interest Rate	2.05%	0.73%
Expected Life of Stock Awards – Years	8.4	4.6

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2011	7,369,957	-	$ 0.48	7.89
Issued for CMA Note increase & conversion of Promissory Note	2,500,000	$ 0.35	$ 0.35
Issued in financing transactions	2,300,000	$ 0.25	$ 0.25
Granted	905,144	$ 0.30	$ 0.30
Exercised	(67,000)		$ 0.26
Expired	(150,175)		$ 0.51
Outstanding, December 31, 2012	12,857,926		$ 0.35	5.64
Granted	3,678,051	$ 0.04	$ 0.06
Exercised	(429,000)		$ 0.07
Expired	(1,318,263)		$ 0.92
Outstanding, December 31, 2013	14,788,714		$ 0.16	6.67
Exercisable, December 31, 2013	14,638,714		$ 0.16	6.71

The Company granted  warrants for services during 2013 at exercise prices ranging from $0.04 to $0.35 per share, exercisable over ten years, warrants for private placement financing transactions and warrants in connection with debt financing, exercisable over five years.  All of the warrant issuances vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value of warrants totaling $170,619 was recorded in 2013 as vesting occurred.

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

F 22

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis.  Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched.  Company contributions under the plan were approximately $6,000 and $13,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

Vytex Division:

During 2013, the Vytex Division had product revenue from two major customers Occidente and Centrotrade, which comprised 85% and 15% of total Vytex revenue, respectively.  As of December 31, 2013, no amount was due from either major customer.  No amounts were owed to major vendors at December 31, 2013.

During 2012, the Vytex Division had product revenue from six major customers, which comprised 21%, 17%, 17%, 13%, 12% and 12% of total Vytex revenue.  The Company had $20,395 in accounts receivable from one major customer at December 31, 2012.  During 2012,  the Company had purchases from four major vendors, which comprised 30%, 25%, 16% and 11% of cost of revenue.   No amounts were owed to major vendors at December 31, 2012.

During 2013, the Company’s revenue from this Division was 100% to customers outside of the United States. During 2012, the Company’s revenue was approximately 35% and 65% to customers in the United States and outside of the United States, respectively.

SleepHealth Division:

During 2013, the SleepHealth Division had service revenue from three major customers, which comprised 15%, 10%, and 10% of total revenue.   The Company had accounts receivable from these customers in the amount of $13,000, $13,425, and $7,450 at December 31, 2013.  The Company’s cost of revenue is primarily technician’s wages and salaries, and no individual earnings constitute 10% of cost of sales.  During 2012, SleepHealth had service revenue from two major customers, which comprised 11% and 10% of total revenue.  Accounts receivable from these two customers at December 31, 2012 was $17,350 and $46,448.

During 2013 and 2012, 100% of SleepHealth revenue was earned in the southeastern United States.

Kiron Division

During 2013, the Kiron Division had service revenue from two major health insurance companies, Blue Cross Blue Shield of North Carolina (“BCBS”) and Medicare.  BCBS comprised 56% of total revenue and Medicare comprised 23% of total revenue.  As of December 31, 2013, we had accounts receivable from BCBS totaling $52,865 and $53,016 from Medicare.

During 2013, 100% of Kiron’s revenue was earned in the state of North Carolina.

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

F 23

NOTE 16 – SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company’s operating segments are the Vytex Division, the Clinical Sleep Diagnostics Division and the Durable Medical Equipment Division.  The Clinical Sleep Diagnostics and Durable Medical Equipment Divisions are comprised of SleepHealth and Kiron. These segments have distinct lines of business, service or distribution methods, separate financial information and are regularly reviewed by management.

During the greater part of 2012, the Vytex segment sold or patented natural rubber latex in toll manufacturing arrangements. Vystar is transitioning from a toll manufacturing model to a licensing model where cost of goods sold will be carried by the distributor licensing the technology to process Vytex NRL.  In December, 2012 Vystar signed an addendum to its existing agreement with Centrotrade Deutschland to license Vytex NRL technology by securing the raw material, processing the Vytex NRL using dispersion kits, storing, shipping, billing, collecting and paying the licensing fee. Vytex segment revenue can be derived from anywhere in the world.

 The Company acquired SleepHealth on September 13, 2012. SleepHealth provides sleep lab management services to physician offices and multi-specialty clinics in the states of Georgia, North Carolina and South Carolina. This line of business has since closed operations.

 The Company completed the acquisition of Kiron on July 1, 2013.  Kiron is a vertically integrated sleep diagnostic and treatment practice located in Durham, NC and provides clinical sleep diagnostic services and sells Continuous Positive Airway Pressure (CPAP) Therapy equipment and equipment resupply products for the treatment of obstructive sleep apnea CPAP (Durable Medical Equipment or DME).

Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments.

The following sets forth key financial information for our segments for the year ended December 31, 2013:

	Vystar	SleepHealth	Kiron	Total
Revenue, net	$ 27,120	$ 975,084	$ 305,572	$ 1,307,776

Loss from continuing operations before income taxes	(1,814,647)	(218,966)	(44,034)	(2,077,647)

Capital Expenditures	-	1,328	-	1,328

Total Assets	293,242	234,023	35,522	562,787

NOTE 17 – SUBSEQUENT EVENTS

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

On March 6, 2014, Sound Investment Partners, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $100,000 Note converted to 1,333,334 shares of common stock and the accrued interest of $6,972 converted to 232,408 shares of common stock and 166,204 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Italia-Eire, LP and Diamond II Investments, LLC each converted their 10% Convertible Promissory Note due June 30, 2018.  The face value of each of the $50,000 Notes converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company, would provide ongoing clinical and medical services to Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no assurance they will be successful.

F 24

On March 17, 2014, Audrey Soo, a prior employee of Kiron Clinical Sleep Lab, LLC and spouse of Michael Soo, MD, filed Civil Suit 14CV-2373 IN THE DISTRICT COURT OF DURHAM COUNTY, STATE OF NORTH CAROLINA against Vystar Corporation and Kiron Clinical Sleep Lab, LLC for non-payment of accrued vacation and sick time.

The SleepHealth, LLC (“SleepHealth”), acquisition made on September 13, 2012, was expected to be mutually beneficial by providing each company with new expansion options by presenting an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers.  Since the SleepHealth acquisition, local hospitals have taken over several of the profitable locations,  the Company was forced to close other locations due to a lack of payment for the services rendered and  efforts to increase contract pricing with the remaining locations to a profitable level have failed.  The Durable Medical Equipment business, the primary driver in the decision to acquire SleepHealth, never materialized and early in 2014, the Company made the decision to suspend operations, transferring the remaining accounts to the SleepHealth management team, selling the few remaining SleepHealth assets and contemplating its next move to re-coup hidden fees, ineffective contract price expectations and outright fabrication of SleepHealth’s potential by the Seller.

F 25

ITEM 9.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Vystar is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal accounting and financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2013. Each director is elected to serve until the next Annual Meeting of Stockholders.

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

		56	2005

J. Douglas Craft	Since 1983, Mr. Craft has been the founder and chief executive officer of Atlanta-based Medicraft Inc., one of the largest independent distributors for Medtronic Spinal Products worldwide. Mr. Craft has more than 28 years of experience in the medical device arena and holds a biomedical engineering degree from Mississippi State University.	52	2006

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

		65	2009

Mitsy Y. Mangum

From July 2009 to present, Ms. Mangum has been Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA.  From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.

		50	2008

W. Dean Waters

Mr. Waters, has served as a member of the Board of Directors since 2008 and accepted the role as Chief Financial Officer of Vystar in April of 2013.  As of January 2014, Mr. Waters accepted a position as Senior Vice President with Synovus Bank, N.A.’s Equipment Finance Group but will continue in the capacity as the Company’s Chief Financial Officer.  Prior to accepting the role of CFO, Mr. Waters was the Founder and Managing Director of FiveFold Capital, a company focused on the capital needs of community banks.  Prior to FiveFold Capital, he was Senior Vice President in Commerce Street Capital’s Bank Development Group managing both initial and secondary community bank capital offerings.  Mr. Waters founded and was Managing Partner of Poseidon Capital Investments, LLC and was Director of Equity and Debt Syndications at Global Capital Finance.  He was Senior Vice President, Director and one of the founding members of the Capital Markets Group within GMAC Commercial Finance’s Equipment Finance Division.  Mr. Waters began his finance career at NationsBank, predecessor to the current Bank of America and was the Managing Director of Equity Distributions of Bank of America Leasing & Capital Group.  Mr. Waters received a B.S. in Economics from East Carolina University in Greenville, N.C., and earned an M.B.A., with honors, from Wake Forest University’s Babcock Graduate School of Management in Winston-Salem, N.C.  He also represented Wake Forest in the European Business Studies program at St. Peters College of Oxford University and served eight years as a board member on the Babcock Graduate School of Management’s Alumni Council.  He holds multiple securities registrations.

	48	2008

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

In March of 2013 in preparation for Mr. Waters assuming the role of Chief Financial Officer, our Board undertook a review of its composition, the composition of its committees and the independence of each director.  Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Messrs. Craft or Dr. Allegra or Ms. Mangum, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Marketplace Rule 5605(a)(2).

Audit Committee

The Board member serving on our Audit Committee is Ms. Mangum. Ms. Mangum chairs and is the sole member of the Audit Committee. Our Board has determined that Ms. Mangum satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Ms. Mangum is an “audit committee financial expert,” as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

Audit Committee Charter

We have adopted an Audit Committee Charter which sets out the duties and responsibilities of our Audit Committee. The Audit Committee Charter is available on our website at www.vytex.com .  Any amendments to the Charter, or any waivers of its requirements, will be disclosed on our website.

Meetings of the Board and Committees

During fiscal year 2013, our Board held four meetings and acted by written consent three times, and its Audit Committee held five meetings.  Each director attended at least 75% of the meetings of the Board in fiscal year 2013.  Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with  NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com . There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2013.

ITEM 11.  EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chairman, Chief Executive Officer and President, our Chief Financial Officer during 2013 and 2012.

Name and Principal Position	Salary	Option Awards (1)	All Other Compensation (2)	Total
William R. Doyle (3)
Chairman, Chief Executive Officer and President
2013	$ 58,923	$ 71,033	$ 77,117	$ 207,073
2012	152,981	55,567	10,499	219,047

W. Dean Waters (4)
Chief Financial Officer
2013	48,460	106,580	74,366	229,406

Matthew P. Clark
Vice President of Technical Sales
2013	43,047	-		43,047
2012	69,462	14,077	7,558	91,097

Monica Schreiber (4)
Acting Chief Financial Officer
2013	34,769	-	-	34,769
2012	29,225	2,081	-	31,306

Linda S. Hammock (5)
Acting Chief Financial Officer
2012	74,865	4,163	-	79,028

1.)

These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2013 and 2012 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2013 and 2012 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. In 2012, all outstanding options held by the Company’s executive officers were repriced to exercise prices of $ . In accordance with SEC rules, the amounts for 2012 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 as a result of such repricing in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation as well as the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 for stock options or warrants granted to each of the executive officers in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

2.)

Amounts consist of medical, dental, vision, life insurance and disability insurance premiums and 401(K) contributions paid by us on behalf of the named executive officer.

3.)

Mr. Doyle’s Option Awards includes $34,220.55 in 2012 to purchase 500,000 shares of common stock in connection with the CMA line of credit

4.)

Ms. Schreiber was an independent contractor. The Company was billed by Ms. Schreiber on a periodic basis for her services.  Ms. Schreiber resigned as Acting Chief Financial Officer on April 1, 2013.

5.)

Ms. Hammock was an independent contractor of Accounting Professionals Network, Inc. (“APN”), a provider of professional financial management services to companies.  The Company was billed by APN on a periodic basis for her services.  Ms. Hammock retired as Acting Chief Financial Officer on September 4, 2012.

In 2012, William R. Doyle, Chairman, Chief Executive Officer and President of the Company, received warrants to purchase 207,393 shares of common stock in lieu of $21,346 cash compensation due Mr. Doyle under his employment agreement.

During the same time period, Matthew P. Clark, Vice President of Technical Sales of the Company, received warrants to purchase 136,767 shares of common stock in lieu of $14,077 cash compensation due Mr. Clark under his employment agreement.

In 2013, William R. Doyle, Chairman, Chief Executive Officer and President of the Company, received warrants to purchase 736,045 shares of common stock share in lieu of $38,141 cash compensation due Mr. Doyle under his employment agreement.  Mr. Doyle also received 692,308 shares of common stock in lieu of $20,769 cash compensation due Mr. Doyle under his employment agreement and convertible promissory notes with a total face value of $66,732 in lieu of cash compensation.

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

During the same time period, W. Dean Waters, Chief Financial Officer of the Company, received warrants to purchase 846,154 shares of common stock in lieu of $21,797 cash compensation due Mr. Waters under his employment agreement.  Mr. Waters also received 1,692,308 common shares in lieu of $50,769 cash compensation due Mr. Waters under his employment agreement.

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

Grants of Plan-Based Awards for Fiscal Year 2013

Mr. Doyle received a grant of 500,000 options to purchase Company common stock with an exercise price of $0.15 per share of common stock, which options vest (a) 125,000 upon the attainment of EBITDA (earnings before interest, taxes, depreciation and amortization) of breakeven or better for the period from April 1, 2013, to March 31, 2014, (b) an additional 125,000 upon the attainment of annual EBITDA of $250,000 or better for the period from April 1, 2013, to March 31, 2014, and (c) the balance upon attainment of annual EBITDA of $500,000 or better for the period from April 1, 2013, to March 31, 2014. Such options have a term of ten years.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our executive officers as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
William R. Doyle	300,000			$ 0.68	12/2/2014
	100,000			0.68	4/28/2015
	500,000			0.68	10/1/2016
	1,750,000			0.68	2/11/2018
	83,333	166,667	166,667	0.68	3/14/2021
		500,000	500,000	0.15	4/1/2023

W. Dean Waters	100,000	150,000	150,000	0.15	4/1/2023
		500,000	500,000	0.15	4/1/2023

 Risk Analysis of Performance-Based Compensation Programs

The Board of Directors believes that our executive compensation programs do not encourage or result in excessive risk taking.  Such programs consist of base salaries, cash bonuses (none of which have been paid to date), and stock option grants.  Cash bonuses and the vesting of stock option grants for Mr. Doyle, our Chief Executive Officer, Chairman and President and Mr. Waters, our Chief Financial Officer are based on milestones to be set by our Board of Directors. We anticipate that such bonuses and stock options will be based on attaining specified percentages of the company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As a result, such bonuses will likely be focused on increasing revenue and managing expenses, all of which is consistent with the interests of our shareholders.  Further, the cash bonuses will likely be capped at a percentage of his base salary.  We believe this cap will limit the incentive for excessive risk-taking.

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

Executive Officer	Monthly Severance Programs (1)	Additional Monthly Severance Payments (2)	Continuing Benefits (3)	TOTALS

William R. Doyle	$ 92,500	$ 138,750	$ 962	$ 232,212
W. Dean Waters	30,000	-	600	30,600

1.)

The amounts represent the aggregate of monthly payments for six (6) months for Mr. Doyle and three (3) months for Mr. Waters.

2.)

In the event that Mr. Doyle complies with certain restrictive covenants in his employment agreement, after termination without cause, he is additionally entitled to this amount (75% of his base salary) payable in monthly installments over a one (1) year period following the initial six (6) month period of monthly severance payments.

3.)

Consists of health insurance premiums.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
J. Douglas Craft			56,230	56,230
Joseph Allegra, MD			56,230	56,230
W. Dean Waters			56,230	56,230
Mitsy Y. Mangum			56,230	56,230
D. Thomas Marsh			7,373	7,373

1.)

In 2009, all non-employee directors were granted 400,000 options at $1.63 per share which vest 20,000 options at the end of each fiscal quarter for five (5) years beginning June 30, 2009, for Messrs. Craft and Waters, and Ms. Mangum, and beginning September 30, 2009 for Dr. Allegra.  Such vesting is based on each director’s continued service as a director at each quarterly vesting date.  The amounts included represent the portion of the original total grant date fair value of options that vested in 2013 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2013 as a result of all outstanding options held by the Company’s directors being repriced to exercise prices of $0.35 per share in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation.

2.)

These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2013 for stock options granted to each of the non-employee directors during fiscal year 2009, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

    STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2013 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group.  This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2013, adjusted as required by rules promulgated by the SEC.

5% Stockholders
Gregory Rotman Palm Springs, CA	3,000,000	7.661%

Margaret Honeycutt Gainesville, GA	2,497,000	6.376%

Travis Honeycutt Gainesville, GA	2,496,900	6.376%

Keith Osborn Atlanta, GA	8,256,437	21.084%

Officers & Directors

William R Doyle Atlanta, GA	8,699,970	22.216%

Dean Waters Atlanta, GA	4,122,796	10.528%

Joseph C Allegra, M.D. Atlanta, GA	7,617,391	19.452%

Michelle Mangum Atlanta, GA	1,815,000	4.635%

John Douglas Craft Atlanta, GA	2,240,000	5.720%

All Directors and Executive Officers as a Group	24,495,157	62.551%

Total Shares Outstanding	39,160,255

(1)

Includes vested warrants to acquire 50,000 shares of common stock and convertible notes that are convertible into 5,566,437 shares of common stock.

(2)

Includes vested options to acquire 2,816,667 shares of common stock, vested warrants to acquire 2,769,478 shares of common stock, and convertible notes that are convertible into 680,336 shares of common stock.

(3)

Includes vested options to acquire 500,000 shares of common stock and vested warrants to acquire 1,156,154 shares of common stock.

(4)

Includes vested options to acquire 340,000 shares of common stock, vested warrants to acquire 1,830,000 shares of common stock, convertible notes that are convertible into 1,402,222 shares of common stock, and convertible preferred stock that are convertible into 1,625,700 shares of common stock.

(5)

Includes vested options to acquire 360,000 shares of common stock and vested warrants to acquire 1,390,000 shares of common stock.

(6)

Includes vested options to acquire 360,000 shares of common stock and vested warrants to acquire 1,550,000 shares of common stock.

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2013, each director failed filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.  Such filings are now current.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,488,239	2,511,761
Total	7,488,239	2,511,761

Our 2004 Long-Term Incentive Compensation Plan, as amended, which we refer to as the 2004 Plan, was adopted by our Board in 2004, and amended and approved by our shareholders in 2009. A maximum of 10,000,000 shares of common stock were authorized for issuance under the 2004 Plan.

The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Our officers, employees, consultants and directors are eligible to receive awards under the 2004 Plan; however, incentive stock options may only be granted to our employees. In accordance with the terms of the 2004 Plan, our Board administers the 2004 Plan and, subject to any limitations in the 2004 Plan, selects the recipients of awards and determines:

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. On January 10, 2013, as compensation to the CMA members for providing the increased CMA Note, the Company issued warrants to purchase 2,100,000 shares of the Company’s common stock to the CMA members at $0.35 per share and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note.

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

On April 29, 2014, the maturity date of the CMA Note was extended to April 29, 2015 with no compensation being paid to the CMA Directors for this extension.

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

In March of 2013 in preparation for Mr. Waters assuming the role of Chief Financial Officer, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that neither Mr. Craft, Dr. Allegra nor Ms. Mangum, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Marketplace Rule 5605(a)(2).

In connection with his appointment as Chief Financial Officer, Mr. Waters resigned his position as Chairman and member of the Company’s Audit Committee and Ms. Mangum, shall comprise our Audit Committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq Marketplace Rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board affirmed these determinations in 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year 2013, we retained the firm of Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts.  During fiscal year 2012, we retained Habif, Arogeti and Wynne LLP, (“HAW”) to provide services in the following categories and amounts:

Fee Category	2013 ($)	2012 ($)
Audit Fees	69,985	101,769
Audit-Related Fees	-	-
Tax Fees	-	3,500
All Other Fees	35,960	-

Total	105,945	105,269

Audit fees include the audit of Vystar’s annual financial statements, review of financial statements included in each of our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

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

Our Audit Committee determined that the rendering of non-audit services by PKM and HAW was compatible with maintaining the independence of each firm.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PERFORMED BY OUR

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by PKM.  Our Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to a budget for each category. Our Audit Committee’s charter delegates to one or more members of the Audit Committee the authority to address any requests for pre-approval of services between Audit Committee meetings, and the subcommittee or such member or members must report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

All services related to audit fees, audit-related fees, tax fees and all other fees provided by PKM during fiscal year 2013 and HAW during fiscal year 2012 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2013.

Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board further determined that Ms. Mangum is a “audit committee financial expert” is a “ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vytex.com.

We have reviewed and discussed with management and PKM Vystar’s audited financial statements. We discussed with PKM and Vystar’s Chief Financial Officer the overall scope and plans of PKM’s audits. We met with PKM, with and without management present, to discuss results of its examinations, its evaluation of Vystar’s internal controls, and the overall quality of Vystar’s financial reporting.

We have reviewed and discussed with PKM matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from PKM the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding PKM’s communications with the Audit Committee concerning independence. We have discussed with PKM matters relating to its independence, including a review of both audit and non-audit fees, and considered the compatibility of non-audit services with PKM’s independence.

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2013, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Mitsy Y. Mangum, Chair

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.3***	Articles of Amendment to the Articles of Incorporation of Vystar Corporation dated September 16, 2013

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

10.18**	Employment Agreement between W. Dean Waters and Vystar dated April 1, 2013

10.19	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.20	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.21	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.22	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment.

** Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request. Confidential treatment has been requested as to a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 30, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: May 30, 2014	By:	/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on May 9, 2013.

Signature	Title

/s/ William R. Doyle	Chairman, President, and Chief Executive Officer
William R. Doyle

/s/ W. Dean Waters	Chief Financial Officer
W. Dean Waters

/s/ J. Douglas Craft	Director
J. Douglas Craft

/s/ Joseph C. Allegra, MD	Director
Joseph C. Allegra, MD

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ W. Dean Waters	Director
W. Dean Waters