Form 10-K/A
period 2013-12-31
Vystar Corp
filed 2014-06-04
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

2484 Briarcliff Road, Suite 159, #22

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

As of June 4, 2014, there were 48,143,588 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Vystar Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on May 30, 2014 (the “Form 10-K”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part II, Item 8 of the Form 10-K.

No other modifications or changes have been made to the Form 10-K.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15.         EXHIBITS

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

101 **

The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

*  These exhibits were previously included in Vystar Corporation’s Annual Report on Form 10-K for the quarterly period ended December 31, 2014, filed with the Securities and Exchange Commission on May 30, 2014.

**  In accordance with Regulation S-T, the XBRL related information in Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: June 4, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 4, 2014		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)

4