Form 10-Q
period 2014-03-31
Vystar Corp
filed 2014-06-06
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of June 6, 2014, there were 54,131,553 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”).  This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein.  Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2013.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2013 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2014

Part I.       FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 81,222	$ 56,373
Accounts receivable, net of allowance for uncollectible amount of $37,025 and $237,160 at March 31, 2014 and December 31, 2013, respectively	98,305	64,351
Inventory	3,449	3,449
Prepaid expenses	126,262	93,854
TOTAL CURRENT ASSETS	309,238	218,027
PROPERTY AND EQUIPMENT, NET	6,693	157,977
OTHER ASSETS
Intangible assets, net	182,863	186,783
TOTAL ASSETS	$ 498,794	$ 562,787
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Related party line of credit	$ 1,499,875	$ 1,499,875
Bank line of credit	-	49,737
Accounts receivable line of credit	-	47,479
Accounts payable	619,705	728,557
Accrued compensation	34,041	88,781
Accrued expenses	110,919	92,900
Short-term debt	36,754	-
Current portion of long term debt	-	9,732
TOTAL CURRENT LIABILITIES	2,301,294	2,517,061
Shareholder notes payable	661,684	862,568
Long term debt, net of current portion	-	73,955
TOTAL LIABILITIES	2,962,978	3,453,584
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 issued and outstanding at March 31, 2014 and December 31, 2013 respectively	3	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 54,131,553 and 39,160,255 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,413	3,916
Additional paid-in capital	20,723,302	20,024,639
Accumulated deficit	(23,192,902)	(22,919,355)
TOTAL STOCKHOLDERS' DEFICIT	(2,464,184)	(2,890,797)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 498,794	$ 562,787

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE	$ 211,819	$ 10,175
COST OF REVENUE	81,848	3,905
Gross Margin	129,971	6,270
OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $30,000 in 2013	-	82,304
General and administrative, including non-cash share-based compensation of $114,354 and $126,005 in 2014 and 2013, respectively	323,703	377,172
Research and development	-	10,886
Total Operating Expenses	323,703	470,362
LOSS FROM OPERATIONS	(193,732)	(464,092)
OTHER INCOME (EXPENSE)
Interest income	9	-
Other income	50	(60)
Interest expense	(40,552)	(224,188)
LOSS FROM CONTINUING OPERATIONS	(234,225)	(688,340)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(39,322)	(102,540)
NET LOSS	$ (273,547)	$ (790,880)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$ (0.01)	$ (0.03)
Loss per share from discontinued operations	$ (0.00)	$ (0.01)
Net loss per share	$ (0.01)	$ (0.04)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	46,645,904	20,445,512

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (273,547)	$ (790,880)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	114,354	156,005
Allowance for uncollectible accounts receivable	(220,135)	44,590
Depreciation	761	17,860
Amortization of intangible assets	3,920	196,935
Loss on disposal of equipment	105,931	-
Gain on extinguishment of debt	(96,670)	-
(Increase) decrease in assets
Accounts receivable	186,181	(9,786)
Prepaid expenses	(32,408)	8,457
Other	-	(3,488)
Increase (decrease) in liabilities
Accounts payable	(108,852)	202,472
Accrued compensation and expenses	(36,721)	26,477
Net cash used in operating activities	(357,186)	(151,357)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	44,593	-
Cost of patents	-	(2,048)
Net cash used in investing activities	44,593	(2,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	384,921	5,000
Proceeds from related party line of credit	-	70,000
(Payments) / Advances under A/R facility	(47,479)	45,186
Net cash provided by financing activities	337,442	120,186
NET (DECREASE) INCREASE IN CASH	24,849	(33,219)
CASH - BEGINNING OF YEAR	56,373	91,919
CASH - END OF YEAR	$ 81,222	$ 58,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Cash paid during the period for Interest	$ 23,448	$ 23,351

Non-cash conversion of shareholder notes	(200,884)	-

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL").  On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies that were headquartered in Monroe, Georgia.  SleepHealth provided sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina.  On  June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC.  Due to poor performance and as part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets, the Company made the decision to discontinue the operations of the SleepHealth in January of 2014.  As a result of the acquisitions and the discontinued operations of SleepHealth, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.  Vystar has also expanded into the consumer arena with a planned introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillows producers, and furniture store chains in specific areas of the Unites States.  This additional focus was noted in a press release dated March 19, 2014.

NOTE 2

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2014 and 2013.

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

Loss Per Share

Because the Company reported a net loss for the three month periods ended March 31, 2014 and 2013, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 7,488,239 shares and 6,487,500 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive.  Warrants to purchase 20,136,302 shares and 12,788,412 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products.  Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients.  The Kiron segment recognizes revenue each month for sleep services as services are provided.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities.  In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2014 approximate market interest rates for the respective borrowings.

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

ACQUISITIONS

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

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the three months ended March 31, 2014, as if the acquisition had occurred effective January 1, 2013.  As such, the actual and pro-forma earnings information for the three months ended March 31, 2014 and March 31, 2013 was as follows

:

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statement of Operations

For the Three Months Ended March 31,

	2014					2013
	Vystar	Kiron	SleepHealth	(A)	Consolidated	Vystar	Kiron		SleepHealth	(A)	Consolidated
Revenues, net	$14,350	$197,469	-		$211,819	$10,175	$204,028		-		$214,203
Cost of revenues	1,668	80,180	-		81,848	3,905	88,287	(C)	-		92,192
Gross profit	12,682	117,289	-		129,971	6,270	115,741		-		122,011

Operating expenses
Sales and marketing	-	-	-		-	82,304	-		-		82,304
General and administrative	274,971	48,732	-		323,703	377,172	116,800		-		493,972
Goodwill impairment/intangible write-off	-	-	-		-	10,886	-		-		10,886
Total operating expenses	274,971	48,732	-		323,703	470,362	116,800		-		587,162

Profit/(Loss) from operations	(262,289)	68,557	-		(193,732)	(464,092)	(1,059)		-		(465,151)

Other income (expense)
Interest income	9	-	-		9	-	-		-		-
Interest expense	(40,471)	(81)	-		(40,552)	(224,188)	(80)		-		(224,268)
Other (expense) income	50	-	-		50	(60)	-		-		(60)

Loss from discontinued operations	-	-	(39,322)		(39,322)	-	-		(102,540)		(102,540)

Net profit/(loss)	($302,701)	$68,476	($39,322)		($273,547)	($688,340)	($1,139)		($102,540)		($792,019)

Basic and diluted loss per share	($0.01)	$0.00	($0.00)		($0.01)	($0.03)	($0.00)		($0.00)		($0.03)

Basic and diluted weighted average number of common shares outstanding	46,645,904	46,645,904	46,645,904		46,645,904	23,857,952	23,857,952		23,857,952	(B)	23,857,952

The accompanying notes are an integral part of these financial statements.

Pro Forma Financial Statement Adjustments

The following pro forma adjustments are included in the Company’s unaudited pro forma combined financial statements:

A.

The Company discontinued the operations of the SleepHealth division.

B.

To record the 727,434 shares of Vystar common stock, valued at $50,000 or $0.0688 per share, issued to the Seller of Kiron.

C.

To record Medical Director Fee Expense of $29,500 for the three month period ending March 31, 2013.

NOTE 4

DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of the SleepHealth division it acquired during September 2012.

SleepHealth revenue was $28,610 and $286,403 for the three months ended March 31, 2014 and 2013, respectively.  Losses from discontinued operations were $39,322 and $102,540 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5

LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At March 31, 2014, the Company had cash of $81,222 and a deficit in working capital of $1,992,056.  Further, at March 31, 2014, the accumulated deficit amounted to $23,192,902.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management has completed a year-long cost cutting and reorganization plan culminating in the closing of SleepHealth, LLC division in January 2014.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2014 and beyond.  If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2014, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 6

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013

Furniture, fixtures and equipment	$ 150,118	$ 423,552
Accumulated depreciation	(143,425)	(265,575)

	$ 6,693	$ 157,977

Depreciation expense for the three months ended March 31, 2014 and 2013 was $761 and $17,860, respectively.

NOTE 7

INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	March 31, 2014	December 31, 2013

Patents	$ 238,551	$ 238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(64,760)	(60,840)

Intangible assets, net	$ 182,863	$ 186,783

Amortization expense for the three months ended March 31, 2014 and 2013 was $3,920 and $7,193, respectively.

NOTE 8

INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 9

NOTES PAYABLE AND LOAN FACILITY

Secured Borrowing

On March 7, 2013, the Company executed with Summit Financial Resources, L.P. a Hawaii limited partnership (“Summit”), a Financing and Security Agreement (“A/R Financing Facility” or “Facility”) with a maximum credit line of $250,000 in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  Summit will advance up to 65% of a receivable’s face value and interest accrues on the outstanding advances at a rate of Prime + 1.25% (as of March 31, 2014 the rate on the facility was 4.50%) and a management fee of 0.4% of the receivable’s face amount is charged for each 15 day period the receivable remains unpaid.  The advances are repaid upon collection of the receivables.

With the closing of the SleepHealth division in January of 2014, this Facility was no longer needed and on April 4, 2014 Vystar made a final payment to close this line of credit established with Summit.

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, acquired a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% (as of December 31, 2013 was 4.35%), and (iii) is payable upon demand. As of December 31, 2013 the balance under the line of credit was $49,737.  This line of credit was extinguished with discontinuation of SleepHealth.

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members.  Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000.  Interest, is computed at LIBOR plus 5.25% (5.44% at March 31, 2014), on amounts drawn and fees.  The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2014 was 5.44%.

Other terms of the CMA Note include:

•

The Note is unsecured;

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000.  As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note.  There was no amortization of the financing costs associated with the CMA Note for the three months ended March 31, 2014.  Amortization of financing costs associated with the CMA Note amounted to $177,795 for the three months ended March 31, 2013.

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

On April 30, 2014 the maturity date of the CMA Note was extended to April 30, 2015.  No consideration was awarded the CMA members based on this extension.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2014	December 31, 2013
Shareholder notes payable	$ 661,684	$ 862,568
Accrued Interest	97,490	91,345
Total Shareholder Notes Payable	$ 759,174	$ 953,913

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.075 and $0.10 of principal and interest for each such share.

The current base conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of March 31, 2014 of $759,174 including accrued interest, is $0.10 per share or 7,591.740 shares of the Company’s common stock.  The face value of the Shareholder Notes at March 31, 2014 is $661,684.

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

On March 6, 2014, Sound Investment Partners, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $100,000 Note converted to 1,333,334 shares of common stock and the accrued interest of $6,972 converted to 232,408 shares of common stock and 116,204 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Italia-Eire, LP converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Diamond II Investments, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.

NOTE 10

STOCKHOLDERS’ EQUITY

Common Stock and Warrants

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

As noted in Note 9, on March 6, 2014, Sound Investment Partners, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $100,000 Note converted to 1,333,334 shares of common stock and the accrued interest of $6,972 converted to 232,408 shares of common stock and 116,204 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Italia-Eire, LP converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.  On March 31, 2014, Diamond II Investments, LLC converted its 10% Convertible Promissory Note due June 30, 2018.  The face value of the $50,000 Note converted to 666,667 shares of common stock and the accrued interest of $3,833 converted to 127,778 shares of common stock and 63,889 warrants with a $0.05 exercise price and two year expiration.

Cumulative Convertible Preferred Stock

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

At March 31, 2014, the 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $26,231, and could be converted into 4,011,333 shares of common stock, at the option of the holder.

NOTE 11

SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $114,354 and $156,005 of stock-based compensation expense for the three month period ended March 31, 2014 and 2013, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of March 31, 2014, $125,878 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately two years.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.

No stock option grants were made in either the three months ended March 31, 2014 and March 31, 2013.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At March 31, 2014, there were 2,511,761 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The following table represents the Company’s option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2013	7,488,239		$ 0.23	5.49
Granted	-	$ -	$ -	-
Exercised	-	$ -	$ -	-
Expired	-	$ -	$ -	-
Outstanding, March 31, 2014	7,488,239		$ 0.23	5.24
Exercisable, March 31, 2014	5,930,000		$ 0.29	5.29

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants granted for the three months ended March 31:

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2014	2013
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	138.30%	121.40%
Risk-Free Interest Rate	0.46%	1.95%
Expected Life of Stock Awards – Years	3.2	10.0

The following table represents the Company’s warrant activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2013	14,788,714		$ 0.16	6.67
Granted	5,347,588	$ 0.06	$ 0.05	-
Exercised	-	$ -	$ -	-
Expired	-	$ -	$ -	-
Outstanding, March 31, 2014	20,136,302		$ 0.13	5.54
Exercisable, March 31, 2014	19,786,302		$ 0.14	5.52

The Company issued 814,250 warrants for services during the three months ended March 31, 2014 at exercise prices from $0.04 to $0.11 per share, exercisable over a period from two to ten years from the grant date.  All of the warrants with the exception of 200,000 vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $41,392 and was recorded as noncash share-based compensation expense when vesting occurred.  The Company also issued 4,533,338 warrants associated with a private placement offering of the Company’s common stock at an exercise price of $0.05.  The fair value of the private placement warrants was $237,180.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein and non-rubbers in natural rubber latex to virtually undetectable levels. With non-latex products growing at a rapid rate, the costs for these alternative materials incurred by the manufacturers of these many different products have greatly decreased with nearly all substitute materials being more expensive than NRL. This fact has changed in the past year as NRL prices have decreased and continue to fluctuate in the low price zone.  Supply for nitrile and neoprene has grown dramatically in the past year as additional facilities have come on line mostly in Southeast Asia.  We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products and we have recently approved an ultra-low ammonia version for limited exposure on the workers in the manufacturing world. Recent industry estimates have the total rubber market at 11 million dry metric tons of which just over 1.2 million tons are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million plus tons are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and specialty health care products such as condoms, surgical and exam gloves, catheters and other items.

We are now involved in expanding our operations, particularly increasing market acceptance and sales of Vytex NRL through our new operating agreement with CT Group (“CT”).  As we conclude the first year of this agreement we feel we are better prepared to handle the consistent orders by utilizing CT’s ability to hedge raw material pricing, consistently produce larger quantities, store the  various forms of Vytex NRL effectively, package and ship, collect and pay Vystar its royalties. The sales cycle generally starts with a laboratory analysis of Vytex NRL whereby physical properties and protein levels of the finished goods are tested by potential customers to ensure it meets the required specifications and then progresses to a full production run on the manufacturer’s equipment.  CT recently shipped a manufacturing trial order to a major producer of adhesives for use in a few different industries such as shoe adhesives and food labeling and is now prepping for a trial in the surgical glove arena as well as adding additional condom makers.  The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance.   Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle.  If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review.  By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues.  Our focus on the consumer foam arena will greatly increase the global production and use of Vytex NRL and includes other licensees as well as the CT Group.

As noted in a press release issued March 19, 2014, Vystar announced a strategic directional shift taking it into the multi-billion dollar foam market using its patented Vytex NRL raw material.  The raw material is then transformed by its Guatemalan partner, Islatex, and potentially other companies into foam that is whiter, lighter weight and free of the off-gassing common among competitors' memory foam products. Because Vytex NRL results in a more translucent and cleaner latex following the removal of proteins and non-rubbers, manufacturers' production costs are decreased by utilizing less chemicals, water, and processing to remove proteins, and less dyes and perfumes to cover up the yellow color and odor of non-Vytex natural rubber latex.

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

Recent Developments

On December 24, 2013, Vystar entered into an Independent Contractor Agreement with Jamila Randolph Battle, MD, a North Carolina physician and sleep specialist, to assume the role of Medical Director for Kiron Clinical Sleep Lab, LLC on January 1, 2014.  Dr. Battle received her undergraduate degree from Duke University and her medical degree from the University of North Carolina at Chapel Hill School of Medicine. She completed her family medicine residency at the University of Michigan, Ann Arbor. Upon completion of her training she returned to North Carolina where she practiced family medicine and served as a consulting associate at Duke Family Medicine. In 2010 she began formal training and education with The School of Sleep Medicine in Palo Alto, California and the Mayo Clinic in Rochester, MN.  In 2012, she became Board Certified in Sleep Medicine.

Since this time Kiron has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, CPAP clinics and a solid re-supply business focusing on its existing and growing patient base.  Dr Battle has worked with the staff to highlight the thorough and complete job done by Kiron from consultation to DME re-supply if the patient chooses that route.

The SleepHealth, LLC (“SleepHealth”), acquisition made on September 13, 2012 was expected to be mutually beneficial by providing each company with new expansion options and presented an indirect vertical integration opportunity as a potential channel for Vystar’s recently announced Vytex® NRL foam bedding products such as pillows, mattresses, and mattress toppers.  Since the acquisition, local hospitals have taken over several of our profitable locations, we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing with our remaining locations to a profitable level have failed.  The Durable Medical Equipment business which was a primary driver in the decision to acquire SleepHealth has never materialized.  The former owner, who remained a consultant for a brief period, partnered SleepHealth with associates of hers to gain Durable Medical Equipment (DME) business which hindered the growth of SleepHealth and saddled Vystar with serious DME debt and no legitimate sales.  In addition to the DME debt created by the former owner, serious issues with back payroll and income taxes and other liabilities that had been hidden from the auditors were discovered as well as non-existent accreditations.  It was the decision of Vystar management to close the division completely and pursue legal action.  Early in 2014, management closed the SleepHealth Division and transferred the remaining accounts to the SleepHealth management team, liquidated the remaining SleepHealth assets and will focus on its wholly owned Kiron facility in addition to Vystar’s growing natural rubber latex business and Vytex foam mattress and pillow offerings.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Revenues

	Three Months Ended March 31,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$211,819	$28,610	$240,429	$10,175	$286,403	$296,578	$201,644	1,981.8%	($56,149)	(18.9%)
Cost of revenue	81,848	36,949	118,797	3,905	240,952	244,857	77,943	1,995.8%	126,060	51.5%
Gross profit	$129,971	($8,339)	$121,632	$6,270	$45,451	$51,721	$123,701	1,973.0%	$69,911	135.2%

Revenues for the three months ended March 31, 2014 and 2013 from the consolidated Company were $240,429 and $296,578, respectively, for a decrease of $56,149 or 18.9%.  Revenues for the three months ended March 31, 2014 and 2013 from the Company’s continuing operations were $211,819 and $10,175, respectively, for an increase of $201,644 or 1,981.8%.  The increase in revenues from continuing operations was mainly due to the $197,469 in fees from Kiron.  For the consolidated Company, gross profit improved from $51,721 for the period ended March 31, 2013 to $121,632 for the period ended March 31, 2014 for an improvement of $69,911 or 135.2%.  Gross profit from continuing operations for the three months ended March 31, 2014 and 2013 were $129,971 and $6,270, respectively, for an increase of $123,701 or 1,973.0%

Operating Expenses

	Three Months Ended March 31,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
Operating Expenses	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Sales and marketing	-	-	-	$82,304	-	$82,304	($82,304)	(100.0%)	($82,304)	(100.0%)
General and administrative	323,703	(22,825)	300,878	377,172	144,974	522,146	(53,469)	(14.2%)	(221,268)	(42.4%)
Research and development	-	-	-	10,886	-	10,886	(10,886)	(100.0%)	(10,886)	(100.0%)
Total operating expenses	323,703	(22,825)	300,878	470,362	144,974	615,336	(146,659)	(31.2%)	($314,458)	(51.1%)

The Company’s consolidated operating expenses were $300,878 and $615,336 for the three months ended March 31, 2014 and 2013, respectively, for a decrease of $314,458 or 51.1%.  This was the result of the Company’s cost cutting initiative resulting in the elimination of two sales and marketing positions in 2013.  The Company’s consolidated operating expenses from continuing operations were $323,703 and $470,362 for the three months ended March 31, 2014 and 2013, respectively, for a decrease of $146,659 or 31.2%.  This was the result of the Company’s above referenced elimination of two sales and marketing positions in 2013.

The Company’s general and administrative expenses were $300,878 and $522,146 for the three months ended March 31, 2014 and 2013, respectively, for a decrease of $221,268 or 42.4%. The decrease in general and administrative expenses for the period ended March 31, 2014 was the result of closing the SleepHealth division.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended March 31, 2013 was $10,886 for research and development expense. No research and development expenses were incurred during the three month period ended March 31, 2014.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2014, consisted of interest expense of $40,552, interest income of $9, and other income of $50.  This compares to $60 of other expense and interest expense of $224,188 for the three months ended March 31, 2013.

Net Loss

Net loss was $273,547 and $790,880 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $517,333 or a 65.4% in the net loss.

Discontinued Operations

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of the SleepHealth division it acquired during September 2012.

SleepHealth revenue was $28,610 and $286,403 for the three months ended March 31, 2014 and 2013, respectively.  Losses from discontinued operations were $39,322 and $102,540 for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had cash of $81,222 and a deficit in working capital of $1,992,056.  Further, at March 31, 2014, the accumulated deficit amounted to $23,192,902.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management has completed a year-long cost cutting and reorganization plan culminating in the closing of SleepHealth, LLC division in January 2014.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2014 and beyond.  If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2014, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2014 and 2013, net cash used in operations was $357,186 and $151,357 respectively.  The negative cash flow for the three months ended March 31, 2014 resulted primarily from the net loss of $273,547, allowance for uncollectible accounts receivable of $220,135, a decrease in accounts payable of $108,852, and an extinguishment in debt of $96,670 offset by non-cash charges related to non-cash share-based compensation expense of $114,354, loss on disposal of equipment of $105,931, reduction in accounts receivable of $186,181.  The negative cash flow for the three months ended March 31, 2013 resulted primarily from the net loss of $790,880 reduced by non-cash charges related to non-cash share-based compensation expense of $156,005 and amortization expense of $196,935.

Net cash provided by investing activities for the three months ended March 31, 2014 was $44,593 from the disposal of the furniture and equipment from the discontinued SleepHealth division.  Net cash used by investing activities for the three months ended March 31, 2013 was $2,048 of legal and other costs associated with our patents.

Net cash provided by financing activities for the three months ended March 31, 2014 was $337,442 comprised of $384,921 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.  Net cash provided by financing activities for the three months ended March 31, 2013 was $120,186 comprised of $5,000 in proceeds from the sale of common stock and warrants, $70,000 under the CMA Note, and net proceeds of $45,186 from other financings.

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

None

ITEM 4.

CONTROLS AND PROCEDURES

(A)     Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

At closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director.  The Seller subsequently dissolved Durham Neurology, PLLC in October 2013 leaving Kiron without a Medical Director.  On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract.  Potential settlement discussions are currently taking place but there is no evidence that they will be successful and as the defendant has secured local counsel Vystar, based on our expectations of settlement, expects this matter to continue for a period of time.

On March 26, 2014, Vystar settled a potential suit by a former contractor of which the terms remain confidential.  The effect of will be an elimination of an account payable in the amount of $15,000 for $750.  On April 22, 2014, Vystar also settled with a creditor for $200 cash up-front and a fraction of the payable due on the last business day of August 2014 further reducing accounts payable.

On March 17, 2014, Audrey Soo, a prior employee of Kiron Clinical Sleep Lab, LLC and spouse of Michael Soo, MD, filed Civil Suit 14CV-2373 IN THE DISTRICT COURT OF DURHAM COUNTY, STATE OF NORTH CAROLINA against Vystar Corporation and Kiron Clinical Sleep Lab, LLC for non-payment of accrued vacation and sick time. Vystar is vigorously defending itself against these erroneous and potentially fraudulent claims.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended March 31, 2014, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)

Common Stock and Warrant Financings

From December 31, 2013 through March 31, 2014, the Company issued 11,676,853 shares of its common stock at a price of $0.03 per share.

From December 31, 2013 through March 31, 2014, the Company issued 4,533,338 warrants to purchase shares of its common stock at a price of $0.05 per share

(b)

Stock Option Grants

None

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

VYSTAR CORPORATION

Date: June 6, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 6, 2014		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)