Form 10-Q/A
period 2014-03-31
Vystar Corp
filed 2014-06-09
CIK 1308027

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

As of June 9, 2014 there were 48,143,588 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Vystar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on June 6, 2014 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

101 **

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

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

VYSTAR CORPORATION

Date: June 9, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 9, 2014		/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William R. Doyle, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Vystar Corporation (the “Company”) for the quarter ended March 31, 2014, as amended;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: June 9, 2014	By:	/s/ William R. Doyle
Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, W. Dean Waters, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Vystar Corporation (the “Company”) for the quarter ended March 31, 2014, as amended;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: June 9, 2014	By:	/s/ W. Dean Waters
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vystar Corporation (the “Company”) on Form 10-Q for the Quarter Ended March 31, 2014 as filed with the Securities and Exchange Commission on April 14, 2014, and as amended as of the date hereof (the “Report”), the undersigned, William R. Doyle, Chairman, President and Chief Executive Officer of the Company, and W. Dean Waters, Chief Financial Officer of the Company, each do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William R. Doyle
William R. Doyle
Chairman, President and Chief Executive Officer
June 9, 2014

/s/ W. Dean Waters
W. Dean Waters
Chief Financial Officer
June 9, 2014

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