Form 10-Q
period 2014-06-30
Vystar Corp
filed 2014-08-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X] NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  [ ]  NO  [X]

As of August 14, 2014, there were 57,744,053 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2014

Part I.       FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 22,007	$ 56,373
Accounts receivable, net of allowance for uncollectible amount of $40,134 and $257,160 at June 30, 2014 and December 31, 2013, respectively	124,739	64,351
Inventory	3,449	3,449
Prepaid expenses	46,008	93,854
TOTAL CURRENT ASSETS	196,203	218,027
PROPERTY AND EQUIPMENT, NET	5,991	157,977
OTHER ASSETS
Intangible assets, net	178,943	186,783
TOTAL ASSETS	$ 381,137	$ 562,787
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Related party line of credit	$ 1,499,875	$ 1,499,875
Bank line of credit	-	49,737
Accounts receivable line of credit	-	47,479
Accounts payable	641,878	728,557
Accrued compensation	48,764	88,781
Accrued expenses	114,010	92,900
Short-term debt	36,474	-
Current portion of long term debt	-	9,732
TOTAL CURRENT LIABILITIES	2,341,001	2,517,061
Shareholder notes payable	662,332	862,568
Long term debt, net of current portion	-	73,955
TOTAL LIABILITIES	3,003,333	3,453,584
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 issued and outstanding at June 30, 2014 and December 31, 2013 respectively	3	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 54,231,553 and 39,160,255 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,423	3,916
Additional paid-in capital	20,852,792	20,024,639
Accumulated deficit	(23,480,414)	(22,919,355)
TOTAL STOCKHOLDERS' DEFICIT	(2,622,196)	(2,890,797)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 381,137	$ 562,787

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE	$ 175,050	$ 5,164	$ 386,869	$ 15,339
COST OF REVENUE	74,466	261	156,314	4,167
Gross Margin	100,584	4,903	230,555	11,172
OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $0 and $33,097 for the three months ended June, 30, 2014 and 2013, respectively and $0 and $63,097 for the six months ended June 30, 2014 and 2013, respectively.	-	53,027	-	135,331
General and administrative, including non-cash share-based compensation of $152,962 and $124,687 for the three months ended June, 30, 2014 and 2013, respectively and $268,855 and $250,692 for the six months ended June 30, 2014 and 2013, respectively.	367,795	504,642	691,498	881,814
Research and development	-	8,748	-	19,634
Total Operating Expenses	367,795	566,417	691,498	1,036,779
LOSS FROM OPERATIONS	(267,211)	(561,514)	(460,943)	(1,025,607)
OTHER INCOME (EXPENSE)
Interest income	3	7	12	7
Other income (expense)	6,730	-	6,780	(60)
Interest expense	(44,340)	(86,892)	(84,892)	(311,079)
LOSS FROM CONTINUING OPERATIONS	(304,818)	(648,399)	(539,043)	(1,336,739)
DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations	17,306	(11,097)	(22,016)	(113,637)
NET LOSS	$ (287,512)	$ (659,496)	$ (561,059)	$ (1,450,376)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$ (0.01))	$ (0.03)	$ (0.01)	$ (0.05)
Gain/(Loss) per share from discontinued operations	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per share	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.05)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	54,181,553	25,723,851	49,174,454	24,822,740

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (561,059)	$ (1,450,376)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	268,855	313,789
Allowance for uncollectible accounts receivable	(217,026)	140,087
Depreciation	1,463	35,497
Amortization of intangible assets	7,840	14,393
Amortization of deferred financing costs	-	231,502
Loss on disposal of equipment	105,931	-
Gain on extinguishment of debt	(96,949)	-
(Increase) decrease in assets
Accounts receivable	156,637	(43,797)
Prepaid expenses	47,846	54,887
Other	-	(5,391)
Increase (decrease) in liabilities
Accounts payable	(86,679)	225,302
Accrued compensation and expenses	(18,907)	58,890
Net cash used in operating activities	(392,048)	(425,217)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	44,593	1,069
Cost of patents	-	(2,048)
Net cash provided by (used in) investing activities	44,593	(979)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	360,568	45,000
Issuance of preferred stock	-	269,682
Payments of notes payable	-	(62,262)
Proceeds from Shareholder Notes	-	212,500
Proceeds from related party line of credit	-	70,000
(Payments) / Advances under A/R facility	(47,479)	8,502
Net cash provided by financing activities	313,089	543,422
NET (DECREASE) INCREASE IN CASH	(34,366)	117,226
CASH - BEGINNING OF YEAR	56,373	91,919
CASH - END OF YEAR	$ 22,007	$ 209,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Cash paid during the period for Interest	$ 45,124	$ 83,663

Non-cash conversion of shareholder notes	(200,237)	-

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL").  Vystar is focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and has expanded into the consumer arena with a planned introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillows producers, and furniture store chains in specific areas of the Unites States.  Vystar also owns Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

NOTE 2

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2014 and 2013.

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

Loss Per Share

Because the Company reported a net loss for the six month periods ended June 30, 2014 and 2013, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 6,488,239 shares and 7,738,350 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, as their effect would be anti-dilutive.  Warrants to purchase 20,838,430 shares and 11,588,352 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products.  Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients.  The Kiron segment recognizes revenue each month for sleep services as services are provided.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities.  In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2014 approximate market interest rates for the respective borrowings.

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

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the six months ended June 30, 2014, as if the acquisition had occurred effective January 1, 2013.  As such, the actual and pro-forma earnings information for the six months ended June 30, 2014 and June 30, 2013 was as follows:

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statement of Operations

For the Six Months Ended June 30,

	2014					2013
	Vystar	Kiron	Sleephealth	(A)	Consolidated	Vystar	Kiron		Sleephealth	(A)	Consolidated
Revenues, net	$19,508	$367,361	-		$386,869	$15,339	$429,248		-		$444,587
Cost of revenues	5,249	151,065	-		156,314	4,167	204,719	(C)	-		208,886
Gross profit	14,259	216,296	-		230,555	11,172	224,529		-		235,701

Operating expenses
Sales and marketing	-	-	-		-	135,331	-		-		135,331
General and administrative	579,073	112,425	-		691,498	881,814	229,191		-		1,111,005
Goodwill impairment/intangible write-off	-	-	-		-	19,634	-		-		19,634
Total operating expenses	579,073	112,425	-		691,498	1,036,779	229,191		-		1,265,970

Profit/(Loss) from operations	(564,814)	103,871	-		(460,943)	(1,025,607)	(4,662)		-		(1,030,269)

Other income (expense)
Interest income	12	-	-		12	7	-		-		7
Interest expense	(84,760)	(132)	-		(84,892)	(311,079)	(191)		-		(311,270)
Other (expense) income	6,780	-	-		6,780	(60)	-		-		(60)

Loss from discontinued operations	-	-	(22,016)		(22,016)	-	-		(113,637)		(113,637)

Net profit/(loss)	($642,782)	$103,739	($22,016)		($561,059)	($1,336,739)	($4,853)		($113,637)		($1,455,229)

Basic and diluted loss per share	($0.01)	$0.00	($0.00)		($0.01)	($0.05)	($0.00)		($0.00)		($0.05)

Basic and diluted weighted average number of common shares outstanding	49,174,454	49,174,454	49,174,454		49,174,454	25,550,174	25,550,174		25,550,174	(B)	25,550,174

The accompanying notes are an integral part of these financial statements.

Pro Forma Financial Statement Adjustments

The following pro forma adjustments are included in the Company’s unaudited pro forma combined financial statements:

(A)

The Company discontinued the operations of the SleepHealth division in January 2014.

(B)

To record the 727,434 shares of Vystar common stock, valued at $50,000 or $0.0688 per share, issued to the Seller of Kiron.

(C)

To record Medical Director Fee Expense of $62,500 expense for the six month period ending June 30, 2013.

NOTE 4

DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of SleepHealth acquired during September 2012.

SleepHealth revenue was $28,610 and $519,112 for the six months ended June 30, 2014 and 2013, respectively and $0 and $232,710 for the three months ended June 30, 2014 and 2013, respectively.   Losses (Gains) from discontinued operations were $22,016 and $113,637 for the six months ended June 30, 2014 and 2013, respectively and ($17,306) and $11,097 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 5

LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2014, the Company had cash of $22,007 and a deficit in working capital of $2,144,798.  Further, at June 30, 2014, the accumulated deficit amounted to $23,480,414.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.  Management has completed a year-long cost cutting and reorganization plan culminating in the closing of SleepHealth, LLC in January 2014.  Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

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

NOTE 6

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013

Furniture, fixtures and equipment	$150,118	$423,552
Accumulated depreciation	(144,127)	(265,575)

	$5,991	$157,977

Depreciation expense for the three months ended June 30, 2014 and 2013 was $702 and $17,637, respectively and for the six months ended June 30, 2014 and 2013 was $1,463 and $35,497, respectively.

NOTE 7

INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	June 30, 2014	December 31, 2013

Patents	$ 238,551	$ 238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(68,680)	(60,840)

Intangible assets, net	$ 178,943	$ 186,783

Amortization expense for the three months ended June 30, 2014 and 2013 was $3,920 and $7,200, respectively and for the six months ended June 30, 2014 and 2013 was $7,840 and $14,393, respectively.

NOTE 8

INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 9

NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to $1,000,000 and on November 2, 2012, the Board of Directors approved an increase in the CMA line of credit to $1,500,000.  CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) and the Company’s Chairman and Chief Executive Officer are members.  Interest, is computed at LIBOR plus 5.25% (5.42% at June 30, 2014), on amounts drawn and fees.  The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2014 was 5.44%.

Other terms of the CMA Note include:

•

The Note is unsecured;

•

No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•

Note matures and is payable in full on April 30, 2015.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	June 30, 2014	December 31, 2013

Shareholder notes payable	$ 662,332	$ 862,568
Accrued interest	114,010	91,345
Total Shareholder Notes Payable	$ 776,342	$ 953,913

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.075 and $0.10 of principal and interest for each such share.

The current base conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of June 30, 2014 of $776,342 including accrued interest, is $0.10 per share or 7,763,420 shares of the Company’s common stock.  The face value of the Shareholder Notes at June 30, 2014 is $662,332.

NOTE 10

STOCKHOLDERS’ EQUITY

Common Stock

On June 26, 2014, the Company issued at total of 1,750,000 common shares as compensation for business development and consulting contracts with various consultants.

On June 30, 2014, the Company issued 100,000 common shares to its CFO in lieu of salary payable for 2014.

Cumulative Convertible Preferred Stock

At June 30, 2014, the 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $33,731, and could be converted into 4,011,333 shares of common stock, at the option of the holder.

NOTE 11

SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $152,962 and $157,784 of stock-based compensation expense for the three month periods ended June 30, 2014 and 2013, respectively, and $268,855 and $313,789 of stock-based compensation for the six month periods ended June 30, 2014 and 2013, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of June 30, 2014, $34,681 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately two years.

Options

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.

No stock option grants were made in the six months ended June 30, 2014.

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2014, there were 3,511,761 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The following tables summarize all stock option activity of the Company for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2013	7,488,239	$0.23	5.49

Granted	-	$-	-

Forfeited	1,000,000	$0.10	-

Outstanding, June 30, 2014	6,488,239	$0.27	4.40

Exercisable, June 30, 2014	6,093,333	$0.29	4.87

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

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

			2014	2013
Expected Dividend Yield			0.00%	0.00%
Expected Volatility in Stock Price			133.88%	123.90%
Risk-Free Interest Rate			1.91%	1.47%
Expected Life of Warrant Awards – Years			3.84	6.83

The following table represents the Company’s warrant activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2013	14,788,714		$0.16	6.67

Granted	6,049,716	$0.08	$0.06	-

Exercised	-	$-	$-	-

Expired	-	$-	$-	-

Outstanding, June 30, 2014	20,838,430		$0.13	5.36

Exercisable, June 30, 2014	20,661,507		$0.13	5.34

The Company issued 1,391,383 warrants for services during the six months ended June 30, 2014 at exercise prices from $0.04 to $0.15 per share, exercisable over a period of ten years from the grant date.  All of the warrants with the exception of 200,000 vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $108,618 and was recorded as noncash share-based compensation expense when vesting occurred.  The Company also issued 4,658,333 warrants associated with a private placement offering of the Company’s common stock at an exercise price of $0.05.  The fair value of the private placement warrants was $237,180.

NOTE 12

SUBSEQUENT EVENTS

On July 11, 2014, the Company issued 12,500 common shares to an outside consultant in lieu of cash compensation.

On July 16, 2014, the Company issued 500,000 common shares as compensation for a business development and consulting contract.

On July 18, 2014, the Company issued a total of 1,500,000 common shares as compensation for an amendment to the Company’s Consulting Agreement with Blue Oar Consulting, Inc.

On July 31, 2014, the Company issued 100,000 common shares to its CFO in lieu of salary payable for 2014.

From July 24, 2014 through August 8, 2014 the Company issued 625,000 shares of common stock to three (3) accredited investors in a private offering.  Total gross proceeds of the issuances were $62,500. No commissions were paid.  The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Recent Developments

On July 21, 2014, Kiron Clinical Sleep Lab, LLC, entered into an Independent Contractor Agreement with Clifford Baggett, MD, a North Carolina physician and sleep specialist in response to continued growth of Kiron.  Dr. Baggett was born in Reidsville, NC, and attended the University of North Carolina – Chapel Hill (“UNC”) and graduated in 1966.  He then attended UNC’s Medical School and graduated in 1970.  After residency at the Philadelphia Naval Hospital and board certification in Otolaryngology (Ear Nose and Throat-Head and Neck Surgery) in 1975, he returned to NC and served two more years in the Navy at Camp Lejeune. He established a practice in Rocky Mount, NC, and practiced there until 2004 when he moved to Raleigh. He became interested in Sleep Medicine in 2001 and he became board certified in Sleep Medicine in 2008.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

Revenues

	Three Months Ended June 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$175,050	$0	$175,050	$5,164	$232,710	$237,874	$169,886	3,290.0%	($62,824)	(26.4%)
Cost of revenue	74,466	-	74,466	261	166,161	166,422	74,205	28,431.0%	91,956	55.3%
Gross profit	$100,584	$0	$100,584	$4,903	$66,549	$71,452	$95,681	1,951.6%	$29,132	40.8%

Revenues for the three months from the consolidated Company ended June 30, 2014 and 2013 were $175,050 and $237,874, respectively, for a decrease of $62,824 or 26.4%.  The decrease in revenues was due to the closing of the SleepHealth, LLC subsidiary offset by the addition of revenue from the Kiron Clinical Sleep Lab, LLC acquisition.  Revenues for the three months ended June 30, 2014 and 2013 from the Company’s continuing operations were $175,050 and $5,164, respectively, for an increase of $169,886 or 3,290.0%.  The increase in revenues from continuing operations was mainly due to the $169,892 in fees from Kiron.  For the consolidated Company, gross profit improved from $71,452 for the period ended June 30, 2013 to $100,584 for the period ended June 30, 2014 for an improvement of $29,132 or 40.8%.  Gross profit from continuing operations for the three months ended June 30, 2014 and 2013 were $100,584 and $4,903, respectively, for an increase of $95,681 or 1,951.6%.  Cost of revenue for the three months ended June 30, 2014 and 2013 decreased $91,956 from $166,422 for the period in 2013 to $74,466 for the period in 2014.  This 55.3% reduction in cost of revenue was the result of closing the unprofitable Sleephealth subsidiary.

Operating Expenses

	Three Months Ended June 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
Operating Expenses	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Sales and marketing	$ -	$ -	$ -	$ 53,027	$ -	$53,027	($53,027)	(100.0%)	($53,027)	(100.0%)
General and administrative	367,795	-	367,795	504,642	81,643	586,285	(136,847)	(27.1%)	(218,490)	(37.3%)
Research and development	-	-	-	8,748	-	8,748	(8,748)	(100.0%)	(8,748)	(100.0%)
Total operating expenses	$ 367,795	$ -	$ 367,795	$ 566,417	$ 81,643	$648,060	($198,622)	(35.1%)	($280,265)	(43.2%)

The Company’s consolidated operating expenses were $367,795 and $648,060 for the three months ended June 30, 2014 and 2013, respectively, for a decrease of $280,265 or 43.2%.  This was the result of the Company’s cost cutting initiative resulting in the elimination of two sales and marketing positions in 2013 and the closing of Sleephealth.  The Company’s consolidated operating expenses from continuing operations were $367,795 and $566,417 for the three months ended June 30, 2014 and 2013, respectively, for a decrease of $198,622 or 35.1%.  This was the result of the Company’s above referenced elimination of two sales and marketing positions in 2013.

The Company’s general and administrative expenses were $367,795 and $586,285 for the three months ended June 30, 2014 and 2013, respectively, for a decrease of $218,490 or 37.3%. The decrease in general and administrative expenses for the period ended June 30, 2014 was primarily the result of closing the SleepHealth division.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended June 30, 2013 was $8,748 for research and development expense. No research and development expenses were incurred during the three month period ended June 30, 2014.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2014, consisted of interest expense of $44,340, interest income of $3, and other income of $6,730.  This compares to $7 of interest income and interest expense of $86,892 for the three months ended June 30, 2013.

Net Loss

Net loss was $287,512 and $659,496 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $371,984 or a 56.4% reduction in the net loss.

Comparison of the Six Months Ended June 30, 2014 with the Six Months Ended June 30, 2013

Revenues

	Six Months Ended June 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$386,869	$28,610	$415,479	$15,339	$519,112	$534,451	$371,530	2,422.2%	($118,972)	(22.3%)
Cost of revenue	156,314	36,949	193,263	4,167	407,112	411,279	152,147	3,651.2%	(218,016)	53.0%
Gross profit	$230,555	($8,339)	$222,216	$11,172	$112,000	$123,172	$219,383	1,963.7%	$99,044	80.4%

Revenues for the six months ended June 30, 2014 and 2013 from the consolidated Company were $415,479 and $534,451, respectively, for a decrease of $118,972 or 22.3%.  Revenues for the six months ended June 30, 2014 and 2013 from the Company’s continuing operations were $386,869 and $15,339, respectively, for an increase of $371,530 or 2,422.2%.  The increase in revenues from continuing operations was mainly due to the $367,360 in fees from Kiron.  For the consolidated Company, gross profit improved from $123,172 for the period ended June 30, 2013 to $222,216 for the period ended June 30, 2014 for an improvement of $99,044 or 80.4%.  Gross profit from continuing operations for the six months ended June 30, 2014 and 2013 were $230,555 and $11,172, respectively, for an increase of $219,383 or 1,963.7%.

Operating Expenses

	Six Months Ended June 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
Operating Expenses	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Sales and marketing	$ -	$ -	$ -	$135,331	$ -	$135,331	($135,331)	(100.0%)	($135,331)	(100.0%)
General and administrative	691,498	(22,825)	668,673	881,814	226,618	1,108,432	(190,316)	(21.6%)	(439,759)	(39.7%)
Research and development	-	-	-	19,634	-	19,634	(19,634)	(100.0%)	(19,634)	(100.0%)
Total operating expenses	$691,498	($22,825)	$668,673	$1,036,779	$226,618	$1,263,397	($345,281)	(33.3%)	($594,724)	(47.1%)

The Company’s consolidated operating expenses were $668,673 and $1,263,397 for the six months ended June 30, 2014 and 2013, respectively, for a decrease of $594,724 or 47.1%.  This was the result of the Company’s cost cutting initiative resulting in the elimination of two sales and marketing positions in 2013 and the closing of Sleephealth.  The Company’s consolidated operating expenses from continuing operations were $691,498 and $1,036,779 for the six months ended June 30, 2014 and 2013, respectively, for a decrease of $345,281 or 33.3%.  This was the result of the Company’s above referenced elimination of two sales and marketing positions in 2013.

The Company’s general and administrative expenses were $668,673 and $1,108,432 for the six months ended June 30, 2014 and 2013, respectively, for a decrease of $439,759 or 39.7%. The decrease in general and administrative expenses for the period ended June 30, 2014 was primarily the result of closing the SleepHealth division.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the six months ended June 30, 2013 was $19,634 for research and development expense. No research and development expenses were incurred during the six month period ended June 30, 2014.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2014, consisted of interest expense of $84,892, interest income of $12, and other income of $6,780.  This compares to $7 of interest income, ($60) of other income (expense) and interest expense of $311,079 for the six months ended June 30, 2013.

Net Loss

Net loss was $561,059 and $1,450,376 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $889,317 or a 61.3% in the net loss.

Discontinued Operations

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of the SleepHealth division it acquired during September 2012.

SleepHealth revenue was $28,610 and $519,112 for the six months ended June 30, 2014 and 2013, respectively and $0 and $232,710 for the three months ended June 30, 2014 and 2013, respectively.  Losses (Gains) from discontinued operations were $22,016 and $113,637 for the six months ended June 30, 2014 and 2013, respectively and ($17,306) and $11,097 for the three months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had cash of $22,007 and a deficit in working capital of $2,144,798.  Further, at June 30, 2014, the accumulated deficit amounted to $23,480,414.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the six months ended June 30, 2014 and 2013, net cash used in operations was $392,048 and $425,217 respectively.  The negative cash flow for the six months ended June 30, 2014 resulted primarily from the net loss of $561,059, allowance for uncollectible accounts receivable of $217,026, a decrease in accounts payable of $86,679, and an extinguishment in debt of $96,949 offset by non-cash charges related to non-cash share-based compensation expense of $268,855, loss on disposal of equipment of $105,931, and reduction in accounts receivable of $156,637.  The negative cash flow for the six months ended June 30, 2013 resulted primarily from the net loss of $1,450,376 reduced by non-cash charges related to non-cash share-based compensation expense of $313,789, amortization expense of $231,502 and an increase in accounts payable of $225,302.

Net cash provided by investing activities for the six months ended June 30, 2014 was $44,593 from the disposal of the furniture and equipment from the discontinued SleepHealth division.  Net cash used by investing activities for the six months ended June 30, 2013 was $2,048 of legal and other costs associated with our patents offset by $1,069 in proceeds from the disposal of some equipment.

Net cash provided by financing activities for the six months ended June 30, 2014 was $313,089 comprised of $360,568 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.  Net cash provided by financing activities for the six months ended June 30, 2013 was $543,422 comprised of $45,000 in proceeds from the sale of common stock and warrants, $269,682 in proceeds from the sale of preferred stock, $212,500 in proceeds from Shareholder Notes, $70,000 under the CMA Note, and net proceeds of $8,502 from other financings.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

 (A)     Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The company is the plaintiff in the action styled Vystar Corporation, et al. v. Michael Soo, M.D., et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 14-A-01997-1. This action was initiated by the company on or about March 10, 2014, against Soo who was the seller in the company’s purchase of Kiron Clinical Sleep Labs, LLC, on June 28, 2013. In its complaint, the company seeks to recover not less than $200,000.00 in damages against Soo as a result of Soo’s breach of the terms of the purchase agreement in several respects, including a failure to disclose material liabilities of the company prior to closing. Soo has filed an answer denying liability and also asserting a counterclaim against the company in which he alleges any breaches by him of the purchase agreement were “artificial breaches” created and arranged by the company. Soo seeks to recover actual and punitive damages in an unspecified amount. Discovery in the action is in its early stages.

The company is a defendant in an action styled Audrey Soo v. Vystar Corporation, et al., District Court Division, General Court of Justice, Durham County, North Carolina, Civil Action No. 14-CVD-2373. In this action, plaintiff, a former employee of Kiron Clinical Sleep Lab, LLC., seeks to recover approximately $17,000.00 in accrued vacation and personal time off pay for the period prior to Vystar’s purchase of Kiron.  Plaintiff also seeks to recover double or triple damages as well as attorneys’ fees and costs of the litigation. The company denies that Soo has adequately documented her entitlement to the recovery which she seeks and that the validity of her claim is barred by the employment policies that were in effect at the time of Soo’s claim arose. The company is vigorously defending the action.

The company is the defendant in an action styed Michael Allen Dyer v. Vystar Corporation, Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVD-7522. In this action, plaintiff seeks to recover against the company on a promissory note executed in his favor by SleepHealth, LLC, prior to Vystar’s acquisition of SleepHealth, LLC, in 2011. Plaintiff seeks damages in the amount of the unpaid balance of the promissory note, $36,000.00, together with other damages for alleged tortious interference, unjust enrichment, and unfair or deceptive trade practices. The company has denied liability and is defending the action. Discovery has not yet commenced.

The company is a defendant in an action styed Larry F. Berman, et al. v. Vystar Corporation, et al., Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVS-8488. This is an action commenced by the plaintiff who alleges that the company is liable for certain actions by its subsidiary, SleepHealth, LLC, prior to the company’s acquisition of SleepHealth, LLC. Plaintiff seeks to recover actual damages in an in excess of $25,000.00 together with attorneys’ fees and costs of litigation. The company denies liability and is vigorously defending the action. The case is in its early stages and discovery has not yet commenced.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended June 30, 2014, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)

Common Stock and Warrant Financings

From December 31, 2013 through June 30, 2014, the Company issued 11,676,853 shares of its common stock at a price of $0.03 per share.

From December 31, 2013 through June 30, 2014, the Company issued 4,658,333 warrants to purchase shares of its common stock at a price of $0.05 per share

(b)

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

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

VYSTAR CORPORATION

Date: August 14, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William R. Doyle, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Vystar Corporation (the “Company”) for the quarter ended June 30, 2014

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: August 14, 2014	By:	/s/ William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vystar Corporation (the “Company”) on Form 10-Q for the Quarter Ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, William R. Doyle, Chairman, President, Chief Financial Officer, and Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

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