Form 10-Q
period 2014-09-30
Vystar Corp
filed 2014-11-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X]  NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X] NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  [ ]  NO  [X]

As of November 15, 2014, there were 64,869,053 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2014

Part I.       FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 84,842	$ 56,373
Accounts receivable, net of allowance for uncollectible amount of $59,706 and $257,160 at September 30, 2014 and December 31, 2013, respectively	90,151	64,351
Inventory	3,449	3,449
Prepaid expenses	229,040	93,854
TOTAL CURRENT ASSETS	407,482	218,027
PROPERTY AND EQUIPMENT, NET	5,570	157,977
OTHER ASSETS
Intangible assets, net	175,023	186,783
TOTAL ASSETS	$ 588,075	$ 562,787
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Related party line of credit	$ 1,499,875	$ 1,499,875
Bank line of credit	-	49,737
Accounts receivable line of credit	-	47,479
Accounts payable	828,792	728,557
Accrued compensation	81,423	88,781
Accrued expenses	130,710	92,900
Current portion of long term debt	-	9,732
TOTAL CURRENT LIABILITIES	2,540,800	2,517,061
Shareholder notes payable	662,568	862,568
Long term debt, net of current portion	-	73,955
TOTAL LIABILITIES	3,203,368	3,453,584
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 issued and outstanding at September 30, 2014 and December 31, 2013 respectively	3	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 59,206,553 and 39,160,255 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,921	3,916
Additional paid-in capital	21,241,031	20,024,639
Accumulated deficit	(23,862,248)	(22,919,355)
TOTAL STOCKHOLDERS' DEFICIT	(2,615,293)	(2,890,797)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 588,075	$ 562,787

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE	$ 113,373	$ 191,751	$ 509,944	$ 207,090
COST OF REVENUE	100,595	58,873	260,395	63,039
Gross Margin	12,778	132,878	249,549	144,051
OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $0 and $21,538 for the three months ended September 30, 2014 and 2013, respectively and $0 and $84,635 for the nine months ended September 30, 2014 and 2013, respectively.	-	2,702	-	138,034
General and administrative, including non-cash share-based compensation of $251,236 and $279,065 for the three months ended September 30, 2014 and 2013, respectively and $651,396 and $529,757 for the nine months ended September 30, 2014 and 2013, respectively.	347,313	585,125	1,042,861	1,466,938
Research and development	-	1,500	-	21,134
Total Operating Expenses	347,313	589,327	1,042,861	1,626,106
LOSS FROM OPERATIONS	(334,535)	(456,449)	(793,312)	(1,482,055)
OTHER INCOME (EXPENSE)
Interest income	2	2	13	9
Other income	-	-	6,780	(60)
Interest expense	(45,735)	(41,984)	(130,627)	(353,065)
LOSS FROM CONTINUING OPERATIONS	(380,268)	(498,431)	(917,146)	(1,835,171)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(3,694)	(13,915)	(25,747)	(127,828)
NET LOSS	($383,962)	($512,346)	($942,893)	($1,962,999)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	($0.01)	($0.02)	($0.02)	($0.07)
Loss per share from discontinued operations	($0.00)	($0.00)	($0.00)	($0.00)
Net loss per share	($0.01)	($0.02)	($0.02)	($0.07)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	57,550,303	30,703,892	52,098,104	26,917,205

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($942,893)	($1,962,999)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	651,396	614,392
Allowance for uncollectible accounts receivable	(197,454)	140,087
Depreciation	2,165	54,265
Goodwill impairment	-	106,031
Amortization of intangible assets	11,760	21,650
Amortization of deferred financing costs	-	244,001
Loss on disposal of equipment	105,931	-
Gain on extinguishment of debt	(133,424)	-
(Increase) decrease in assets
Accounts receivable	171,654	(46,659)
Prepaid expenses	(135,186)	9,076
Other	-	(3,530)
Increase (decrease) in liabilities
Accounts payable	100,235	224,177
Accrued compensation and expenses	30,452	(64,074)
Net cash used in operating activities	(335,364)	(663,583)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	44,312	(1,328)
Kiron acquisition costs, net	-	(69,524)
Cost of patents	-	(8,035)
Net cash provided by (used) in investing activities	44,312	(78,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	367,000	105,000
Issuance of preferred stock	-	269,682
Payments of notes payable	-	(30,061)
Proceeds from Shareholder Notes	-	240,769
Proceeds from related party line of credit	-	70,000
(Payments) / Advances under A/R facility	(47,479)	31,036
Net cash provided by financing activities	319,521	686,426
NET INCREASE (DECREASE) IN CASH	28,469	(56,044)
CASH - BEGINNING OF YEAR	56,373	91,919
CASH - END OF YEAR	$ 84,842	$ 35,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$ 76,624	$ 83,663

Cash paid for business combination
Debt free working capital	-	($800)
Fixed assets	-	34,769
Goodwill	-	106,031
Net Assets acquired	-	140,000
Less: cash acquired in acquisition	-	(20,476)
Less: issuance of common stock related to acquisition	-	(50,000)
Cash paid to acquire Kiron Clinical Sleep Lab, LLC	-	$ 69,524

Non-cash conversion of shareholder notes	($200,000)	-

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

NOTE 2

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2014 and 2013.

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

Loss Per Share

Because the Company reported a net loss for the nine month periods ended September 30, 2014 and 2013, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 8,364,906 shares and 7,188,239 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, as their effect would be anti-dilutive.  Warrants to purchase 21,015,636 shares and 12,204,706 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities.  In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2014 approximate market interest rates for the respective borrowings.

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

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the nine months ended September 30, 2014, as if the acquisition had occurred effective January 1, 2013.  As such, the actual and pro-forma earnings information for the nine months ended September 30, 2014 and September 30, 2013 was as follows:

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statement of Operations

For the Nine months Ended September 30,

	2014					2013
	Vystar	Kiron	Sleephealth	(A)	Consolidated	Vystar	Kiron		Sleephealth	(A)	Consolidated
Revenues, net	$ 31,154	$ 478,790	-		$ 509,944	$ 23,690	$ 611,777		-		$ 635,467
Cost of revenues	9,308	251,087	-		260,395	4,436	261,264	(B)	-		265,700
Gross profit	21,846	227,703	-		249,549	19,254	350,513		-		369,767

Operating expenses
Sales and marketing	-	-	-		-	138,034	-		-		138,034
General and administrative	842,645	200,216	-		1,042,861	1,357,092	339,367		-		1,696,459
Goodwill impairment/intangible write-off	-	-	-		-	21,134	-		-		21,134
Total operating expenses	842,645	200,216	-		1,042,861	1,516,260	339,367		-		1,855,627

Profit/(Loss) from operations	(820,799)	27,487	-		(793,312)	(1,497,006)	11,146		-		(1,485,860)

Other income (expense)
Interest income	13	-	-		13	9	-		-		9
Interest expense	(130,464)	(163)	-		(130,627)	(353,063)	-		-		(353,063)
Other (expense) income	6,780	-	-		6,780	(60)	-		-	-	(60)

Loss from discontinued operations	-	-	(25,747)		(25,747)	-	-		(127,830)		(127,830)

Net profit/(loss)	($944,470)	$ 27,324	($25,747)		($942,893)	($1,850,120)	$ 11,146		($127,830)		($1,966,804)

Basic and diluted loss per share	($0.02)	$ 0.00	($0.00)		($0.02)	($0.07)	$ 0.00		($0.00)		($0.08)

Basic and diluted weighted average number of common shares outstanding	52,098,104	52,098,104	52,098,104		52,098,104	26,917,205	26,917,205		26,917,205	(C)	26,917,205

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

(C)

To record additional Medical Director Fee Expense of $64,600 and Medical Insurance Billing Software expense of $1,194 for the nine month period ending September 30, 2013.

NOTE 4

DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of SleepHealth acquired during September 2012.

SleepHealth revenue was $28,610 and $757,614 for the nine months ended September 30, 2014 and 2013, respectively.  Losses from discontinued operations were $25,747 and $127,830 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5

LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2014, the Company had cash of $84,842 and a deficit in working capital of $2,133,318.  Further, at September 30, 2014, the accumulated deficit amounted to $23,862,248.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 6

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013

Furniture, fixtures and equipment	$ 150,400	$ 423,552
Accumulated depreciation	(144,830)	(265,575)

	$ 5,570	$ 157,977

Depreciation expense for the three months ended September 30, 2014 and 2013 was $702 and $22,172, respectively and for the nine months ended September 30, 2014 and 2013 was $2,165 and $54,265, respectively.

NOTE 7

INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	September 30, 2014	December 31, 2013

Patents	$ 238,551	$ 238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(72,600)	(60,840)

Intangible assets, net	$ 175,023	$ 186,783

Amortization expense for the three months ended September 30, 2014 and 2013 was $3,920 and $7,257, respectively and for the nine months ended September 30, 2014 and 2013 was $11,760 and $21,650, respectively.

NOTE 8

INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 9

NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”).  On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to $1,000,000 and on November 2, 2012, the Board of Directors approved an increase in the CMA line of credit to $1,500,000.  CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) and the Company’s Chairman and Chief Executive Officer are members.  Interest, is computed at LIBOR plus 5.25% (5.42% at September 30, 2014), on amounts drawn and fees.  The weighted average interest rate in effect on the borrowings for the nine months ended September 30, 2014 was 5.44%.

Other terms of the CMA Note include:

•

The Note is unsecured;

•

No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and

•

Note matures and is payable in full on April 30, 2015.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

September 30, 2014

December 31, 2013

Shareholder notes payable

$662,568

$862,568

Accrued interest

130,710

91,345

Total Shareholder Notes Payable

$793,278

$953,913

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.075 and $0.10 of principal and interest for each such share.

The current base conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of September 30, 2014 of $793,279 including accrued interest, is $0.10 per share or 7,932,790 shares of the Company’s common stock.  The face value of the Shareholder Notes at September 30, 2014 is $662,568.

NOTE 10

STOCKHOLDERS’ EQUITY

Common Stock and Warrants

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

From July 24, 2014 through September 30, 2014 the Company issued 2,500,000 shares of common stock to four (4) accredited investors in a private offering.  Total gross proceeds of the issuances were $137,500. No commissions were paid.  The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2014, the Company issued 600,000 common shares to an outside consultant in lieu of cash compensation.

Cumulative Convertible Preferred Stock

At September 30, 2014, the 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $41,315, and could be converted into 4,011,333 shares of common stock, at the option of the holder.

NOTE 11

SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $251,236 and $279,065 of stock-based compensation expense for the three month periods ended September 30, 2014 and 2013, respectively, and $651,396 and $614,392 of stock-based compensation for the nine month periods ended September 30, 2014 and 2013, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of September 30, 2014, $224,349 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately five years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2014, there were 1,535,094 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2014	2013
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	132.95%	120.91%
Risk-Free Interest Rate	2.57%	1.98%
Expected Life of Awards, Years	10.0	10.0
Weighted Average Fair Value at Grant Date	$ 0.11	$ 0.14

The following tables summarize all stock option activity of the Company for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2013	7,488,239	$ 0.23	5.49

Granted	2,000,000	$ 0.11	9.87

Forfeited	1,123,333	$ 0.09	7.74

Outstanding, September 30, 2014	8,364,906	$ 0.21	5.46

Exercisable, September 30, 2014	6,329,969	$ 0.28	7.20

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

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

			2014	2013
Expected Dividend Yield			0.00%	0.00%
Expected Volatility in Stock Price			138.73%	125.25%
Risk-Free Interest Rate			1.76%	2.12%
Expected Life of Warrant Awards – Years			4.0	9.1

The following table represents the Company’s warrant activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2013	14,788,714		$ 0.16	6.71

Granted	6,584,761	$ 0.08	$ 0.06	3.50

Exercised	-	-	-	0.00

Expired/Forfeited	357,839	$ 0.06	$ 0.05	9.05

Outstanding, September 30, 2014	21,015,636		$ 0.13	5.02

Exercisable, September 30, 2014	20,988,712		$ 0.13	5.00

The Company issued 1,682,445 warrants for services during the nine months ended September 30, 2014 at exercise prices from $0.04 to $0.15 per share, exercisable over a period of ten years from the grant date.  All of the warrants with the exception of 200,000 vested immediately.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $138,027 and was recorded as noncash share-based compensation expense when vesting occurred.  The Company also issued 4,533,338 warrants associated with a private placement offering of the Company’s common stock at an exercise price of $0.05.  The fair value of the private placement warrants was $237,180.

NOTE 12

SUBSEQUENT EVENTS

From October 1, 2014 through November 7, 2014 the Company issued 4,500,000 shares of common stock to six (6) accredited investors in a private offering.  Total gross proceeds of the issuances were $225,000.  No commissions were paid.  The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 17, 2014, the Company issued 500,000 common shares to its CEO in lieu of salary payable for 2014.

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

On July 21, 2014, Kiron Clinical Sleep Lab, LLC, entered into an Independent Contractor Agreement with Clifford Baggett, MD, a North Carolina physician and sleep specialist in response to continued growth in at Kiron.  Dr. Baggett was born in Reidsville, NC, and attended the University of North Carolina – Chapel Hill (“UNC”) and graduated in 1966.  He then attended UNC’s Medical School and graduated in 1970.  After residency at the Philadelphia Naval Hospital and board certification in Otolaryngology (Ear Nose and Throat-Head and Neck Surgery) in 1975, he returned to NC and served two more years in the Navy at Camp Lejeune. He established a practice in Rocky Mount, NC, and practiced there until 2004 when he moved to Raleigh. He became interested in Sleep Medicine in 2001 and he became board certified in Sleep Medicine in 2008.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

Revenues

	Three Months Ended September 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$ 113,373	-	$ 113,373	$ 191,751	$ 238,501	$ 430,252	($78,378)	(40.9%)	($316,879)	(73.6%)
Cost of revenue	100,595	-	100,595	58,873	186,284	245,157	41,722	70.9%	144,562	59.0%
Gross profit	$ 12,778	$ -	$ 12,778	$ 132,878	$ 52,217	$ 185,095	($120,100)	(90.4%)	($172,317)	(93.1%)

Revenues for the three months from the consolidated Company ended September 30, 2014 and 2013 were $113,373 and $430,252, respectively, for a decrease of $316,879 or 73.6%.  The decrease in revenues was due to the closing of the SleepHealth, LLC subsidiary.  Revenues for the three months ended September 30, 2014 and 2013 from the Company’s continuing operations were $113,373 and $191,751, respectively, for a decrease of $78,378 or 40.9%.  The decrease in revenues from continuing operations was mainly due to soft Vytex licensing revenue and lower fees at Kiron.  For the consolidated Company, gross profit was $12,778 and $185,095 for the period ended September 30, 2014 and 2013, respectively, a reduction of $172,317 or 93.1%.  Gross profit from continuing operations for the three months ended September 30, 2014 and 2013 were $12,778 and $132,878, respectively, for a decrease of $120,100 or 90.4%.  Cost of revenue was $100,595 and $245,157 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $144,562 or 59.0%.  This reduction in cost of revenue was primarily the result of closing the unprofitable Sleephealth subsidiary.

Operating Expenses

	Three Months Ended September 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
Operating Expenses	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Sales and marketing	$ -	$ -	$ -	$ 2,702	$ -	$ 2,702	($2,702)	(100.0%)	($2,702)	(100.0%)
General and administrative	347,313	-	347,313	585,125	60,360	645,485	(237,812)	(40.6%)	(298,172)	(46.2%)
Research and development	-	-	-	1,500	-	1,500	(1,500)	(100.0%)	(1,500)	(100.0%)
Total operating expenses	$ 347,313	$ -	$ 347,313	$ 589,327	$ 60,360	$ 649,687	($242,014)	(41.1%)	($302,374)	(46.5%)

The Company’s consolidated operating expenses were $347,313 and $649,687 for the three months ended September 30, 2014 and 2013, respectively, for a decrease of $302,374 or 46.5%.  This was the result of the Company’s cost cutting initiative resulting in the elimination of two sales and marketing positions in 2013 and the closing of Sleephealth.  The Company’s consolidated operating expenses from continuing operations were $347,313 and $589,327 for the three months ended September 30, 2014 and 2013, respectively, for a decrease of $242,014 or 41.1%.

The Company’s general and administrative expenses were $347,313 and $645,485 for the three months ended September 30, 2014 and 2013, respectively, for a decrease of $298,172 or 46.2%. The decrease in general and administrative expenses for the period ended September 30, 2014 was primarily the result of closing the SleepHealth division.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the three months ended September 30, 2013 was $1,500 for research and development expense. No research and development expenses were incurred during the three month period ended September 30, 2014.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2014, consisted of interest expense of $45,735 and interest income of $2.  This compares to interest expense of $41,984 and interest income of $2 for the three months ended September 30, 2013.

Net Loss

Net loss was $383,962 and $512,346 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $128,384 or a 25.1% reduction in the net loss.

Comparison of the Nine months Ended September 30, 2014 with the Nine months Ended September 30, 2013

Revenues

	Nine Months Ended September 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$ 509,944	$ 28,610	$ 538,554	$ 207,090	$ 757,614	$ 964,704	$ 302,854	146.2%	($426,150)	(44.2%)
Cost of revenue	260,395	36,949	297,344	63,039	593,674	656,713	197,356	313.1%	359,369	54.7%
Gross profit	$ 249,549	($8,339)	$ 241,210	$ 144,051	$ 163,940	$ 307,991	$ 105,498	73.2%	($66,781)	(21.7%)

Revenues for the nine months ended September 30, 2014 and 2013 from the consolidated Company were $538,554 and $964,704, respectively, for a decrease of $426,150 or 44.2%.  Revenues for the nine months ended September 30, 2014 and 2013 from the Company’s continuing operations were $509,944 and $207,090, respectively, for an increase of $302,854 or 146.2%.  The increase in revenues from continuing operations was mainly due to the receipt of fees from Kiron for a full nine months in 2014.  For the consolidated Company, gross profit was $241,210 and $307,991 for the period ended September 30, 2014 and 2013, respectively a decrease of $66,781 or 21.7%.  Gross profit from continuing operations for the nine months ended September 30, 2014 and 2013 was $249,549 and $144,051, respectively, for an increase of $105,498 or 73.2%.

Operating Expenses

	Nine Months Ended September 30,						Continuing		Consolidated
	2014			2013			$ change	% change	$ change	% change
Operating Expenses	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Sales and marketing	-	-	-	$ 138,034	-	$ 138,034	($138,034)	(100.0%)	($138,034)	(100.0%)
General and administrative	1,042,861	22,825	1,065,686	1,466,938	286,977	1,753,915	(424,077)	(28.9%)	(688,229)	(39.2%)
Research and development	-	-	-	21,134	-	21,134	(21,134)	(100.0%)	(21,134)	(100.0%)
Total operating expenses	$ 1,042,861	$ 22,825	$ 1,065,686	$ 1,626,106	$ 286,977	$ 1,913,083	($583,245)	(35.9%)	($847,397)	(44.3%)

The Company’s consolidated operating expenses were $1,065,686 and $1,913,083 for the nine months ended September 30, 2014 and 2013, respectively, for a decrease of $847,397 or 44.3%.  This was the result of the Company’s cost cutting initiative resulting in the elimination of two sales and marketing positions in 2013 and the closing of Sleephealth.  The Company’s consolidated operating expenses from continuing operations were $1,042,861 and $1,626,106 for the nine months ended September 30, 2014 and 2013, respectively, for a decrease of $583,245 or 35.9%.

The Company’s general and administrative expenses were $1,065,686 and $1,753,915 for the nine months ended September 30, 2014 and 2013, respectively, for a decrease of $688,229 or 39.2%. The decrease in general and administrative expenses for the period ended September 30, 2014 was primarily the result of closing the SleepHealth division.  General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Included in our operating expenses for the nine months ended September 30, 2013 was $21,134 for research and development expense. No research and development expenses were incurred during the nine month period ended September 30, 2014.    Research and development expenses consist primarily of compensation for employees and contractors engaged in internal research and product development activities, laboratory operations, and related operating expenses.

Other Income (Expense)

Other income for the nine months ended September 30, 2014, consisted of interest expense of $130,627, interest income of $13, and other income of $6,780.  This compares to $9 of interest income, $60 of other expense and interest expense of $353,065 for the nine months ended September 30, 2013.

Net Loss

Net loss was $942,893 and $1,962,999 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $1,020,106 or a 52.0% in the net loss.

Discontinued Operations

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision to discontinue the operations of SleepHealth acquired during September 2012.

SleepHealth revenue was $28,610 and $757,614 for the nine months ended September 30, 2014 and 2013, respectively.  Losses from discontinued operations were $25,747 and $127,828 for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, the Company had cash of $84,842 and a deficit in working capital of $2,133,318.  Further, at September 30, 2014, the accumulated deficit amounted to $23,862,248.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the nine months ended September 30, 2014 and 2013, net cash used in operations was $335,364 and $663,583 respectively.  The negative cash flow for the nine months ended September 30, 2014 resulted primarily from the net loss of $942,893, allowance for uncollectible accounts receivable of $197,454, and an extinguishment in debt of $133,424 offset by non-cash charges related to non-cash share-based compensation expense of $651,396, loss on disposal of equipment of $105,931, and an increase in accounts receivable of $171,654.  The negative cash flow for the nine months ended September 30, 2013 resulted primarily from the net loss of $1,962,999 reduced by non-cash charges related to non-cash share-based compensation expense of $614,392, amortization expense of $244,001 and an increase in accounts payable of $224,177.

Net cash provided by investing activities for the nine months ended September 30, 2014 was $44,312 from the disposal of the furniture and equipment from the discontinued SleepHealth division.  Net cash used by investing activities for the nine months ended September 30, 2013 totaled $78,887 consisting of $8,035 of legal and other costs associated with our patents, $69,524 for the purchase of Kiron and $1,328 in equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $319,521 comprised of $367,000 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $686,426 comprised of $105,000 in proceeds from the sale of common stock and warrants, $269,682 in proceeds from the sale of preferred stock, $240,769 in proceeds from Shareholder Notes, $70,000 under the CMA Note, and net proceeds of $975 from other financings.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

 (A)     Evaluation of disclosure controls and procedures

 Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended September 30, 2014, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)

Common Stock and Warrant Financings

From December 31, 2013 through June 30, 2014, the Company issued 11,676,853 shares of its common stock at a price of $0.03 per share.

From December 31, 2013 through June 30, 2014, the Company issued 4,533,338 warrants to purchase shares of its common stock at a price of $0.05 per share.

From June 30, 2014 through September 30, 2014, the Company issued 2,500,000 shares of its common stock at a price of $0.05 per share.

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

VYSTAR CORPORATION

Date: November 14, 2014	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)