Form 10-K
period 2014-12-31
Vystar Corp
filed 2015-04-15
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53754

VYSTAR CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	20-2027731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2480 Briarcliff Road
Suite 6, #159 Atlanta, GA	30329
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 866-674-5238

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of April 13, 2015, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on April 13, 2015) was $1,022,070. See Item 12.

As of April 15, 2015, there were 81,519,666 shares of the registrant’s common stock outstanding and 13,828 shares of the registrant’s Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). In addition, on September 13, 2012, we acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies headquartered in Monroe, Georgia. We effectively closed SleepHealth in January 2014 due to changes in the marketplace and an inability to add new accounts and secure Durable Medical Equipment (DME) business. In essence, since the acquisition, local hospitals have taken over several of our profitable locations, we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing with our remaining locations to a profitable level have failed. Vystar sold the few remaining SleepHealth assets and has been contemplating its next move to re-coup what it considers to be hidden fees, ineffective contract price expectations and outright fabrication of potential by the seller.

In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. As a result of these actions, Vystar Corporation is now comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology, and a Kiron Division providing full sleep medicine services including clinical, diagnostic and treatment.

The Vytex Division contains our global multi-patented technology that reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty six months. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

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

At closing, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Discovery is set to begin within weeks of the filing of this document.

Since this time, a new Medical Director has been hired and Kiron has re-established its practice with sleep consultations, sleep studies, Continuous Positive Airway Pressure (“CPAP”) titrations studies, CPAP clinics and a CPAP therapy re-supply business focusing on its existing and growing physician referral and patient bases.

Products and Services

Natural Rubber Latex

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to data obtained on the International Rubber Study Group web site (rubberstudy.com) and dated January 6, 2015: the world total rubber demand is forecast to increase at 1.8% and 4.1% in 2015 and 2016 respectively, growing below the long-term growth rate of 3.7% under the IMF Scenario to 29.1 million tonnes in 2015 and to 30.3 million tonnes in 2016.

World Natural Rubber (NR) demand is forecasted to increase by 3.1% in 2015 under the IMF Scenario and by 4.4% in 2016. The world total NR consumption is expected to be 12.3 million tonnes in 2015, 12.9 million tonnes in 2016 and increasing to 16.5 million tonnes in 2023. World Synthetic Rubber (SR) demand is expected to increase to 16.8 million tonnes in 2015 and rise to 17.5 million tonnes in 2016 under the IMF Scenario. In 2023, the demand for SR will be 21.5 million tonnes. The outlook for NR supply is positive, sufficient to meet the demand of the industry for all forecast years under all three scenarios. Almost 60% of global consumption is by the world’s tyre manufacturing industry, with the remainder going into the ‘general rubber products’ sector; many thousands of different goods are manufactured by this sector, serving many industries, including transport, construction, health, mining etc.

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

Our initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations. New specialized formulations are projected to come to market over the next year with ultra-low ammonia, pre-vulcanised and low nitrosamine versions currently being tested and/or developed. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference.

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

In January 2011, William Doyle, our Chairman and Chief Executive Officer, presented a paper entitled, “Eco-Friendly Manufacturing of High Performance Latex using Ultra Low Antigenic Protein Latex” at the India Rubber Expo (IRE 2011) in Chennai, India. This paper reviewed some of the learning’s Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons; reduced leaching needs for some dipped products; truer colors for dyed dipped products; and low latex odor in foams. Later in the year, Vystar published and presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, at the July meeting of the International Latex Conference (ILC 2011) in Akron, Ohio. This paper added additional learnings related to slow release foam formulations and other technical improvements helping customers solve their new product development challenges.

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

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala. Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries. Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe through our existing Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany distribution system.

In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal. India is the second largest consumer of concentrated latex behind China. In 2014 this agreement ended and we did not renew.

In addition, in January 2009, we entered into a Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, a leading global distributor of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas. This provides an expansive distribution network that facilitates both the licensing and toll manufacturing models and can assist with various processors in taking their products to market. On December 19, 2012, we amended our agreement with Centrotrade to expand Vytex NRL distribution rights to the world’s largest NRL consuming markets in Southeast Asia, specifically Malaysia and Thailand. Under this new license agreement, Centrotrade controls production scheduling of Vytex NRL, inventory, sales, pricing and customer financing, while Vystar will focus on marketing, customized product development, as noted above, and support activities.

In January 2013 William Doyle presented a paper entitled, “The Non Enzymatic Deproteinization of Natural Rubber Latex (DPNRL) Enabling the Greater Versatility in End Product Applications” at the India Rubber and Tyre Expo (IRE 2013) in Mumbai, India. This paper discussed improvements that extend beyond the ultra-low allergenicity of the DPNRL and include improved color, absence of rubber odor, and improved physicochemical attributes. Improved air and helium retentions results were reported. The potential to extend applications into other non-conventional areas other than latex end products was discussed. In July 2013, William Doyle presented an updated version of the IRE paper at the International Latex Conference in Akron, Ohio and in conjunction with its foam partner, Islatex, a division of Occidente; the Company began the development of a new line of bedding products. We are currently in the final test market stages for the United States based manufacturing of mattresses, pillows and toppers to key furniture stores and buying groups, primarily in the Northeastern United States and signed a 5 year renewable agreement in January 2015 with Nature’s Home Solutions (NHS) to exclusively distribute these products in the United States.

Clinical Sleep Diagnostics and Durable Medical Equipment

Vystar entered into an Independent Contractor Agreement with Henry Clifford Baggett, MD, a North Carolina physician and sleep specialist, to assume the role of Medical Director for Kiron on July 21, 2014. Dr. Baggett was born in Reidsville, NC and attended the University of North Carolina at Chapel Hill (UNC) and graduated in 1966. He then attended UNC Medical School and graduated in 1970. After residency at the Philadelphia Naval Hospital and board certification in Otolaryngology (Ear Nose and Throat-Head and Neck Surgery) in 1975, he returned to NC and served two more years in the Navy at Camp Lejeune.

Dr. Baggett established a practice in Rocky Mount, NC, and practiced there until 2004 when he moved to Raleigh. He became interested in Sleep Medicine in 2001 and established a sleep lab company for diagnostic sleep studies. Although he no longer has that company, his practice has been exclusively Sleep Medicine since 2004. He became board certified in Sleep Medicine in 2008.

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

These facts, coupled with the uncomplicated transition to the utilization of Vytex NRL, make it very attractive for processors to regain lost business by switching to Vytex NRL. We believe our unique patented technology offers a viable alternative to the marketplace. The licensing model will allow the message to spread through more sales channels than we could reach in the past.

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

The European Patent Office issued a Decision to Grant Vystar’s patent application under European Patent Number 1 902 089 titled “Decreasing Allergenicity of Natural Latex Rubber Prior to Vulcanization” greatly expanding the territory covered by the Company’s intellectual property portfolio. The mention of the grant was published in the European Patent Bulletin 13/35 dated 28 August 2013. Vystar selected the United Kingdom (065143-011612/UK), Germany (065143-011611/DE), and Austria (065143-001610/AT) as validation points for this specific patent. Also, on September 14, 2014, we were notified by the Patents Office of Ireland that Patent 1902089 covering the same above titled patent was awarded to the Company on August 28, 2013.

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature. Recreated by Science.” In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991), which was granted in India. On November 18, 2014, the Company was informed that the “VYTEX” trademark was registered in Malaysia effective May 30, 2014.

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2014, Vystar has expended, since inception, approximately $250,000 on such patent and trademark costs and has budgeted approximately $50,000 more for the year ended December 31, 2015 to continue to pursue and maintain its patents and trademarks around the world.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through December 31, 2014, Vystar’s research and development costs have been approximately $2.4 million, with an additional $50,000 budgeted for continued efforts in 2015. These efforts past and future have been and will continue to be patented and/or trademarked.

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

On May 1, 2009, a condom manufactured from Vytex NRL received 510(k) clearance from the U.S. Food and Drug Administration. This was the first medical product available in the U.S. made from Vytex NRL, which had less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. While the product is no longer available, this condom is a predicate device for future products and the 510(k) is still in existence. Vystar continues to seek other U.S. manufacturers interested in pursuing similar claims for products.

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

Employees

As of December 31, 2014, Vystar and its subsidiaries had a total of 7 associates. The Kiron Division had 6 associates and a contracted Medical Director and the Vystar division had 1 associate plus several contractors on an as needed basis.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal mailing address is 2480 Briarcliff Road, Ste 6, #159, Atlanta, GA 30329. Our website address is www.vytex.com. The information contained on, or that can be accessed through, our website is not a part of this Report. We have links on our website to reports, information statements, and other information that we file electronically with the Securities and Exchange Commission, or SEC, at the Internet website maintained by the SEC, www.sec.gov. In addition to visiting our website and the SEC’s website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

At December 31, 2014 we had $73,770 cash on hand and an accumulated deficit of $24,354,473. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive foam business in key areas of the furniture world. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

We expect to derive most of our Vytex NRL Division revenue from the sales of our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL through our distribution agreement with Centrotrade Deutschland. We pay natural rubber latex processors a fee for the service of manufacturing and creating Vytex NRL for us under our toll manufacturing agreements. Conversely, Vystar collects a fee under the Centrotrade and Occidente (PICA) licensing models. The agreement in the bedding and furniture industries with NHS also provides income based on a license model. Our Vytex NRL product operates within broad, diverse and rapidly changing markets. As a result, widespread acceptance and use of product is critical to our future growth and success. If the market for our product fails to grow or grows more slowly than we currently anticipate, demand for our product could be negatively affected.

Our ability to generate significant revenue in the Vytex Division is substantially dependent upon the willingness of consumers to make discretionary purchases and the willingness of manufacturers to utilize capital for research and development and the retooling of their manufacturing process, both of which are impacted by the state of the economy.

The current state of the world economy has and likely will in the future impact upon our ability to increase revenue. Certain of the products that we anticipate will be manufactured with our Vystar NRL process, such as mattresses and sponge products, are considered discretionary consumer purchases which decline during economic downturns. Additionally, certain manufacturers who might otherwise utilize the Vytex NRL process in the manufacturing of products with NRL have determined not to expend capital to complete the research of the Vytex NRL process or to retool their manufacturing process because of the general downturn in the economy. As part of a strategy to increase awareness of the Vytex NRL brand, the Company has been aggressively seeking to have end products produced and labeled “made with Vytex NRL” such as mattresses, toppers and pillows. As these products enter the market, the Company plans to create consumer awareness of these end products and in so doing begin to develop consumer demand pull through as part of the Company’s efforts to complete the push-pull cycle using an ingredient branding strategy.

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

NRL is a commodity and, as such, its price fluctuates on a daily basis. Since 2009 the market prices have been particularly volatile with prices rising 222% from a low of approximately $1080/wet metric tonne (mT) in January 2009 to a peak of over $3475/wet mT in February 2011. While prices have come down from this high to as low as $2100/wet mT in December 2011, 2012 prices started to rise again primarily due to seasonality. The pricing model for 2013 continued the rollercoaster ride and as of December 31, 2013 stood at $2576/wet mT. Currently at the end of 2014 pricing for NRL and continuing through early 2015 is at a level of $1154/ wet mT. As a result, our revenue (even licensing fees) and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of elevated market prices can also cause manufacturers to look for lower cost alternatives to NRL.

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

While many of these new formulations look promising, there is no guarantee that these technological innovations will be successfully scaled up or successfully implemented by the customer.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2014, we had federal net operating loss (“NOL”) carry-forwards of approximately $16.7 million (for 2013 $15.3 million) pretax available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2014; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Although we believe that our current space is adequate for the foreseeable future, if additional office space is required, we believe that suitable space will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Potential settlement discussions are currently taking place but there is no assurance they will be successful and discovery on this matter will start by mid-April 2015.

The company was a defendant in an action styled Audrey Soo v. Vystar Corporation, et al., District Court Division, General Court of Justice, Durham County, North Carolina, Civil Action No. 14-CVD-2373. In this action, plaintiff, a former employee of Kiron Clinical Sleep Lab, LLC., sought to recover approximately $17,000 in accrued vacation and personal time off pay for the period prior to Vystar’s purchase of Kiron. Plaintiff also sought to recover double or triple damages as well as attorneys’ fees and costs of the litigation. The company denied Soo had adequately documented her entitlement to the recovery which she sought and that the validity of her claim was barred by the employment policies that were in effect at the time Soo’s claim arose. The company vigorously defended the action and settled this suit on November 4, 2014 for a cash payout to the attorney.

The company was the defendant in an action styled Michael Allen Dyer v. Vystar Corporation, Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVD-7522. In this action, plaintiff sought to recover against the company on a promissory note executed in his favor by SleepHealth, LLC, prior to Vystar’s acquisition of SleepHealth, LLC, in 2011. Plaintiff sought damages in the amount of the unpaid balance of the promissory note, $36,000, together with other damages for alleged tortious interference, unjust enrichment, and unfair or deceptive trade practices. The company had denied liability defending the action. The company settled the suit on December 17, 2014 for a combination of cash and stock and the action was dismissed on February 26, 2015.

The company is a defendant in an action styled Larry F. Berman, et al. v. Vystar Corporation, et al., Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVS-8488. This is an action commenced by the plaintiff who alleges that the company is liable for certain actions by its subsidiary, SleepHealth, LLC, prior to the company’s acquisition of SleepHealth, LLC. Plaintiff seeks to recover actual damages in an in excess of $25,000 together with attorneys’ fees and costs of litigation. The company denies liability and is vigorously defending the action. Even without proof that the Berman office had been accredited by the Accreditation Commission for Healthcare, the company settled the suit on December 19, 2014 without releasing any further action it may take against Mary Ailene Miller, the former owner SleepHealth, LLC, and the action was dismissed on January 30, 2015.

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

December 31, 2013	High	Low

First Quarter	$0.28	$0.16

Second Quarter	$0.17	$0.05

Third Quarter	$0.20	$0.06

Fourth Quarter	$0.11	$0.04

December 31, 2014

First Quarter	$0.17	$0.03

Second Quarter	$0.17	$0.10

Third Quarter	$0.13	$0.07

Fourth Quarter	$0.09	$0.04

Holders

As of March 27, 2015, there were 468 holders of record of our common stock.

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

 Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2014 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2014 through December 31, 2014, we issued 7,726,500 shares of our common stock and warrants valued at $512,588 for services rendered to the Company in 2014 and 17,293,666 shares were issued in investments valued at $454,576.

From January 1, 2014 through December 31, 2014, we issued warrants to purchase 7,447,098 shares of common stock for investment in the amount of 4,902,316 shares and 2,544,782 shares for services rendered to the Company per the following:

Warrants	Exercise Price per Share

49,173	$0.14
15,148	$0.12
46,360	$0.11
24,626	$0.10
32,270	$0.09
537,206	$0.07
67,205	$0.06
6,349,783	$0.05
325,327	$0.04

7,447,098

Stock Option Grants

From January 1, 2014 through December 31, 2014, we issued 2,000,000 options to purchase common stock exercisable at $0.10 per share to $0.11 per share to Board members and employees.

Options	Exercise Price per Share

1,000,000	$0.10
1,000,000	$0.11

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

Overview

Vystar LLC, the predecessor to the Company, was formed February 2, 2000, as a Georgia limited liability company by Travis W. Honeycutt. Operations under the LLC entity were focused substantially on the research, development and testing of the Vytex® Natural Rubber Latex (“NRL”) process, as well as attaining intellectual property rights. In 2003, the Company reorganized as Vystar Corporation, a Georgia corporation, at which time all assets and liabilities of the limited liability company became assets and liabilities of Vystar Corporation, including all intellectual property rights, patents and trademarks.

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

We transitioned from a development stage company to the operating stage during the last quarter of 2009. During the last five years, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

In January 2015 Vystar announced that it had entered into an exclusive agreement with Nature’s Home Solutions (NHS) to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steve Rotman of Rotmans Furniture and Tom Eisenberg formerly with the foam and mattress producer, Latex International and focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor which has already attracted such firms as mattress manufacturer Gold Bond that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. This is the focus of Vystar for 2015 and beyond as we continue to develop specialty versions of Vytex NRL and also an entry into the thread marketplace.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts amounted to $53,317 and $257,160 for December 31, 2014 and 2013 respectfully.

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

Income Taxes

We account for income taxes using the assets and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2014 and 2013. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority. We had no material unrecognized tax benefits and related tax liabilities at December 31, 2014 and 2013. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense. We do not believe there will be any such uncertain tax position, costs or liabilities for any of the years under audit, and take a conservative approach to all tax matters.

RESULTS OF OPERATIONS

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014				2013*	$ change	% change
	Vystar	Kiron	SleepHealth	Consolidated
Revenue, net	$52,814	$598,177		$650,991	$332,692	$318,299	95.7%
Cost of revenue	$18,390	$326,583		$344,973	$120,714	$224,259	185.8%
Gross profit	$34,424	$271,594		$306,018	$211,978	$94,040	44.4%

Operating Expenses
Sales and marketing					$123,303	$(123,303)	(100.0%)
General and administrative	$1,309,997	$265,721		$1,575,718	$1,769,808	$(194,090)	(11.0%)
Research and development					$22,234	$(22,234)	(100.0%)
Goodwill impairment/intangible write-off					$155,313	$(155,313)	(100.0%)
Total operating expenses	$1,309,997	$265,721		$1,575,718	$2,070,658	$(494,940)	(23.9%)

Profit (Loss) from continuing operations	$(1,275,573)	$5,873		$(1,269,700)	$(1,858,680)	$599,980	32.28%

Interest income	$34			$34	$9	$25	277.8%
Interest expense	$(171,628)	$(220)		$(171,848)	$(402,126)	$230,278	57.3%
Other income	$6,780			$6,780	$(24,966)	$31,746	127.2%
Total Other Income/Expense	$(164,814)	$(220)		$(165,034)	$(427,083)	$262,049	61.4%

Loss From Continuing Operations	$(1,440,387)	$5,653		$(1,434,734)	$(2,285,763)	$851,029	37.2%
Discontinued Operations			$(384)	$(384)	$(228,045)	$227,661	99.8%

Net Loss	$(1,440,387)	$5,653	$(384)	$(1,435,118)	$(2,513,808)	$1,078,690	42.9%

Basic and diluted loss per share	(0.03)	(0.00)	(0.00)	(0.03)	(0.09)
Basic and diluted weighted average number of common shares outstanding	55,058,317			55,058,317	29,365,815

* SleepHealth operations were discontinued first quarter 2014; 2013 has been restated showing 2013 SleepHealth results as discontinued operations for comparative purposes.

Consolidated Companies

Consolidated revenue for Vystar’s companies was $650,991 compared to $332,692 in 2013, an increase of $318,299 over 2013. Our revenue expectations for 2013 and 2014 were negatively affected by the failure of the Seller of SleepHealth and contract General Manager to deliver any of the promised Durable Medical Equipment (“DME”) revenue and the Seller of Kiron and contracted Medical Director dissolving his Limited Liability Company and not continuing in this role.

For the years ended December 31, 2014 and 2013, total operating expenses were $1,575,718 and $2,070,658 respectively, for a decrease of $494,940 or a 23.9% reduction.

In 2014, $834,758 was recorded for share-based compensation. This compares with $701,204 for share-based compensation and $75,000 for amortization of deferred compensation in 2013. The deferred compensation expense in 2013 represents the amortized fair value of stock and warrants issued for services to non-employees. Share-based compensation charges to operations were primarily for stock options granted under our Stock Option Plan to executive officers and directors and were made so their interests would align with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock purchase warrants and common stock were also made to executive officers in lieu of cash compensation and to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in both sales and marketing and general and administrative expenses. For 2014, the amount of share-based compensation expense included in sales and marketing was $0 and $835,473 in general and administrative of which $512,588 in share based compensation that was paid in the form of common stock and stock purchase warrants to outside third parties. For 2013, the amount of share based compensation and deferred compensation included in sales and marketing was $84,635 and $616,569 in general and administrative of which $321,704 in share-based compensation was paid in the form of common stock and stock purchase warrants to outside third parties for contracted services

For the years ended December 31, 2014 and 2013, sales and marketing expenses were $0 and $123,303 respectively. The decrease of $123,303 was primarily due to the departure of the full-time Vice President of Technical Sales and Vice President of Marketing. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

For the years ended December 31, 2014 and 2013 general and administrative expenses were $1,575,718 and $1,769,808, respectively. The $194,090 decrease in 2014 is primarily due to the cost saving measures put in place during 2014 as well as reduction in staff and elimination of office space. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Goodwill Impairment/Intangible Write-Off

Vystar expensed $0 of goodwill impairment/intangible write-off in 2014 and $155,313 in 2013.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2014, consisted of $34 of interest and $6,780 of other income as compared to $9 of interest and ($24,966) of other income for December 31, 2013. Other income (expense) for 2013 included a loss of $24,906 on the disposal of Kiron fixed assets associated with the closing of an under-utilized sleep lab. Interest expense of $171,848 for the year ended December 31, 2014, compared to interest expense in 2013 of $402,126. The net decrease of $230,278 in interest expense is primarily due to the warrant expense associated with the CMA Related Party line of credit (see Note 6). Amortization of deferred financing costs connected with the CMA Related Party line of credit was $0 and $182,225 in 2014 and 2013, respectively.

Vytex Sales Environment

The overall natural rubber markets remain in a state of flux as new plantations come on line in SE Asia in countries such as Vietnam, Cambodia, etc., and increases in production are noted in other countries such as Guatemala. Moves by certain countries to control pricing have succeeded in a few instances but just as often fail as manufacturers do not buy as far forward as the controlled pricing areas would like. Of keen interest is the improvement in non-latex gloves as synthetic glove makers have made great strides in perfecting their offerings. Gloves, as a segment, are the biggest segment of users of natural rubber latex. Vystar has focused on fewer segments of the marketplace as we see trends in areas that look to embrace the low non-rubber aspects of Vytex NRL such as adhesives, balloons, condoms, bandages, etc. and Vystar had planned to launch a line of branded foam products during the second quarter of 2014. Consequently, Vystar contracted itself with a group of expert retailers (Natures Home Solutions) who, along with their mattress manufacturers are launching Vytex mattresses, mattress toppers and pillows at the High Point furniture mart in mid April. Initial, non-scientific, market research pointed to a definite market for pure natural rubber latex foam products made with Vytex NRL.

SleepHealth Performance, Impairment, and Closing

SleepHealth’s post acquisition performance has fallen far below Vystar’s expectations. For the period from January 1 through March 31, 2014, the revenue from sleep studies was $28,610 and for the year January 1, 2013 through December 31, 2013, revenue was $975,084, still well below original projections. There are a number of facts available to Vystar now regarding the valuation of SleepHealth which were previously unknown to us or unascertainable. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision in first quarter 2014, to discontinue the operations of SleepHealth.

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

At the acquisition date, SleepHealth was invoicing 25 accounts, 13 of which performed fewer than 10 studies per month and utilization of the rooms available for testing was far from ideal. A sleep technician can monitor two to three patients, depending on testing needs, but numerous single patient nights were performed. Increased room utilization and 2:1 patient to technician studies were included in the forward looking projections. Also noted was that several accounts were invoiced for accreditation under the SleepHealth umbrella and these invoices were treated like normal study income when in fact they were the start of further expenses.

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

The number of studies performed at a location over the term of the contract was dependent on the physician’s specialty, size of the physician’s patient base, advertising or partnering with other physicians to grow the patient base, or other reasons outside our direct control. As a physician cycled through his/her patient base, the number of studies from that location declined over the term of the contract without active management of the account. Vystar introduced steps for active account management that were unsuccessful.

During 2013, SleepHealth continued to underperform as local hospitals took over several of our profitable locations, and we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing to a profitable level with our remaining locations failed. The Durable Medical Equipment business, the primary driver in the decision to acquire SleepHealth never materialized and early in 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the nominal remaining SleepHealth assets and is contemplating its next move to re-coup what it considers to be hidden fees, ineffective contract price expectations and outright fabrication of financials and potential by the seller.

As a result of the above facts, the valuation of SleepHealth was revised with an additional $48,641of intangible write-down expense recognized in the fourth quarter of 2013 in addition to the prior $87,000 goodwill impairment taken in 2012.

 The new valuation reduced physician relationships from $193,000 to zero; trade names from $29,000 to zero and the non-compete agreement from $20,000 to zero. The reductions in these values were reclassified to goodwill and subsequently written-off. Vystar also reversed the $8,199 contingent consideration amount due the Seller.

Kiron Performance and Impairment

Kiron’s post acquisition performance has not met Vystar’s expectations. For the period from January 1, 2014 through December 31, 2014, revenue was $598,177, and for the year ending December 31, 2013 revenue was $734,820, still well below original expectations. The dissolving of Durham Neurology, PLLC on September 13, 2013 which was contracted to provide Kiron a Medical Director by the Seller of Kiron and the subsequent departure of the Seller as Medical Director negatively impacted revenue by an estimated $200,000.

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

A new Medical Director was identified and hired as of January 1, 2014 but the contract was subsequently ended by mutual agreement in August 2014. In July 2014, Kiron entered into an agreement with Henry Clifford Baggett MD, a sleep specialist to perform the duties of Medical Director and has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, CPAP clinics and a solid re-supply business focusing on its existing and growing patient base.

Net Loss

As a result of the factors described above, the consolidated net loss was significantly reduced by $1,078,690, a 42.9% reduction in our net loss to $1,435,118 for the year ended December 31, 2014 as compared to $2,513,808 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2014, the Company had cash of approximately $73,770 and a deficit in working capital of $2,068,476. For the year ended December 31, 2014, the company had a net loss of $1,435,118 and an accumulated deficit of $24,354,473. For the year ended December 31, 2013, the company had a net loss of $2,513,808 and the accumulated deficit amounted to $22,919,355. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $634,285 for the year ended December 31, 2014 as compared to $1,030,436 for the year ended December 31, 2013. During the year ended December 31, 2014, cash used in operations was primarily due to the net loss for the year of $1,435,118 net of non-cash related add-back of share-based compensation expense of $834,758.

Net cash used by investing activities was $282 during the year ended December 31, 2014 as this was used for the cost of equipment. During the year ended December 31, 2013 $69,524 was used for the acquisition of Kiron Clinical Sleep Lab, LLC (as discussed in more detail in Note 3), $8,035 for patents and intellectual property offset by a net inflow of $44,407 from equipment purchases/disposals.

Net cash provided by financing activities was $651,964 during the year ended December 31, 2014, as compared to cash provided of $1,028,042 during the year ended December 31, 2013. In 2014, the cash provided was from the issuance of common stock of $699,443. In addition, the AR facility was paid off in the amount of $47,479 as well as one of the remaining shareholders converted $200,000 of their note during 2014. In 2013, the cash provided was from the issuance of notes payable of $325,068 (as discussed in more detail in Note 6), issuance of preferred stock of $300,852, issuance of common stock of $309,944, advances under the related party line of credit of $70,000, and advances of $47,479 under an A/R facility offset by payments of $25,301 under promissory and other notes.

As discussed in Note 6, the CMA Note matured on April 29, 2013, was renewed for another year and was most recently renewed again until April 29, 2015. All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or were amended for an additional two years.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees that now also include the company’s association with foam cores made out of Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 16, Subsequent Events). As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that we will be able to achieve projected levels of revenue in 2015 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2015, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments; rate at which we can build Kiron’s business, especially with respect to its Durable Medical Equipment (“DME”) business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit (Note 6) with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of Vystar’s directors are CMA members. Proceeds under the line were drawn to pay off amounts owed under the Topping Lift Agreement and for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest and fees were paid by an affiliated entity of a director of the company. Pursuant to an agreement between the Company and such affiliate, the Company will issue common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the CMA Note was April 29, 2013. The CMA Note is unsecured and no payments of principal are due until the second anniversary of the CMA Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, which was later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit to $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation for increasing the credit line, the directors approved issuing warrants to purchase an additional 1,600,000 shares of the Company’s common stock at $.27 per share, which was the closing price of the Company’s common stock on that day.

On November 2, 2012, the Board of Directors approved an increase in the line of credit from $1,000,000 to $1,500,000. As compensation to the CMA members, we issued warrants to purchase an additional 2,100,000 shares of the Company’s common stock at $0.35 per share. The closing price of the Company’s stock on November 2, 2013 was $0.21. The warrants vest 20% immediately and 16% upon each $100,000 draw above $1,000,000. Substantially all of the additional $500,000 had been drawn as of December 31, 2012 and vesting was completed. Accordingly, $143,726 was capitalized into deferred financing costs for the warrants in 2012. These costs were amortized to interest expense over the remaining term of the CMA Note.

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

On April 29, 2014, the maturity date of the CMA Note was again extended for one year to April 29, 2015. No compensation was paid to the CMA Directors for this extension.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vystar Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Vystar Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vystar Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia

April 15, 2015

F -1

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$73,770	$56,373
Accounts receivable, net of allowance for uncollectible amount of $53,317 and $257,160 at December 31, 2014 and 2013, respectively	64,190	64,351
Inventory	3,449	3,449
Prepaid expenses	150,761	93,854

TOTAL CURRENT ASSETS	$292,170	$218,027

PROPERTY AND EQUIPMENT, NET	$4,868	$157,977

OTHER ASSETS
Intangible assets, net	$171,103	$186,783

TOTAL ASSETS	$468,141	$562,787

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Bank line of credit	0	49,737
Accounts receivable line of credit	0	47,479
Accounts payable	667,941	728,557
Accrued compensation	43,892	88,781
Accrued expenses	148,938	92,900
Current portion of long term debt	0	9,732
TOTAL CURRENT LIABILITIES	$2,360,646	$2,517,061

Shareholder notes payable	$662,568	$862,568

Long term debt, net of current portion	0	$73,955

TOTAL LIABILITIES	$3,023,214	$3,453,584

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 30,085 issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 68,559,669 and 39,160,255 shares issued and outstanding at December 31, 2014 and 2013, respectively	6,856	3,916
Additional paid-in capital	21,792,541	20,024,639
Accumulated deficit	(24,354,473)	(22,919,355)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,555,073)	$(2,890,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$468,141	$562,787

 The accompanying notes are an integral part of these financial statements.

F -2

VYSTAR CORORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the years ended December 31,
	2014	2013

REVENUE	$650,991	$332,692

COST OF REVENUE	344,973	120,714
Gross Margin	$306,018	$211,978

OPERATING EXPENSES
Sales and marketing, including non-cash share-based compensation of $0 and $84,635 in 2014 and 2013, respectively	0	$123,303
General and administrative, including non-cash share-based compensation of $834,758 and $616,569 in 2014 and 2013 respectively	1,575,718	1,769,808
Research and development	0	22,234
Goodwill impairment and intangible write-off	0	155,313
Total Operating Expenses	$1,575,718	$2,070,658

LOSS FROM CONTINUING OPERATIONS	$(1,269,700)	$(1,858,680)

OTHER INCOME (EXPENSE)
Interest income	34	9
Other income (expense)	6,780	(24,966)
Interest expense	(171,848)	(402,126)
Total Other Income (Expense)	$(165,034)	$(427,083)

Loss from Continuing Operations	$(1,434,734)	$(2,285,763)

DISCONTINUED OPERATIONS	$(384)	$(228,045)

NET LOSS	$(1,435,118)	$(2,513,808)

Basic and Diluted Loss per Share	(0.03)	(0.09)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	55,058,317	29,365,815

The accompanying notes are an integral part of these financial statements.

F -3

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2014 and 2013

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Ending Balance, December 31, 2012	—	—	23,020,518	$2,302	$18,733,280	$(75,000)	$(20,405,547)	$(1,744,965)

Common Stock issued in private placement @ $0.25/common share with 1:1 warrants @ $0.35/share	—	—	20,000	2	4,998	—	—	5,000

Common Stock issued in private placement @ $0.075/share	—	—	834,666	83	62,517	—	—	62,600

Common Stock issued in private placement @ $0.05/share	—	—	1,200,000	120	59,880	—	—	60,000

Common Stock issued in private placement @ $0.03/common share with 1:2 warrants @ $0.05/share	—	—	2,066,667	207	61,793	—	—	62,000

Preferred Stock issued in private placement	19,711	2	—	—	197,108			197,110

Common Stock issued for acquisition of Kiron	—	—	727,434	73	49,927	—	—	50,000

Common Stock issued for services to be rendered	—	—	4,000,000	400	153,600	—	—	154,000
								—
Commons Stock issued for expenses	—	—	233,288	23	14,713	—	—	14,736

Common Stock issued due to Ratchet Clause of 2012 Private Placement Managed by Wellfleet	—	—	4,433,333	443	(443)	—	—	—

Common Stock issued upon the cashless exercise of 429,000 of the Company’s outstanding and exercisable warrants	—	—	239,733	24	(24)			—

Preferred Stock issued upon conversion of promissory note	10,374	1	—	—	103,741	—	—	103,742

Share-based compensation issued for services already rendered – warrants	—	—	—	—	21,835	—	—	21,835

Share-based compensation to employees - common stock	—	—	2,384,616	239	97,555	—	—	97,794

Share-based compensation to employees - options/warrants	—	—	—	—	337,839	—	—	337,839

Amortization of deferred compensation.	—	—	—	—		75,000		75,000

Warrants issued in conjunction with promissory notes.	—	—	—	—	5,976	—	—	5,976

Share-based compensation resulting from modification of exercise price of option and warrant grants made in prior periods	—	—	—	—	120,344	—	—	120,344

Net loss	—	—	—	—	—	—	(2,513,808)	(2,513,808)

Ending Balance, December 31, 2013	30,085	$3	39,160,255	$3,916	$20,024,639	$—	$(22,919,355)	$(2,890,797)

F -4

Common Stock issued in private placement			17,293,666	1,729	$452,847			$454,576

Common Stock issued in private placement with warrants					$244,867			$244,867

Share-based compensation to employees-stock			784,616	78	$39,152			$39,230
Share-based compensation to employees – warrants					$101,987			$101,987

Common Stock and warrants issued for services already performed			7,726,500	773	$511,815			$512,588

Share-based compensation to employees – options					$160,050			$160,050

Common Stock issued upon conversion of promissory note			3,594,632	360	$236,281			$236,641

Warrant/Option Repricing					$20,903			$20,903

Net loss	—	—	—	—	—	—	$(1,435,118)	$(1,435,118)

Ending Balance, December 31, 2014	30,085	$3	68,559,669	$6,856	$21,792,541	$—	$(24,354,473)	$(2,555,073)

The accompanying notes are an integral part of these financial statements.

F -5

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,435,118)	$(2,513,808)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	834,758	701,204
Allowance for uncollectible accounts receivable	6,066	13,506
Depreciation	2,866	3,556
Goodwill impairment	0	106,031
Discontinued Operations	384	228,045
Amortization of intangible assets	15,680	15,472
Amortization of deferred financing costs	0	244,001
Loss on disposal of equipment	302	0
(Increase) decrease in assets:
Accounts receivable	(43,118)	33,802
Prepaid expenses	(55,662)	8,840
Other	0	7,286
Increase (decrease) in liabilities:
Accounts payable	(36,795)	255,486
Accrued compensation and expenses	76,352	(133,857)

Net cash used in operating activities	($634,285)	$(1,030,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to complete Kiron combination, net of cash received of $20,476	0	(69,524)
Disposal (Purchase) of equipment, net	0	44,407
Cost of equipment	(282)	0
Cost of patents	0	(8,035)

Net cash used in investing activities	$(282)	$(33,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	699,443	309,944
Issuance of preferred stock	0	300,852
Proceeds from related party line of credit	0	70,000
Shareholder Notes-Net	0	325,068
Payments of notes payable	0	(25,301)
Advances/(Payments) under A/R facility	(47,479)	47,479

Net cash provided by financing activities	$651,964	$1,028,042

NET INCREASE (DECREASE) IN CASH	$17,397	$(35,546)

CASH - BEGINNING OF YEAR	$56,373	$91,919

CASH - END OF YEAR	$73,770	$56,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS

Warrants issued in conjunction with shareholder notes payable	$0	$5,976
Preferred stock issued upon conversion of related party promissory note	0	103,742
Common stock issued for services rendered	430,700	821,548
Conversion shareholder note payable	200,000	0
Conversion of notes payable	22,000	0

CASH PAID DURING THE PERIOD FOR	0	—
Interest	$87,382	$25,533

CASH PAID FOR BUSINESS COMBINATION (see Note 3)
Working capital	0	$(800)
Equipment and furnishings		34,769
Goodwill	0	106,031
Total assets acquired	0	140,000
Less: line of credit assumed	0	—
Less: common stock issued to Seller	0	(50,000)
Cash paid to acquire business	0	90,000
Less: cash acquired in acquisition	0	(20,476)
Net cash used in business combination	0	$69,524

 The accompanying notes are an integral part of these financial statements.

F -6

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar is focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and has expanded into the consumer arena with a planned introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillows producers, and furniture store chains in specific areas of the Unites States. Vystar also owns Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 16, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain items in the prior year’s financial statements have been reclassified in order to conform with the current year presentation. Specifically note such reclassifications for discontinued operations.

Consolidation

The accompanying consolidated financial statements include the accounts of Vystar and Kiron. All intercompany accounts and transactions have been eliminated in consolidation.

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

F -7

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2014 and 2013, we have provided for uncollectible amounts through a charge to earnings of $53,317 and $257,160, respectively. We grant credit to our customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Vytex Division customers are located in both the United States and internationally. The Kiron Division’s customer base is exclusively in North Carolina.

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

Goodwill Impairment

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the need to record an impairment charge. During 2013, the Company charged off all goodwill in the total amount of $106,031.

F -8

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2014 and 2013 approximate market interest rates for the respective borrowings.

In specific circumstances, certain assets and liabilities are reported or disclosed at fair value. Fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the Company’s principal market for such transactions. If there is not an established principal market, fair value is derived from the most advantageous market.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2014 and 2013. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2014 and 2013. The Company is no longer subject to federal examination for years prior to 2009.

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2014 and 2013, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 8,364,906 and 7,488,239 shares of common stock for 2014 and 2013, respectively, as their effect would be anti-dilutive. Warrants to purchase 22,235,812 outstanding and 14,788,714 shares of common stock for 2014 and 2013, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 6,421,533 shares of common stock for 2014 and 2013 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

F -9

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

Cost of Revenue

For Vytex, cost of revenue consists primarily of product and freight costs. For Kiron, the cost of revenue is primarily sleep technician labor costs and medical director fees.

F -10

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance in the first quarter of 2014. The application of this guidance did not have an impact on our consolidated financial statements or disclosures.

In 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. ASU No. 2014-08 defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. Under ASU No. 2014-08, additional disclosures are required regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The application of this guidance is not expected to have an impact on our consolidated financial statements or disclosures.

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities. The Company has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements, but does not believe the implementation of this ASU will have a material impact on the consolidated financial statements or disclosures.

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU No. 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU No. 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

F -11

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2014, the Company had cash of approximately $73,770 and a deficit in working capital of $2,068,476. For the year ended December 31, 2014, the Company had a net loss of $1,435,118 and the accumulated deficit amounted to $24,354,473. Working capital is used to finance ongoing operations and since those operations do not currently cover all operating costs, managing working capital is essential to the Company’s future success.

Net cash used in operating activities was $634,285 for the year ended December 31, 2014 as compared to $1,030,436 for the year ended December 31, 2013. During the year ended December 31, 2014, cash used in operations was primarily due to the net loss for the year of $1,435,118 net of non-cash related add-back of share-based compensation expense of $834,758.

Net cash used by investing activities was $282 during the year ended December 31, 2014 as this was used for the cost of equipment. During the year ended December 31, 2013, $69,524 was used for the acquisition of Kiron Clinical Sleep Lab, LLC (as discussed in more detail in Note 3), $8,035 for patents and intellectual property offset by a net inflow of $44,407 from equipment purchases/disposals.

Net cash provided by financing activities was $651,964 during the year ended December 31, 2014, as compared to cash provided of $1,028,042 during the year ended December 31, 2013. In 2014, the cash provided was from the issuance of common stock and warrants of $699,443. In addition, the AR facility was paid off in the amount of $47,479. In 2013, the cash provided was from the issuance of notes payable of $325,068 (as discussed in more detail in Note 6), issuance of preferred stock of $300,852, issuance of common stock of $309,944, advances under the related party line of credit of $70,000, and advances of $47,479 under an A/R facility offset by payments of $25,301 under promissory and other notes.

 As discussed in detail in Note 6, the CMA Note matured on April 29, 2013, was renewed for another year and was most recently renewed again until April 29, 2015. All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or were renewed for two years.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 16, Subsequent Events).

As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2015 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2015, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

F -12

NOTE 3 - ACQUISITONS

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

At closing, the Company and Seller entered into an agreement (“Contract”) pursuant to which the Seller through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC in October 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Potential settlement discussions are currently taking place but there is no assurance they will be successful and discovery on this matter will start by mid-April 2015.

The completed audit of Kiron’s 2011 and 2012 financial statements showed financial results that exceeded the three percent (3%) variability allowed under the Agreement and thus the $60,000 Adjustment Amount was forfeited. In addition, the Seller resigned from the role of Medical Director and as such has forfeited the two percent (2%) of gross receipt for five (5) years that was included in the original consideration. The Purchase Consideration was therefore adjusted to $140,000 and all initial Goodwill associated with the purchase was written-off.

The acquisition was accounted for as a business combination as defined by ASC Topic 805 – Business Combinations, with the purchase price allocation and valuation as follows:

Value of 727,434 shares issued at $0.0688 per share	$50,000
Cash paid at closing	90,000
Total consideration	140,000

Assets purchased:
Tangible assets:
Debt-free working capital	(800)
Fixed assets and equipment	34,769
Subtotal	$33,969

Goodwill	106,031
Write-off of Goodwill	(106,031)
Total assets purchased	33,969

Net assets acquired	$33,969

F -13

Based on the timing of the acquisition, the Company, for comparability purposes, has disclosed the following pro-forma earnings information for the twelve months ended December 31, 2014, as if the acquisition had occurred effective January 1, 2013. As such, the actual and pro-forma earnings information for the twelve months ended December 31, 2014 and December 31, 2013 was as follows:

F -14

VYSTAR CORPORATION AND SUBSIDIARIES

Unaudited Pro Forma Combined Statements of Operations

For the Years Ended December 31

	2014				2013
	Vystar	Kiron	SleepHealth (B)	Consolidated	Vystar	Kiron	SleepHealth (B)	Consolidated
Revenues, net	$52,814	$598,177		$650,991	$1,002,204	$734,820		$1,737,024
Cost of revenues	18,390	326,583		344,973	746,359	324,914	(A)	1,071,273
Gross profit	$34,424	$271,594		$306,018	255,845	409,906		665,751

Operating expenses
Sales and marketing					123,303			123,303
General and administrative	1,309,997	265,721		1,575,718	1,988,609	461,809		2,450,418
Goodwill Impairment					155,313			155,313
Research and development					22,234			22,234
Total operating expenses	$1,309,997	$265,721		$1,575,718	$2,289,459	$461,809		$2,751,268

Profit/(Loss) from operations	$(1,275,573)	5,873		$(1,269,700)	$(2,033,614)	$(51,903)		(2,085,517)

Other income (expense)
Interest income	34	0		34	6,543			6,543
Interest expense	(171,628)	(220)		(171,848)	(420,238)	(864)		(421,102)
Other (expense) income	6,780	0		6,780	2,440	(24,906)		(22,466)
Total other income (expense)	$(164,814)	$(220)		$(165,034)	$(411,255)	$(25,770)		$(437,025)

Loss from Continued Operations	$(1,440,387)	$5,653		$(1,434,734)	$(2,444,869)	$(77,673)	228,046	$(2,522,542)

Discontinued Operations			$(384)	$(384)

Net profit/(loss)	$(1,440,387)	5,653	$(384)	$(1,435,118)	$(2,444,869)	$(77,673)		$(2,522,542)

Basic and diluted loss per share	(0.03)	(0.00)	(0.00)	(0.03)	(0.08)	(0.00)		(0.08)

Basic and diluted weighted average number of common shares outstanding				55,058,317				29,802,275

Pro Forma Financial Statement Adjustments

The following pro forma adjustments are included in the Company’s unaudited pro forma combined financial statements:

(A) To record Medical Director Fee Expense of $64,600 and Medical Insurance Billing Software of $1,194 for the six month period ending June 30, 2013.

(B) The SleepHealth division discontinued its operation first quarter 2014.

F -15

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013

Furniture, fixtures and equipment	$150,400	$423,552
Accumulated depreciation	(145,532)	(265,575)

	$4,868	$157,977

Depreciation expense for the years ended December 31, 2014 and 2013 was $2,866 and $54,267, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2014	2013

Patents	238,551	238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(76,520)	(60,840)

Intangible assets, net	$171,103	$186,783

Amortization expense for the years ended December 31, 2014 and 2013 was $15,680 and $11,433, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2015	2016	2017	2018	2019	Thereafter
Patents & trade name	$15,680	$15,680	$15,680	$15,680	$15,680	$92,703

F -16

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), an unsecured line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the original terms of the CMA Note, the Company could draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% per annum on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2014 was 5.44%. Pursuant to an agreement between the Company and CMA, the Company will issue common stock with a value equal to the interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. From June through December 2011, 110,848 shares of common stock were issued valued at $43,839 for interest and fees related to the CMA Note and in January and February 2012, 28,138 shares of common stock were issued valued at $9,005 for interest for the related party CMA Note. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The original maturity date of the CMA Note was April 29, 2013.

 Other terms of the CMA Note include:

•	No payments of principal were due until the second anniversary of the CMA Note, at which time all outstanding principal was due and payable; and
•	As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, (the closing price of the Company’s stock on April 29, 2011), which vested 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. These costs were amortized on a straight line basis over the term of the CMA Note.

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the Board of Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the directors from $0.45 to $0.27 per share, (the closing price of the Company’s common stock on that date) and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, (the closing price of the Company’s common stock on September 14, 2011), which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 were amortized to interest expense over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing costs to be amortized through interest expense over the remaining term of the CMA Note. Amortization of the financing costs associated with the CMA Note amounted to $0 and $182,225 for the years ended December 31, 2014 and 2013, respectively.

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

 On April 29, 2014, the maturity date of the CMA Note was extended to April 29, 2015 with no compensation to CMA directors.

F -17

Bank Line of Credit

On September 13, 2012, the Company as part of the acquisition of SleepHealth, LLC, assumed a line of credit with Wells Fargo Bank, N.A. which is (i) unsecured, (ii) bears interest at an annual rate of Prime plus 1.1% and (iii) is payable upon demand. As of December 31, 2014 Vystar’s obligation under the line of credit was $0 due to Vystar’s refusal to carry the line. During 2014, the bank line of credit became the responsibility of the former owner of SleepHealth, Ailene Miller.

On April 25, 2014, on behalf of SleepHealth LLC, Vystar Corporation signed a general release agreement with Summit Financial Resources LLP thus closing its line of credit as a factoring partner.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	2014	2013

Shareholder notes payable	662,568	$862,568

Total Shareholder Notes Payable	$662,568	$862,568

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at the conversion rate of $0.68 of principal and interest for each such share. The principal and accrued interest came due on March 11, 2013. Four of the holders of these notes with a total initial principal amount of $200,000 agreed to convert their notes and accumulated interest to the Company’s 10% Series A Cumulative Convertible Preferred Stock. The remaining holders of notes have agreed to extend the maturity date until March 11, 2015. Vystar is currently working with the subscription holders of the dated subscriptions.

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

On September 6, 2013, the Company issued to the Chief Executive Office a convertible promissory note with a face value of $40,769 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. No payments of interest or principal are payable until September 6, 2018.

F -18

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

The current base conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of December 31, 2014 of $809,978 including accrued interest of $147,410, is $0.05 per share or 16,199,560 shares of the Company’s common stock. The face value of the Shareholder Notes at December 31, 2014 is $662,568.

The maturities (by year) of Shareholder Notes Payable as of December 31, 2014 are as follows:

Matured	75,000
2015	546,799
2016	—
2017	—
2018	40,769
2019 & thereafter	—

Kiron Acquisition Notes

On June 28, 2013, the Company entered into a note subscription agreement with two investors (the “Investors”) pursuant to which the Company agreed to issue to the Investors senior secured convertible promissory notes due June 30, 2018 bearing semi-annual interest at ten percent (10%) (the “Acquisition Notes”) in the principal amount of $200,000. The Acquisition Notes are convertible into common stock at a price equal to the greater of $0.075 per share or eighty percent (80%) of the volume weighted average 20 day trailing closing price prior to the applicable conversion date. The financing resulted in $200,000 of cash proceeds to the Company and was used for the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”). The Company’s obligations under the Acquisition Notes are secured by a first priority lien on all of the Kiron limited liability corporate membership and ownership interest pursuant to the terms of a security agreement dated July 1, 2013 among the Company and the Investors. During 2014, the Acquisition Notes were converted to 3,156,632 common shares at $0.068 per share.

F -19

Long-Term Debt

The following table summarizes long-term debt as of December 31, 2014 and 2013:

	2014	2013

Note payable to former business partner of SleepHealth; original principal $108,000; imputed interest at 6% per annum, to be paid in monthly installments of $3,500. The note payable was settled for a combination of cash and stock.	0	$32,041

Equipment loans totaling $41,985; bearing interest in the range of 11.7% to 12.3% per annum; to be paid in monthly installments from $366 to $981 per month; payoff dates between 2014 and 2016; secured by related equipment. Equipment was returned to lessor in 2014 in exchange for extinguishment of the note payable.	0	41,985

Note payable to former business partner of SleepHealth; original principal $53,000; imputed interest at 6% per annum, to be paid in monthly installments of $1,000. The note payable was transferred back to former owner of SleepHealth, LLC.	0	4,784

Other	0	4,877

Subtotal	0	83,687

Less: current portion	0	9,732

Total long-term debt	0	$73,955

F -20

NOTE 7 – COMMITMENTS

Operating Leases

The Company was obligated under an operating lease for its corporate office until January 2014 when the lease expired. Kiron’s clinical facilities expire in 2018 and it’s office equipment leases expire in April 2016.

Aggregate minimum future lease payments are as follows:

Year Ending December 31	Amount

2015	$67,243
2016	$66,141
2017	$67,146
2018	$45,137

$245,667

 Rent expense approximating $68,000 and $131,000 is included in general and administrative expense for the years ended December 31, 2014 and 2013, respectively.

F -21

Employment Agreements

The Company has entered into an employment agreement with executive management, as appropriate, which includes provisions for the continued payment of salary and benefits for periods ranging from 3 months to 6 months, as well as a percentage of base salary for compliance with specified covenants in the agreements, upon termination of employment by the Company without cause, as defined.

NOTE 8 – DISCONTINUED OPERATIONS

SleepHealth’s post acquisition performance has fallen far below Vystar’s expectations. For the period from January 1 through March 31, 2014, the revenue from sleep studies was $28,610 and for the year January 1, 2013 through December 31, 2013, revenue was $975,084, still well below original projections. There are a number of facts available to Vystar now regarding the valuation of SleepHealth which were previously unknown to us or unascertainable. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision in first quarter 2014, to discontinue the operations of SleepHealth, (see below for Reconciliation of SleepHealth Net Loss).

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

At the acquisition date, SleepHealth was invoicing 25 accounts, 13 of which performed fewer than 10 studies per month and utilization of the rooms available for testing was far from ideal. A sleep technician can monitor two to three patients, depending on testing needs, but numerous single patient nights were performed. Increased room utilization and 2:1 patient to technician studies were included in the forward looking projections. Also noted was that several accounts were invoiced for accreditation under the SleepHealth umbrella and these invoices were treated like normal study income when in fact they were the start of further expenses.

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

The number of studies performed at a location over the term of the contract was dependent on the physician’s specialty, size of the physician’s patient base, advertising or partnering with other physicians to grow the patient base, or other reasons outside our direct control. As a physician cycled through his/her patient base, the number of studies from that location declined over the term of the contract without active management of the account. Vystar introduced steps for active account management that were unsuccessful.

During 2013, SleepHealth continued to underperform as local hospitals took over several of our profitable locations, and we were forced to close other locations due to a lack of payment for our services and our efforts to increase contract pricing to a profitable level with our remaining locations failed. The Durable Medical Equipment business, the primary driver in the decision to acquire SleepHealth never materialized and first quarter of 2014, Vystar made the decision to suspend operations and transferred the remaining accounts to the SleepHealth management team, sold the nominal remaining SleepHealth assets and is contemplating its next move to re-coup what it considers to be hidden fees, ineffective contract price expectations and outright fabrication of financials and potential by the seller.

As a result of the above facts, the valuation of SleepHealth was revised with an additional $48,641of intangible write-down expense recognized in the fourth quarter of 2013 in addition to the prior $87,000 goodwill impairment taken in 2012. The new valuation reduced physician relationships from $193,000 to zero; trade names from $29,000 to zero and the non-compete agreement from $20,000 to zero. The reductions in these values were reclassified to goodwill and subsequently written-off. Vystar also reversed the $8,199 contingent consideration amount due the Seller.

SleepHealth Net Loss 3/31/14	$(39,322)

Operating Expenses:
Sales & Marketing	$0
General and administrative	(42,966)
Total operating expenses	$(42,966)

Operating Loss	$(82,288)
Other Income (Expense):
Gain on Sale of Assets	$17,292
Gain on Extinguishment of Debt	64,612
Total Other Income (Expense)	$81,904

Loss from Discontinued Operations 12/31/14	$(384)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

As of August 29, 2013, the Company had received net investment of $197,110 and issued 19,711 shares of preferred stock under the terms of the offering. The Company has also issued an additional 10,374 shares of preferred stock in connection with the conversion of four of the Shareholder Notes issued on March 11, 2011 with a collective outstanding balance including accumulated interest on the date of conversion of $103,742.

At December 31, 2014, the 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $49,000, and could be converted into 6,421,533 shares of common stock, at the option of the holder.

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

On December 30, 2013, the Company issued 692,308 common shares to its CEO in lieu of salary payable for fiscal year 2013; and 1,692,308 common shares to its CFO in lieu of salary payable for fiscal year 2013. For December 31, 2014, the Company issued 284,616 common shares to its CEO in lieu of salary payable for fiscal year 2014. An additional 500,000 shares were issued to various other employees/contractors in lieu of salary during 2014.

On February 26, 2014, the Company issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement executed in December 2013 with Jason Leaf and 1,500,000 common shares as compensation for a second amendment and extension to the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013. In May 2014 and July 2014, an additional 2,000,000 shares of common stock were issued in exchange for current services with Blue Oar Consulting. During 2014, an additional 3,226,500 shares of common stock were issued for contracted services.

On March 6 and March 31, 2014, the Company issued 3,594,632 in common shares in conversion of notes payable.

During the period January 1 through December 31, 2014, 17,293,666 shares were issued in private placement for a total amount of $454,576 and 4,902,316 warrants were issued equal to $244,867.

NOTE 10 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2014 and 2013. The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price –Expected volatility calculations were based on the Company’s trading activity ranged between 129.31% and 143.38% for 2014;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option or warrant, ranging from 2.54% to 2.60% for options and .03% to 2.99% for warrants; and
Expected Life of Awards – because the Company has minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the end of the contractual term of the stock award.

In total, the Company recorded $160,050 and $286,908 for the years ended December 31, 2014 and 2013, respectively, of share-based compensation expense related to employee and Board members’ stock options. The unrecognized compensation expense as of December 31, 2014 was $204,659 for non-vested share-based awards to be recognized over a period of approximately five years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2014, there were 1,635,094 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2014	2013
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	132.95%	120.91%
Risk-Free Interest Rate	2.57%	1.98%
Expected Life of Stock Awards – Years	10.0	10.0
Weighted Average Fair Value at Grant Date	$0.10	$0.13

The following tables summarize all stock option activity of the Company for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2012	6,867,500	$0.66

Granted	1,439,906	$0.14
Forfeited	(819,167)	$0.57

Outstanding, December 31, 2013	7,488,239	$0.23
Granted	2,000,000	$0.11

Forfeited	(1,123,333)	$0.05

Outstanding, December 31, 2014	8,364,906	$0.19
Exercisable, December 31, 2014	6,013,303	$0.24

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices, are shown in the table below:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices
Outstanding, December 31, 2013	7,488,239	5.49	$0.07 – $1.50

Granted	2,000,000	9.62	$0.10 – $0.11

Forfeited	(1,123,333)		$0.15-$0.68

Outstanding, December 31, 2014	8,364,906	5.49	$0.05-$1.50

Exercisable, December 31, 2014	6,013,303	7.24	$0.05 - $1.50

On July 9, 2014, the Board approved the grant of 500,000 options to each of its four directors. The options have a ten year term, have an exercise price of $.11 per share, the closing price of the Company’s common stock on the OTCBB on that date, and vest 25,000 shares quarterly beginning on September 30, 2014 for a period of five years ending June 30, 2019. Two board members options were forfeited when they resigned from the board in 2014.

As of December 31, 2014, there is no aggregate intrinsic value of outstanding stock options as the closing price of the Company’s common stock on the last trading day of the year was equal to the exercise price of all outstanding stock options. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2014	2013
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock price	137.65%	130.03%
Risk-Free Interest Rate	l.13%	2.05%
Expected Life of Stock Awards – Years	4.73	8.40

The following table represents the Company’s warrant activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2012	12,857,926

Granted	3,678,051	$0.04	$0.06

Exercised	(429,000)		$0.07

Expired	(1,318,263)		$0.92

Outstanding, December 31, 2013	14,788,714		$0.16	6.67

Granted	7,447,098	$0.06	$0.05

Exercised	0

Expired			$0.30

Outstanding, December 31, 2014	22,235,812		$0.11	5.07
Exercisable, December 31, 2014	21,611,475		$0.11	5.01

The stock compensation expense for 2014 related to warrants was $466,567.

NOTE 11 – RELATED PARTY TRANSACTIONS

Officers and Directors

During April 2009, the Company’s Board of Directors authorized the inclusion of the Board members in the Company’s stock option plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board members. Each Board member was granted options to purchase 400,000 shares of the Company’s common stock, valued at approximately $233,000 each, an exercise price range between $0.05 and $0.68 per share. Vesting occurs at the end of each complete calendar quarter served as an independent Board member of the Company at a rate of 20,000 shares each per quarter. The options are exercisable in whole or in part before September 30, 2019. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares. Two board members unvested options were forfeited when they resigned the Board in 2014.

NOTE 12 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched. Company contributions under the plan were approximately $4,000 and $6,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

Vytex Division:

During 2014, the Vytex Division had product revenue from two major customers Iberoamericana and Centrotrade, which comprised 20% and 80% of total Vytex revenue, respectively. During 2013, the Vytex division had product revenue from two major customers Occidente and Centrotrade, which comprised 85% and 15% of total revenue, respectively. No amounts were owed to major vendors at December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, no amount was due from either major customer.

During 2014 and 2013, the Company’s revenue from this Division was 100% to customers outside of the United States.

Kiron Division

During 2014, the Kiron Division had service revenue from one major health insurance company, Blue Cross Blue Shield of North Carolina (“BCBS”). BCBS comprised 69.4% for $312,232 of total revenue. At December 31, 2014, the accounts receivable balance from BCBS was $44,033.

During 2013, the Kiron Division had service revenue from two major health insurance companies, Blue Cross Blue Shield of North Carolina (“BCBS”) and Medicare. BCBS comprised 56% of total revenue and Medicare comprised 23% of total revenue. As of December 31, 2013, we had accounts receivable from BCBS totaling $52,865 and $53,016 from Medicare.

During 2014 and 2013, 100% of Kiron’s revenue was earned in the state of North Carolina.

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

NOTE 15 – SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company’s operating segments are the Vytex Division, the Clinical Sleep Diagnostics Division and the Durable Medical Equipment Division. The Clinical Sleep Diagnostics and Durable Medical Equipment Divisions are comprised of Kiron. These segments have distinct lines of business, service or distribution methods, separate financial information and are regularly reviewed by management.

The Company completed the acquisition of Kiron on July 1, 2013. Kiron is a vertically integrated sleep diagnostic and treatment practice located in Durham, NC and provides clinical sleep diagnostic services and sells Continuous Positive Airway Pressure (CPAP) therapy equipment and equipment resupply products for the treatment of obstructive sleep apnea (Durable Medical Equipment).

Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments.

The following sets forth key financial information for our segments for the year ended December 31, 2014:

	Vystar	Kiron	Total
Revenue, net	$52,814	$598,177	$650,991

Gain/Loss from continuing operations before income taxes	$(1,440,387)	$5,653	$(1,434,734)

Capital Expenditures	0	0	0

Total Assets	$389,704	$78,437	$468,141

NOTE 16	SUBSEQUENT EVENTS

On January 20, 2015, the Company and Nature’s Home Solutions, LLC, a Massachusetts limited liability company (“NHS”), entered into a Distribution Agreement with respect to the distribution of foam furniture and bedding products manufactured with the Company’s patented Vytex®NRL process. The Agreement provides that NHS shall be the exclusive distributor in the United States for such products, subject to the payment of agreed upon minimum license fees and rebates to the Company, for a five (5) year term, which is renewable for three additional five (5) year terms.

On February 18, 2015, Warren S. Binderman agreed to become the Company’s Acting Chief Financial Officer, succeeding William R. Doyle, the interim Chief Financial Officer of the Company. Mr. Doyle continues to be the Chairman, President and Chief Executive Officer of the Company. Mr. Binderman will be compensated on an hourly basis and will work for the Company on a part-time basis.

On March 12, 2015, Dr. Ranjit K. Matthan, Ph.D., age 73, an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia.

On March 12, 2015, Dr. Matthan was granted options to acquire 500,000 shares of Company common stock at $.08 per share, the closing price of Vystar’s common stock on that date. The option is exercisable in equal installments of 25,000 shares at the end of each financial quarter (the “Vesting Date”), beginning on March 31, 2015, for a period of five (5) years, ending on December 31, 2019, provided that the service of Dr. Matthan as a member of the Company’s Board of Directors continues through and on the applicable Vesting Date.

Beginning January 1, 2015 and ending on March 5, 2015, the Company (a) issued 5,200,000 shares of common stock to eleven (11) accredited investors in private offerings for total gross proceeds of $260,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.A	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2014 and subsequent to year end. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and believe that the Company’s disclosure controls and procedures are effective to the reasonable assurance level based on the required evaluation.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion was reached based on the following material deficiencies noted by management:

 a) We have a lack of segregation of duties due to the small size of the Company.

 b) The Company did not maintain reasonable control over records underlying transactions necessary to permit preparation of the Company’s financial statements.

 c) Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

 d) There was turnover in the CFO position (the sole principal accounting officer); such that no cohesive succession planning was able to be performed, thus knowledge transfer between parties was limited.

Management expects to strengthen internal control during 2015 by hiring a bookkeeper/ Controller for the Company, as well as develop stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will significantly enhance internal control for the Company.

Changes in Internal Control Over Financial Reporting

During 2014 and in the first quarter of 2015, we had a CFO transition in the Company. The new acting CFO is currently evaluating methods to strengthen our internal control over financial reporting. We anticipate integrating a stronger accounting system as well as hiring a bookkeeper/Controller to enhance segregation of duties in numerous key accounting areas.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2014. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since
William R. Doyle	Mr. Doyle, the Chairman of the Board, President and Chief Executive Officer, joined Vystar in 2004 as Vice President Sales & Marketing. He became President and Chief Operating Officer in December 2005. He became Chairman of the Board, President and Chief Executive Officer of Vystar in March 2008. Prior to that, Mr. Doyle served as Vice President of Marketing, Women’s Health, for Matria Healthcare, Inc., a disease management company, from 1999 to 2004. Mr. Doyle spearheaded the initial branding efforts at Matria as well as held responsibility for sales development, training, public relations, and marketing. He has worked in many aspects of healthcare industry for over twenty years encompassing manufacturing, sales, marketing and advertising. In addition to Matria, he has experience with such companies as Isolyser Company, Inc., McGaw, Inc., Lederle Laboratories (now Wyeth), and in an advertising capacity for Novartis Ophthalmics. Mr. Doyle is a member of the Board of Directors of the Georgia Chapter of the March of Dimes. He holds a Bachelor of Science in Biochemistry from Penn State University and Master of Business Administration from Pepperdine University.	56	2005

Mitsy Y. Mangum	From July 2009 to present, Ms. Mangum has been Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	50	2008

Thomas L. Mills	Thomas Mills, is a partner in the Washington, D.C. office of international law firm Winston & Strawn who concentrates his practice on the legislative and regulatory aspects of health care. He is the Chairman of the firm’s healthcare practice.

In his more than 30 years of law practice, Mr. Mills has represented the interests of a range of health care providers, including hospitals, health maintenance organizations, and other managed care providers; pharmaceutical companies; physician practice management companies; the entire range of extended care providers; major financial institutions involved in equity and debt financing, both public and private; and national associations representing providers of outpatient services, as well as independent providers of such services. These services have included skilled nursing services, home health, ambulatory surgery, dialysis, extracorporeal shock wave lithotripsy, radiation therapy, home infusion therapy, diagnostic imaging, cardiac catheterization, durable medical equipment, and clinical diagnostic laboratory services.

Mr. Mills has conducted numerous internal investigations both on behalf of companies and of the audit committees. He has assisted in the defense of several highly publicized criminal prosecutions of individuals and a corporation accused of health care fraud, and has defended numerous health care clients under investigation by the Justice Department and the Office of Inspector General of the Department of Health and Human Services. He has argued cases before the Centers for Medicare and Medicaid Services (CMS) Provider Reimbursement Review Board and the Health and Human Services Departmental Appeals Board, as well as the federal courts, and has successfully challenged regulations promulgated by CMS concerning provider reimbursement rates and the Physician Self Referral Law. In addition, Mr. Mills has represented organizations on numerous occasions before federal congressional committees as well as state legislatures, and has led numerous federal and state legislative initiatives in which he has successfully obtained enactment of legislation or has defeated legislative proposals relating to a host of health care issues. These include Medicare fraud and abuse matters, such as physician self-referral and anti-kickback laws; Medicare provider reimbursement rates; certificate of need legislation; provider licensure, medical privacy and security legislation, and other healthcare regulatory requirements.

Mr. Mills served for seven years as Chairman of the Audit and Compliance Committee of United Surgical Partners International, Inc.

Mr. Mills received a B.S. from the U.S. Coast Guard Academy in 1970 and a J.D., with honors, in 1975 from the George Washington University National Law Center, where he was a member of the Law Review.	66	2014

Michael X. Ianacone Ranjit K. Matthan	Mr. Ianacone has over forty years of successful experience in leading large organizations and improving performance of operating units across the US. He has a proven track record of growing revenue and profit, forming executive teams and working cross organizationally to deliver results.

He recently retired from Xerox Corporation where during his 38 year tenure he held senior executive management positions in sales, marketing, operations and strategy in the US. These positions included both headquarters and field locations.  He was a key member of the US senior team during Xerox’s turnaround in the early 2000s.

Michael holds an A.B. degree from Georgetown University in Washington, D.C. and currently resides in Atlanta, GA.

On March 12, 2015, Dr. Ranjit K. Matthan, Ph.D., an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia and refining the research and development of manufacturing processes for applications using Vytex NRL, such as latex foam, condoms, adhesives, medical devices, etc.

Dr. Matthan has been associated with the development of natural rubber and rubber based industries manufacturing in South Asia since the 1970s and introduced technically specified natural rubber into India. He has advised national and international companies and research bodies including the Government of India, the Malaysian Rubber Research and Development Board, Asian Development Bank, Industrial Development Bank of India, Revertex (Malaysia) as well as many private companies engaged in latex production and manufacturing. A founding Director of the Bangkok-based Asia Pacific Elastomer Science and Technology (APEST), he has played a key role in sustainability initiatives for natural rubber. He has also been associated with the development and commercial introduction of several eco-friendly natural rubber grades, including Vytex NRL.

Dr. Matthan has received numerous industry awards, including: the prestigious 2014 Institute of Materials, Minerals and Mining, U.K.'s Hancock Medal for his contributions to the development of the environmentally friendly sustainable growth of the global natural rubber industry, and the 2006 KMPhilip Award from the All India Rubber Industries Association for significant contributions toward the development of the Indian Rubber Industry. Dr. Matthan has published over 50 scientific and technical papers on natural rubber and lattices and is an invited speaker at several international conferences including the International Latex Conference.

Dr. Matthan holds an undergraduate degree from St. Stephens College, Delhi University, India and he earned his Ph.D. in Polymer Chemistry from the National College of Rubber Technology, London, England, where he was the first Ph.D. student of Dr. D.C. Blackley whose books and high polymer lattices and emulsion polymerization are the industry standard references.

On March 12, 2015, Dr. Matthan was granted options to acquire 500,000 shares of Company common stock at $.08 per share, the closing price of Vystar’s common stock on that date. The option is exercisable in equal installments of 25,000 shares at the end of each financial quarter (the "Vesting Date"), beginning on March 31, 2015, for a period of five (5) years, ending on December 31, 2019, provided that the continuous service of Dr. Matthan as a member of the Company's Board of Directors continues through and on the applicable Vesting Date.	66 73	2014 2015

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

In March of 2013, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined none of the directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq Marketplace Rule 5605(a)(2).

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

Meetings of the Board and Committees

During fiscal year 2014, our Board held four meetings and acted by written consent three times, and its Audit Committee held five meetings. Each director attended at least 75% of the meetings of the Board in fiscal year 2014. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com . There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chairman, Chief Executive Officer and President, our Chief Financial Officer during 2014 and 2013.

Name and Principal Position	Salary	Option Awards (1)	All Other Compensation (2)	Total
William R. Doyle
Chairman, Chief Executive Officer and President
2014	$70,321	$100,424	$47,039	$217,784
2013	58,923	71,033	77,117	207,073

W. Dean Waters
Chief Financial Officer, Through January 2014
2014	$4,815	$0	$0	$4,815
2013	48,460	106,580	74,366	229,406

Matthew P. Clark
Vice President of Technical Sales
2014	$0	$0	$0	$0
2013	43,047	—		43,047

Monica Schreiber (3)
Acting Chief Financial Officer
2014	$0	$0	$0	$0
2013	34,769	—	—	34,769

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2014 and 2013 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2014 and 2013 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. In 2012, all outstanding options held by the Company’s executive officers were repriced to exercise prices of $.05. In accordance with SEC rules, the amounts for 2012 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 as a result of such repricing in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation as well as the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2012 for stock options or warrants granted to each of the executive officers in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Amounts consist of medical, dental, vision, life insurance and disability insurance premiums and 401(K) contributions paid by us on behalf of the named executive officer.

(3)	Ms. Schreiber was an independent contractor. The Company was billed by Ms. Schreiber on a periodic basis for her services. Ms. Schreiber resigned as Acting Chief Financial Officer on April 1, 2013.

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

On December 30, 2013, the Company issued to the Chief Executive Officer, William R. Doyle a convertible promissory note with a face value of $25,962 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. No payments of interest or principal are payable until December 30, 2015.

During 2013, W. Dean Waters, now former Chief Financial Officer of the Company, received warrants to purchase 846,154 shares of common stock in lieu of $21,797 cash compensation due Mr. Waters under his employment agreement. Mr. Waters also received 1,692,308 common shares in lieu of $50,769 cash compensation due Mr. Waters under his employment agreement.

In 2014, William R. Doyle, Chairman, Chief Executive Officer and President of the Company, received warrants to purchase 1,012,488 shares of common stock share in lieu of $75,424 cash compensation due Mr. Doyle under his employment agreement. Mr. Doyle also received 784,616 shares of common stock in lieu of $39,231 cash compensation due Mr. Doyle under his employment agreement.

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

On January 13, 2015, the Board approved a change in Mr. Doyle’s compensation package that included a base annual salary of $150,000 paid monthly and an immediate award of $50,000 in warrants that vest at the end of each month of employment through the end of 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our executive officers as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
William R. Doyle
	100,000			0.05	4/28/2015
	500,000			0.05	10/1/2016
	1,750,000			0.05	2/11/2018
	83,333	166,667	166,667	0.05	3/14/2021
		500,000	500,000	0.05	4/1/2023
	500,000			0.05	7/9/2024

Risk Analysis of Performance-Based Compensation Programs

The Board of Directors believes that our executive compensation programs do not encourage or result in excessive risk taking. Such programs consist of base salaries, cash bonuses (none of which have been paid to date), and stock option grants. Cash bonuses and the vesting of stock option grants for Mr. Doyle, our Chief Executive Officer, Chairman and President are based on milestones to be set by our Board of Directors. We anticipate that such bonuses and stock options will be based on attaining specified percentages of the company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). As a result, such bonuses will likely be focused on increasing revenue and managing expenses, all of which is consistent with the interests of our shareholders. Further, the cash bonuses will likely be capped at a percentage of his base salary. We believe this cap will limit the incentive for excessive risk-taking.

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

Potential Payments upon Termination Without Cause

The following table sets forth the estimated potential payments and benefits payable to our one (1) executive officer in the event of a termination of employment without cause.

Executive Officer	Monthly Severance Programs (1)	Additional Monthly Severance Payments (2)	Continuing Benefits (3)	TOTALS

William R. Doyle	$92,500	$138,750	$962	$232,212

(1)	The amounts represent the aggregate of monthly payments for six (6) months for Mr. Doyle..

(2)	In the event that Mr. Doyle complies with certain restrictive covenants in his employment agreement, after termination without cause, he is additionally entitled to this amount (75% of his base salary) payable in monthly installments over a one (1) year period following the initial six (6) month period of monthly severance payments.

(3)	Consists of health insurance premiums.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
Mitsy Y. Mangum			33,467	33,467
Thomas L. Mills			4,820	4,820
Michael X. Ianacone			4,820	4,820
J. Douglas Craft			28,115	28,115
W. Dean Waters			35,459	35,459
Joseph Allegra, M.D.			38,725	38,725

(1)	In 2009, all non-employee directors were granted 400,000 options at $1.63 per share which vest 20,000 options at the end of each fiscal quarter for five (5) years beginning June 30, 2009, for Messrs. Craft and Waters, and Ms. Mangum, and beginning September 30, 2009 for Dr. Allegra. Such vesting is based on each director’s continued service as a director at each quarterly vesting date. The amounts included represent the portion of the original total grant date fair value of options that vested in 2013 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2013 as a result of all outstanding options held by the Company’s directors being repriced to exercise prices of $0.35 per share in such fiscal year in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2014 for stock options granted to each of the non-employee directors during fiscal year 2009, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2014 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2014, adjusted as required by rules promulgated by the SEC.

5% Stockholders
Keith Osborn Atlanta, GA	13,474,637	19.652%

Joseph C. Allegra, M.D. Atlanta, GA	10,370,169	15.126%

Gregory Rotman Palm Springs, CA	5,875,000	8.569%

Dean Waters Atlanta, GA	5,319,475	7.759%

John Douglas Craft Atlanta, GA	3,906,667	5.698%

Officers & Directors

William R Doyle Atlanta, GA	10,629,125	15.504%

Michael X. Ianacone Atlanta, GA	1,040,000	1.517%

Michelle Mangum Atlanta, GA	2,315,000	3.377%

Thomas L. Mills Davidson, MD	1,028,589	1.500%

All Directors and Executive Officers as a Group	15,012,714	21.898%

Total Shares Outstanding	68,559,669

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2014, each director failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants. Such filings are now current.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	8,364,906	1,635,094

2014 Long Term Incentive Compensation Plan	0	5,000,000

Total	8,364,906	6,635,094

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

CMA is a limited liability company of which Joseph C. Allegra, M.D., J. Douglas Craft and Michelle Y. Mangum, each a director of the Company, are the members. Effective year ending December 31, 2014, Joseph C. Allegra, M.D. and J. Douglas Craft are no longer members of Vystar’s board of directors.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year 2014 and 2013, we retained the firm of Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts:

Fee Category	2014 ($)	2013 ($)
Audit Fees	66,933	69,985
Audit-Related Fees	0	—
Tax Fees	0	—
All Other Fees	0	35,960

Total	66,933	105,945

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

Our Audit Committee determined that the rendering of non-audit services by PKM was compatible with maintaining the independence of each firm.

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

All services related to audit fees, audit-related fees, tax fees and all other fees provided by PKM during fiscal year 2014 and 2013 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2014.

The sole member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of NASDAQ listing standards. The Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board further determined that Ms. Mangum is a “audit committee financial expert” is a “ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vytex.com.

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

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2014, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the SEC.

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

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2***	Articles of Amendment to the Articles of Incorporation of Vystar Corporation

3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership

10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)

10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)

10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 11, 2012)

10.18**	Employment Agreement between W. Dean Waters and Vystar dated April 1, 2013

10.19	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.20	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.21	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.22	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

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

VYSTAR CORPORATION

Date: April 15, 2015	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Warren S. Binderman
Warren S. Binderman
Acting Chief Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 15, 2015.

Signature	Title

/s/ William R. Doyle	Chairman, President, and Chief Executive Officer
William R. Doyle

/s/ Warren S. Binderman	Acting Chief Financial Officer
Warren S. Binderman

/s/ Thomas L. Mills	Director
Thomas L. Mills

/s Michael X. Ianacone	Director
Michael X. Ianacone

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum