Form 10-Q
period 2015-03-31
Vystar Corp
filed 2015-05-15
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission File Number 000-53754

VYSTAR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2480 Briarcliff Rd, #6

Suite 159

Atlanta, GA 30329

 (Address of Principal Executive Offices, Zip Code)

(866) 674-5238

 (Registrant’s telephone number including area code)

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

As of May 15, 2015, there were 81,521,666 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2014 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, its subsidiaries and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2015

Part I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$154,424	$73,770
Accounts receivable, net of allowance for uncollectible amount of $83,756 and $53,317 at March 31, 2015 and December 31, 2014, respectively	16,641	64,190
Inventory	3,449	3,449
Prepaid expenses	205,606	150,761
TOTAL CURRENT ASSETS	380,120	292,170
PROPERTY AND EQUIPMENT, NET	4,285	4,868
OTHER ASSETS
Intangible assets, net	167,183	171,103
TOTAL ASSETS	$551,588	$468,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	660,540	667,941
Accrued compensation	50,429	43,892
Accrued expenses	164,851	148,938
TOTAL CURRENT LIABILITIES	2,375,695	2,360,646
Shareholder notes payable	662,568	662,568
Long term debt, net of current portion	—	—
TOTAL LIABILITIES	$3,038,263	$3,023,214
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 and 30,085 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,521,666 and 68,559,669 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8,152	6,856
Additional paid-in capital	22,276,902	21,792,541
Accumulated deficit	(24,771,730)	(24,354,473)
TOTAL STOCKHOLDERS’ DEFICIT	(2,486,675)	(2,555,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$551,588	$468,141

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE	$99,892	$211,819
COST OF REVENUE	64,442	81,848
Gross Margin	35,450	129,971
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $200,655 and $114,354 in 2015 and 2014, respectively	421,945	323,703
Total Operating Expenses	421,945	323,703
LOSS FROM OPERATIONS	(386,495)	(193,732)
OTHER INCOME (EXPENSE)
Interest income	36	9
Other income	—	50
Interest expense	(30,798)	(40,552)

LOSS FROM CONTINUING OPERATIONS	(417,257)	(234,225)

DISCONTINUED OPERATIONS	—	(39,322)

NET LOSS	$(417,257)	$(273,547)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$(0.01)	$(0.01)
Loss per share from discontinued operations	$0.00	$(0.00)
Net loss per share	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	75,040,668	46,645,904

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(417,257)	$(273,547)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	200,655	114,354
Allowance for uncollectible accounts receivable	30,439	(220,135)
Depreciation	583	761
Amortization of intangible assets	3,920	3,920
Loss on disposal of equipment	—	105,931
Gain on extinguishment of debt	—	(96,670)
(Increase) decrease in assets
Accounts receivable	17,110	186,181
Prepaid expenses	(54,845)	(32,408)
Increase (decrease) in liabilities
Accounts payable	(7,401)	(108,852)
Accrued compensation and expenses	22,450	(36,721)
Net cash used in operating activities	$(204,346)	$(357,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	—	44,593
Net cash provided by investing activities	—	44,593

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	285,000	384,921
Payments under A/R facility	—	(47,479)

Net cash provided by financing activities	$285,000	$337,442

NET INCREASE (DECREASE) IN CASH	80,654	24,849

CASH - BEGINNING OF PERIOD	73,770	56,373

CASH - END OF PERIOD	$154,424	$81,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$14,461	$23,448

Non-cash conversion of preferred stock	192,100	—
Non-cash conversion of shareholder notes	—	200,884

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies that were headquartered in Monroe, Georgia. SleepHealth provided sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. On June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. Due to poor performance and as part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets, the Company made the decision to discontinue the operations of the SleepHealth subsidiary in January of 2014. As a result of the acquisitions and the discontinued operations of SleepHealth, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses. Vystar has also expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. This additional focus was noted in a press release dated March 19, 2014. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress which was introduced at the High Point (NC) Market mid-April 2015.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2015 and 2014.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, and fair values of share-based compensation.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These consolidated financial instruments consist primarily of cash and accounts receivable. Cash held in banks in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor our cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Inventory

Inventory consisting of Vytex NRL is stated at the lower of cost or market and cost is determined using the first-in, first-out (FIFO) method.

Loss Per Share

Because the Company reported a net loss for the three month periods ended March 31, 2015 and 2014, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 8,864,906 shares and 7,488,239 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, as their effect would be anti-dilutive. Warrants to purchase 23,321,655 shares and 20,136,302 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients. The Kiron segment recognizes revenue each month for sleep services as services are provided and DME as it is prescribed by the sleep physician. In some instances, DME is approved on a rental basis for the first few months in which case DME revenue is recognized as the DME rental is billed.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2015 approximate market interest rates for the respective borrowings.

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

NOTE 3	LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2015, the Company had cash of $154,424 and a deficit in working capital of $1,995,575. Further, at March 31, 2015, the accumulated deficit amounted to $24,771,730. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; and the rate at which we are able to build Kiron’s Sleep Diagnostic and Durable Medical Equipment business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2015 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2015, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014

Furniture, fixtures and equipment	$150,400	$150,400
Accumulated depreciation	(146,115)	(145,532)

	$4,285	$4,868

Depreciation expense for the three months ended March 31, 2015 and 2014 was $583 and $761, respectively.

NOTE 5	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents. The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	March 31, 2015	December 31, 2014

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(80,440)	(76,520)

Intangible assets, net	$167,183	$171,103

Amortization expense for the three months ended March 31, 2015 and 2014 was $3,920.

NOTE 6	INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 7	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.44% at March 31, 2015), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2015 was 5.44%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three months ended March 31, 2015 and March 31, 2014

On April 29, 2013, the maturity date of the CMA Note was extended to April 29, 2014. As compensation to the CMA Directors for extending the maturity date of the CMA Note, the Board of Directors approved modifying the exercise price for the 6,300,000 compensatory stock purchase warrants previously issued to the Directors to $0.10 per share and the CMA Directors forfeited 630,000 of the warrants. Amortization of the financing costs associated with extending the CMA Note was amortized through interest expense.

On April 30, 2014 the maturity date of the CMA Note was extended to April 30, 2015. No consideration was awarded the CMA members based on this extension. A further extension application is currently in process to take the maturity date to April 30, 2016.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2015	December 31, 2014

Shareholder notes payable	$662,568	$662,568
Accrued interest	163,748	147,410

Total Shareholder Notes Payable	$826,316	$809,978

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of March 31, 2015 of $826,316 including accrued interest, is $0.05 per share or 16,526,320 shares of the Company’s common stock. The face value of the Shareholder Notes at March 31, 2015 is $662,568.

NOTE 8	STOCKHOLDERS’ EQUITY

Common Stock

As part of a September 2014 Private Placement Memorandum, updated in February 2015, the Company sold 5,700,000 shares of Common Stock for net proceeds of $285,000.

On February 26, 2015, the Company issued 420,000 common shares as compensation for an extension to the Company’s Consulting Agreement executed in December 2013 as amended in February 2014 with Jason Leaf and 1,440,000 common shares as compensation for an extension to the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013 and amended February 2014.

On March 6, 2015, the Company issued 1,560,000 common shares as compensation for a public relations contract with Accentuate PR.

Cumulative Convertible Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and was convertible at a conversion price of $0.075 per common share at the option of the holder after a six month holding period. The conversion price was lowered to $0.05 per common share for those holders who invested an additional $25,000 or more in the Company’s common stock in the aforementioned September 2014 Private Placement. The holder may convert up to 5% of the shares to common shares per month. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

On February 25, 2015, 16,257 outstanding shares of preferred stock and their accumulated undeclared dividends of $29,530 were converted to 3,841,997 shares of common stock.

At March 31, 2015, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $25,507, and could be converted into 3,275,733 shares of common stock, at the option of the holder.

NOTE 9	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $200,655 and $114,354 of stock-based compensation expense for the three month period ended March 31, 2015 and 2014, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees. As of March 31, 2015, $257,390 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for option and warrant awards during the three months ended March 31, 2015:

•	Expected Dividend Yield – because we do not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – volatility based on our own trading activity was used to determine expected volatility;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury Bond with a maturity equal to the expected term of the option; and
•	Expected Life of Award – because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services. At March 31, 2015, there were 1,135,094 shares of common stock reserved for issuance under the Plan. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	144.13%
Risk-Free Interest Rate	2.14%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s warrant activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	8,364,906		$0.08	7.78

Granted	500,000	$0.08	$0.08	9.95

Exercised	—

Expired	420,000		$0.77

Outstanding, March 31, 2015	8,444,906		$0.18	5.24

Exercisable March 31, 2015	6,138,303		$0.24	7.07

The Company issued 500,000 options for services during the three months ended March 31, 2015 at an exercise price of $0.08 per share, exercisable over a period of ten years from the grant date. The options vest 25,000 options per quarter over a period of five years. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above. The total amount of the fair value was $39,185 and is recorded as noncash share-based compensation expense as vesting occurs.

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	123.73%
Risk-Free Interest Rate	1.67%
Expected Life of Stock Awards – Years	7.78

The following table represents the Company’s warrant activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	21,794,809		$0.11	5.49

Granted	1,526,846	$0.07	$0.13	7.56

Exercised	—

Expired	—

Outstanding, March 31, 2015	23,321,655		$0.11	4.94

Exercisable March 31, 2015	22,342,435		$0.11	5.06

The Company issued 1,526,846 warrants for services during the three months ended March 31, 2015 at exercise prices from $0.05 to $1.00 per share, exercisable over a period from two to ten years from the grant date. All of the warrants with the exception of 1,061,182 vested immediately with the 1,061,182 warrants vesting one-twelfth per month over a one year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above. The total amount of the fair value was $64,988 and is recorded as noncash share-based compensation expense as vesting occurs.

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

We expanded our operations, particularly increasing market acceptance and sales of Vytex NRL through our operating agreement with CT Group (“CT”). As we conclude the second year of this agreement we have handled the consistent orders by utilizing CT’s ability to hedge raw material pricing, consistently produce larger quantities, store the various forms of Vytex NRL effectively, package and ship, collect and pay Vystar its royalties. CT has handled regular shipments to a major producer of adhesives for use in a few different industries such as shoe adhesives and food labeling. The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance. Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle. If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review. By diversifying the target product categories we believe this balanced approach will reduce our exposure to individual market fluctuations and increase our aggregate revenues. Our focus on the consumer foam arena will greatly increase the global production and use of Vytex NRL and includes other licensees as well as the CT Group. The CT Group was recently purchased by Halcyon Agri, based out of Singapore.

As noted in a press release issued March 19, 2014 and two subsequent releases, Vystar announced a strategic directional shift that has taken it into the multi-billion dollar foam market using its patented Vytex NRL raw material. The raw material is then transformed by its Guatemalan partner, Islatex, and potentially other companies into foam that is whiter, lighter weight and free of the off-gassing common among competitors’ memory foam products. Because Vytex NRL results in a more translucent and cleaner latex following the removal of proteins and non-rubbers, manufacturers’ production costs are decreased by utilizing less chemicals, water, and processing to remove proteins, and less dyes and perfumes to cover up the yellow color and odor of non-Vytex natural rubber latex.

As noted in the opening paragraphs, Vystar’s alliances have been formed to include mattress and pillow producers in the United States, business development strategists, and selected retailers that have received containers of foam pillow and mattress cores for showroom analysis, market research and select early sales efforts. Through these broad alliances, Vystar is offering a broad array of mattress and pillow cores to meet consumer needs across the board.

Vystar has moved into a targeted role in the North American foam industry with specific large retail outlets identified for Vytex foam but key markets and online retailers are ready to start offering mattresses and pillows for their customers. This is the first time that Vystar is participating directly in end product sales.

Recent Developments

As previously noted, Vystar remains in discussions with parties in the alternate rubber arena to license its technologies for removal of proteins from alternate latex sources that have been shown to contain similar proteins. These discussions have intensified as this alternate industry has added companies that show strong potential to fill a possible void in future demand.

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas, one being a potential wholesale replacement for foam mattresses going into hospital beds that require the use of a raw material natural rubber latex with the lowest protein content possible.

On February 18, 2015, Warren S. Binderman agreed to become the Company’s Acting Chief Financial Officer, succeeding William R. Doyle, the interim Chief Financial Officer of the Company. Mr. Doyle continues to be the Chairman, President and Chief Executive Officer of the Company. Mr. Binderman was compensated on an hourly basis and worked for the Company on a part-time basis. On April 17, 2015 the parties agreed to mutually end the agreement effective April 30, 2015 thus placing Mr. Doyle back as the interim Chief Financial Officer.

On March 12, 2015, Dr. Ranjit K. Matthan, Ph.D., age 73, an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Revenues

	Three Months Ended March 31,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Revenue, net	$99,892	$211,819	$(111,927)	(52.8%)
Cost of revenue	64,442	81,848	(17,406)	(21.3%)
Gross margin	$35,450	$129,971	$(94,521)	(72.7%)

Revenues for the three months ended March 31, 2015 and 2014 from the consolidated Company were $99,892 and $211,819, respectively, for a decrease of $111,927 or 52.8%. The decrease in revenues from operations was mainly due to a decrease of $105,738 in fees from Kiron. The decrease in fee revenue from Kiron was due to a number of factors, principal of which was the recognition of revenue in the first quarter of fees earned in 2013 which were previously denied for repayment by the health insurance companies but later allowed for reimbursement in the quarter ended March 31, 2014. Kiron also experienced a decrease in fee revenue caused by a reduction in physician referrals and an extended vacation of Kiron’s medical director during the quarter ended March 31, 2015. For the consolidated Company, gross profit decreased from $129,971 for the period ended March 31, 2014 to $35,450 for the period ended March 31, 2015 for a reduction of $94,521 or 72.7%.

Operating Expenses

	For the Three Months Ended March 31,		Consolidated
	2015	2014	$ change	% change
Operating Expenses
General and administrative	$421,945	$323,703	$98,242	30.3%
Total operating expenses	$421,945	$323,703	$98,242	30.3%

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $421,945 and $323,703 for the three months ended March 31, 2015 and 2014, respectively, for an increase of $98,242 or 30.3%. The increase in operating expenses was primarily attributable to a $30,439 of bad debt expense at Kiron and an increase of $49,251 in accounting expense due to the hiring of a third party providing Chief Financial Officer services.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 consisted of interest expense of $30,798 and interest income of $36. This compares to $40,552 of interest expense, $50 of other income and interest income of $9 for the three months ended March 31, 2014.

Net Loss

Net loss was $417,257 and $273,547 for the three months ended March 31, 2015 and 2014, respectively, an increase of $143,710 or 52.5% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had cash of $154,424 and a deficit in working capital of $1,995,575. Further, at March 31, 2015, the accumulated deficit amounted to $24,771,730. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; and the rate at which we are able to build Kiron’s Sleep Diagnostic and Durable Medical Equipment business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2015 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2015, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2015 and 2014, net cash used in operations was $204,346 and $357,186 respectively. The negative cash flow for the three months ended March 31, 2015 resulted primarily from the net loss of $417,257 and a decrease in prepaid expenses of $54,845 offset by non-cash charges related to non-cash share-based compensation expense of $200,655, allowance for uncollectible accounts receivable of $30,439, and accrued compensation and expenses of $22,450. The negative cash flow for the three months ended March 31, 2014 resulted primarily from the net loss of $273,547, allowance for uncollectible accounts receivable of $220,135, a decrease in accounts payable of $108,852, and a gain on extinguishment of debt of $96,670 offset by non-cash charges related to non-cash share-based compensation expense of $114,354, loss on disposal of equipment of $105,931 and a reduction in accounts receivable of $186,181.

For the three months ended March 31, 2015 the company had no investing activity. Net cash provided by investing activities for the three months ended March 31, 2014 was $44,593 from the disposal of the furniture and equipment from the discontinued SleepHealth division.

Net cash provided by financing activities for the three months ended March 31, 2015 was $285,000 in proceeds from the sale of common stock. Net cash provided by financing activities for the three months ended March 31, 2014 was $337,442 comprised of $384,921 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.

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

(A) Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

The company has re-engaged its relationship with an external accounting group upon the mutual agreement to end its contract with the former acting CFO. This will bridge the gap to enhance the control structure thus attempting to mitigate any existing internal control weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Potential settlement discussions are currently taking place but there is no assurance they will be successful and discovery and depositions on this matter are projected for May 2015.

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

The company was the defendant in an action styled Michael Allen Dyer v. Vystar Corporation, Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVD-7522. In this action, plaintiff sought to recover against the company on a promissory note executed in his favor by SleepHealth, LLC, prior to Vystar’s acquisition of SleepHealth, LLC, in 2011. Plaintiff sought damages in the amount of the unpaid balance of the promissory note, $36,000, together with other damages for alleged tortious interference, unjust enrichment, and unfair or deceptive trade practices. The company had denied liability defending the action. The company settled the suit on December 17, 2014 for a combination of cash and stock and was dismissed on February 26, 2015.

The company was a defendant in an action styled Larry F. Berman, et al. v. Vystar Corporation, et al., Superior Court Division, General Court of Justice, Mecklenburg County, North Carolina, Civil Action No. 14-CVS-8488. This is an action commenced by the plaintiff who alleges that the company is liable for certain actions by its subsidiary, SleepHealth, LLC, prior to the company’s acquisition of SleepHealth, LLC. Plaintiff seeks to recover actual damages in an in excess of $25,000 together with attorneys’ fees and costs of litigation. The company denies liability and is vigorously defending the action. Even without proof that the Berman office had been accredited by the Accreditation Commission for Healthcare, the company settled the suit on December 19, 2014 without releasing any further action it may take against Mary Ailene Miller, the former owner SleepHealth, LLC and the action was dismissed on January 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended March 31, 2015, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)      Common Stock Financings

From December 31, 2014 through March 31, 2015, the Company issued 5,700,000 shares of its common stock at a price of $0.05 per share.

(b)      Stock Option Grants

From December 31, 2014 through March 31, 2015, the Company issued 500,000 options to purchase the Company’s common stock at $0.08 per share.

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

VYSTAR CORPORATION

Date: May 15, 2015	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

