Form 10-Q
period 2015-06-30
Vystar Corp
filed 2015-09-03
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of September 3, 2015, there were 85,137,312 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2015

Part I.       FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,038	$73,770
Accounts receivable, net of allowance for uncollectible amount of $83,070 and $53,317 at June 30, 2015 and December 31, 2014, respectively	21,665	64,190
Inventory	3,449	3,449
Prepaid expenses	67,119	150,761
TOTAL CURRENT ASSETS	131,271	292,170
PROPERTY AND EQUIPMENT, NET	3,906	4,868
OTHER ASSETS
Intangible assets, net	163,263	171,103
TOTAL ASSETS	$298,440	$468,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	567,422	667,941
Accrued compensation	43,242	43,892
Accrued expenses	181,903	148,938
TOTAL CURRENT LIABILITIES	$2,292,442	2,360,646
Shareholder notes payable	662,568	662,568
TOTAL LIABILITIES	$2,955,010	$3,023,214
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 and 30,085 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 85,009,534 and 68,559,669 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8,501	6,856
Additional paid-in capital	22,470,102	21,792,541
Accumulated deficit	(25,135,174)	(24,354,473)
TOTAL STOCKHOLDERS’ DEFICIT	(2,656,570)	(2,555,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,440	$468,141

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$122,694	$175,050	$222,586	$386,869
COST OF REVENUE	62,632	74,466	129,086	156,314
Gross Margin	60,062	100,584	93,500	230,555
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $72,313 and $152,962 for the three months ended June 30, 2015 and 2014, respectively and $272,968 and $268,855 for the six months ended June 30, 2015 and 2014, respectively	359,174	367,795	788,798	691,498
Total Operating Expenses	359,174	367,795	788,798	691,498
LOSS FROM OPERATIONS	(299,112)	(267,211)	(695,298)	(460,943)
OTHER INCOME (EXPENSE)
Interest income	3	3	39	12
Other income (expense)	(15,899)	6,730	(15,899)	6,780
Interest expense, including amortization of deferred financing costs	(38,460)	(44,340)	(69,543)	(84,892)
Total Other Income (Expense)	(54,356)	(37,607)	(85,403)	(78,100)

LOSS FROM CONTINUING OPERATIONS	(353,468)	(304,818)	(780,701)	(539,043)

DISCONTINUED OPERATIONS	—	17,306	—	(22,016)
NET LOSS	(353,468)	$(287,512)	$(780,701)	$(561,059)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	83,265,600	54,181,553	78,363,623	49,174,454

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(780,701)	$(561,059)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	272,968	268,855
Allowance for uncollectible accounts receivable	29,753	(217,026)
Depreciation	962	1,463
Amortization of intangible assets	7,840	7,840
Loss on disposal of equipment	—	105,931
Gain on extinguishment of debt		(96,949)
(Increase) decrease in assets
Accounts receivable	12,772	156,637
Prepaid expenses	83,642	47,846
Increase (decrease) in liabilities
Accounts payable	(100,519)	(86,679)
Accrued compensation and expenses	32,315	(18,907)
Net cash used in operating activities	$(440,968)	$(392,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	—	44,593
Net cash provided by investing activities	—	44,593

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	65,736	—
Issuance of common stock, net of costs	340,500	360,568
(Payments) under A/R facility	—	(47,479)
Net cash provided by financing activities	$406,236	$313,089

NET DECREASE IN CASH	(34,732)	(34,366)

CASH - BEGINNING OF YEAR	73,770	56,373

CASH - END OF YEAR	$39,038	$22,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$43,710	$45,124

Non-cash conversion of preferred stock	192,100	—
Non-cash conversion of shareholder notes	—	(200,237)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies that were headquartered in Monroe, Georgia. SleepHealth provided sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. On June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. Due to poor performance and as part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets, the Company made the decision to discontinue the operations of the SleepHealth subsidiary in January of 2014. As a result of the acquisitions and the discontinued operations of SleepHealth, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses. Vystar has also expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. This additional focus was noted in a press release dated March 19, 2014. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress which was introduced at the High Point (NC) Market mid-April 2015. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotman’s Furniture and Carpet Store in Worcester , MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida.

NOTE 2      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”).  In the opinion of Vystar management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month and six month periods ended June 30, 2015 and 2014.

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

Loss Per Share

Because the Company reported a net loss for the six month periods ended June 30, 2015 and 2014, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 8,444,906 shares and 6,488,239 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, as their effect would be anti-dilutive.  Warrants to purchase 21,240,616 shares and 20,838,430 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2015 approximate market interest rates for the respective borrowings.

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

NOTE 3      LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2015, the Company had cash of $39,038 and a deficit in working capital of $2,161,171.  Further, at June 30, 2015, the accumulated deficit amounted to $25,135,174.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; and the rate at which we are able to build Kiron’s Sleep Diagnostic business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

NOTE 4      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014

Furniture, fixtures and equipment	$150,400	$150,400
Accumulated depreciation	(146,494)	(145,532)

	$3,906	$4,869

Depreciation expense for the three months ended June 30, 2015 and 2014 was $379 and $702. Depreciation expense for the six months ended June 30, 2015 and 2014 was $962 and $1,463, respectively.

NOTE 5      INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has two patents and two provisional patent submissions with the United States Patent and Trade Office (USPTO), as well as an international PCT (Patent Cooperation Treaty) patent.

Intangible assets are as follows:

	June 30, 2015	December 31, 2014

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(84,360)	(76,520)

Intangible assets, net	$163,263	$171,103

Amortization expense for the three months ended June 30, 2015 and 2014 was $3,920. Amortization expense for the six months ended June 30, 2015 and 2014 was $7,840.

NOTE 6      INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 7      NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.44% at June 30, 2015), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three and six months ended June 30, 2015 was 5.44%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and six months ended June 30, 2015 and June 30, 2014

On April 29, 2013, the maturity date of the CMA Note was extended to April 29, 2014. As compensation to the CMA Directors for extending the maturity date of the CMA Note, the Board of Directors approved modifying the exercise price for the 6,300,000 compensatory stock purchase warrants previously issued to the Directors to $0.10 per share and the CMA Directors forfeited 630,000 of the warrants. Amortization of the financing costs associated with extending the CMA Note was amortized through interest expense.

On April 30, 2014 the maturity date of the CMA Note was extended to April 30, 2015. No consideration was awarded the CMA members based on this extension. A further extension application is currently awaiting CMA member signatures to take the maturity date to April 30, 2016.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	June 30, 2015	December 31, 2014

Shareholder notes payable	$662,568	$662,568
Accrued interest	180,266	147,410

Total Shareholder Notes Payable	$842,834	$809,978

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of June 30, 2015 of $842,834 including accrued interest, is approximately $0.05 per share or 15,406,942 shares of the Company’s common stock. The face value of the Shareholder Notes at June 30, 2015 is $662,568.

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

During June 2015, the Company’s Board offered the investors from the November 2013 Private Placement holding common stock warrants an incentive to exercise their $0.05 warrants for $0.03 per common stock share. The Company had investors exercise 2,157,868 warrants at $0.03 for net proceeds of $64,736. This incentive resulted in an expense of $15,899 appearing as other expense on the Company’s Statement of Operations. The Company also had 20,000 warrants exercised at $0.05 for $1,000. As part of the September 2014 Private Placement Memorandum, updated in June 2015, the Company issued 1,110,000 shares for net proceeds of $55,500. The Company also issued 200,000 shares as compensation to third-party contractors in lieu of cash compensation.

In July 2015, the Company had investors exercise 127,778 warrants at $0.03 for net proceeds of $3,833.

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

At June 30, 2015, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $28,954, and could be converted into 3,344,683 shares of common stock, at the option of the holder.

NOTE 9      SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $72,313 and $152,962 of stock-based compensation expense for the three month period ended June 30, 2015 and 2014, respectively, and $272,968 and $268,855 of stock-based compensation expense for the six month period ended June 30, 2015 and 2014, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of June 30, 2015, $232,759 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for option and warrant awards during the six months ended June30, 2015:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At June 30, 2015, there were 1,555,094 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	144.13%
Risk-Free Interest Rate	2.14%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s warrant activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	8,364,906		$0.08	7.78

Granted	500,000	$0.08	$0.08	9.70

Exercised	—

Expired	420,000

Outstanding, June 30, 2015	8,444,906		$0.18	5.33

Exercisable June 30, 2015	6,263,303		$0.24	7.17

The Company issued 500,000 options for services during the six months ended June 30, 2015 at an exercise price of $0.08 per share, exercisable over a period of ten years from the grant date.  The options vest 25,000 options per quarter over a period of five years.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $39,185 and is recorded as noncash share-based compensation expense as vesting occurs.

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	125.64%
Risk-Free Interest Rate	1.71%
Expected Life of Stock Awards – Years	8.04

The following table represents the Company’s warrant activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	21,794,809		$0.11	5.49

Granted	1,731,453	$0.05	$0.12	7.61

Exercised	2,285,646		$0.03

Expired	—

Outstanding, June 30, 2015	21,240,616		$0.12	5.22

Exercisable June 30, 2015	20,526,691		$0.12	5.30

The Company issued 1,731,453 warrants for services during the six months ended June 30, 2015 at exercise prices from $0.05 to $1.00 per share, exercisable over a period from two to ten years from the grant date.  All of the warrants with the exception of 1,061,182 vested immediately with the 1,061,182 warrants vesting one-twelfth per month over a one year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $80,440 and is recorded as noncash share-based compensation expense as vesting occurs.

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

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. Vystar has also completed a trial to procure pillows made with Vytex NRL for global and domestic use with another trial planned for SE Asia. Vystar entered into discussions in July 2015 with a large international maker of natural rubber latex foam cores, who has an American subsidiary and distribution center to supply foam of varying thicknesses and firmness to handle global and domestic business for retail outlets and its online offerings. Vytex NRL is in the first trial phase at the American facility.

Board of Directors Member and Research & Development Director Ranjit K. Matthan, Ph.D., revealed ongoing developments in the formulation of Vytex NRL with reduced or no ammonia and nitrosamines at the International Latex Conference (ILC) session titled “Advances in Environmentally Friendly Ultra Low Protein Natural Rubber Specialty Latices” on August 12, 2015. The significant advances in aluminum hydroxide-treated Vytex NRL properties and applications are potential game-changers for the issues of volatile organic content and nitrosamines for some critical latex products, such as balloons, catheters, condoms, and other medical devices, as well as enabling cleaner and more sustainable work environments. The expanded Vystar product grades make it applicable in a wider range of latex products with the advantage of improved environmental impact through reduced leachables/extractables. The advances deliver a simplified, sustainable, totally safe raw material that Vystar can offer for several applications without reservations about nitrosamines.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 with the Three Months Ended June 30, 2014

Revenues

	Three Months Ended June 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Revenue, net	$122,694	$175,050	$(52,356)	(29.9)%
Cost of revenue	62,632	74,466	(11,834)	(15.9)%
Gross margin	$60,062	$100,584	$(40,522)	(40.3)%

Revenues for the three months ended June 30, 2015 and 2014 from the consolidated Company were $122,694 and $175,050, respectively, for a decrease of $52,356 or 29.9%. The decrease in revenues from operations was due to a decrease of $67,919 in fees from Kiron offset by an increase in Vytex licensing fees of $15,564. The decrease in fee revenue from Kiron was due to a number of factors, principal of which was the decrease in reimbursement for DME sales and a reduction in physician referrals during the quarter ended June 30, 2015. For the consolidated Company, gross profit decreased from $100,584 for the period ended June 30, 2014 to $60,062 for the period ended June 30, 2015 for a reduction of $40,522 or 40.3%.

Operating Expenses

	Three Months Ended June 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Operating Expenses
General and administrative	$359,174	$367,795	$(8,621)	(2.3)%
Total operating expenses	$359,174	$367,795	$(8,621)	(2.3)%

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $359,174 and $367,795 for the three months ended June 30, 2015 and 2014, respectively, for a decrease of $8,621 or 2.3%.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 consisted of interest expense of $38,460 and interest income of $3. During June 2015, the Company’s Board offered the investors from the November 2013 Private Placement holding common stock warrants an incentive to exercise their $0.05 warrants for $0.03 per common stock share. The Company had investors exercise 2,157,868 warrants at $0.03 for net proceeds of $64,736 which resulted in an expense of $15,899. This compares to $44,340 of interest expense, $6,730 of other income and interest income of $3 for the three months ended June 30, 2014.

Net Loss

Net loss was $353,468 and $287,512 for the three months ended June 30, 2015 and 2014, respectively, an increase of $65,956 or 22.9% in the net loss.

Comparison of the Six Months Ended June 30, 2015 with the Six Months Ended June 30, 2014

Revenues

	Six Months Ended June 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Revenue, net	$222,586	$386,869	$(164,283)	(42.5)%
Cost of revenue	129,086	156,314	(27,228)	(17.4)%
Gross margin	$93,499	$230,555	$(137,056)	(59.4)%

Revenues for the six months ended June 30, 2015 and 2014 from the consolidated Company were $222,586 and $386,869, respectively, for a decrease of $164,283 or 42.5%. The decrease in revenues from operations was due to a decrease of $168,099 in fees from Kiron offset by an increase in Vytex licensing fees of $3,817. The decrease in fee revenue from Kiron was due to a number of factors, principal of which was the decrease in reimbursement for DME sales and a reduction in physician referrals during the six months ended June 30, 2015. For the consolidated Company, gross profit decreased from $230,555 for the period ended June 30, 2014 to $93,499 for the period ended June 30, 2015 for a reduction of $137,056 or 59.4%.

Operating Expenses

	Six Months Ended June 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Operating Expenses
General and administrative	$788,798	$691,498	$97,300	14.1%
Total operating expenses	$788,798	$691,498	$97,300	14.1%

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $788,798 and $691,498 for the six months ended June 30, 2015 and 2014, respectively, for an increase of $97,300 or 14.1%. The increase in operating expenses was primarily attributable to a $30,495 of bad debt expense at Kiron and an increase of $49,251 in accounting expense due to the hiring of a third party providing Chief Financial Officer services in the first three months of 2015.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2015 consisted of interest expense of $69,543 and interest income of $39. During June 2015, the Company’s Board offered the investors from the November 2013 Private Placement holding common stock warrants an incentive to exercise their $0.05 warrants for $0.03 per common stock share. The Company had investors exercise 2,157,868 warrants at $0.03 for net proceeds of $64,736 which resulted in an expense of $15,899. This compares to $84,892 of interest expense, $6,780 of other income and interest income of $12 for the six months ended June 30, 2014.

Net Loss

Net loss was $780,701 and $561,059 for the six months ended June 30, 2015 and 2014, respectively, an increase of $219,642 or 39.2% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, the Company had cash of $39,038 and a deficit in working capital of $2,161,171.  Further, at June 30, 2015, the accumulated deficit amounted to $25,135,174.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and services; competing technological developments; and the rate at which we are able to build Kiron’s Sleep Diagnostic business. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Sources and Uses of Cash

For the six months ended June 30, 2015 and 2014, net cash used in operations was $440,968 and $392,048 respectively.  The negative cash flow for the six months ended June 30, 2015 resulted primarily from the net loss of $780,701 and a decrease in accounts payable of $100,519 offset by non-cash charges related to non-cash share-based compensation expense of $272,968, allowance for uncollectible accounts receivable of $29,753, and accrued compensation and expenses of $32,315. The negative cash flow for the six months ended June 30, 2014 resulted primarily from the net loss of $561,059, allowance for uncollectible accounts receivable of $217,026, a decrease in accounts payable of $86,679, a decrease of accrued compensation of $18,907 and a gain on extinguishment of debt of $96,949 offset by non-cash charges related to non-cash share-based compensation expense of $268,855, loss on disposal of equipment of $105,931 and a reduction in accounts receivable of $156,637.

For the six months ended June 30, 2015 the company had no investing activity. Net cash provided by investing activities for the six months ended June 30, 2014 was $44,593 from the disposal of the furniture and equipment from the discontinued SleepHealth division.

Net cash provided by financing activities for the six months ended June 30, 2015 was $406,236 in proceeds from the sale of common stock and the exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2014 was $313,089 comprised of $360,568 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

(A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Potential settlement discussions have taken place with a targeted close for this case in September 2015.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended June 30, 2015, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)      Common Stock Financings

From December 31, 2014 through June 30, 2015, the Company issued 6,810,000 shares of its common stock at a price of $0.05 per share.

(b)      Stock Option Grants

From December 31, 2014 through June 30, 2015, the Company issued 500,000 options to purchase the Company’s common stock at $0.08 per share.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: September 3, 2015	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

