Form 10-Q
period 2015-09-30
Vystar Corp
filed 2015-11-13
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 87,500,133 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

2

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2015

Part I.       FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,205	$73,770
Accounts receivable, net of allowance for uncollectible amount of $52,605 and $53,317 at September 30, 2015 and December 31, 2014, respectively	10,925	64,190
Inventory	—	3,449
Prepaid expenses	63,816	150,761
TOTAL CURRENT ASSETS	136,946	292,170
PROPERTY AND EQUIPMENT, NET	3,538	4,868
OTHER ASSETS
Intangible assets, net	159,343	171,103
TOTAL ASSETS	$299,827	$468,141
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	628,010	667,941
Accrued compensation	99,618	43,892
Accrued expenses	199,227	148,938
TOTAL CURRENT LIABILITIES	$2,426,730	2,360,646
Shareholder notes payable	662,568	662,568
TOTAL LIABILITIES	$3,089,298	$3,023,214
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 and 30,085 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 87,500,133 and 68,559,669 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8,750	6,856
Additional paid-in capital	22,594,901	21,792,541
Accumulated deficit	(25,393,123)	(24,354,473)
TOTAL STOCKHOLDERS' DEFICIT	(2,789,471)	(2,555,073)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299,827	$468,141

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE	$96,447	$113,373	$319,033	$509,944
COST OF REVENUE	52,956	100,595	183,926	260,395
Gross Margin	43,491	12,778	135,107	249,549
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $32,332 and $251,236 for the three months ended September 30, 2015 and 2014, respectively and $305,297 and $651,396 for the nine months ended September 30, 2015 and 2014, respectively	246,219	347,313	1,049,550	1,042,861
Total Operating Expenses	246,219	347,313	1,049,550	1,042,861
LOSS FROM OPERATIONS	(202,728)	(334,535)	(914,443)	(793,312)
OTHER INCOME (EXPENSE)
Interest income	1	2	40	13
Other income (expense)	—	—	(15,899)	6,780
Interest expense, including amortization of deferred financing costs	(38,805)	(45,735)	(108,348)	(130,627)
Total Other Income (Expense)	(38,804)	(45,733)	(124,207)	(123,834)

LOSS FROM CONTINUING OPERATIONS	(241,532)	(380,268)	(1,038,650)	(917,146)

DISCONTINUED OPERATIONS	—	(3,694)	—	(25,747)
NET LOSS	$(241,532)	$(383,962)	$(1,038,650)	$(942,893)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	86,254,834	57,550,303	80,647,751	52,098,104

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,038,650)	$(942,893)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	305,297	651,396
Allowance for uncollectible accounts receivable	(712)	(197,454)
Depreciation	1,330	2,165
Amortization of intangible assets	11,760	11,760
Loss on disposal of equipment	—	105,931
Gain on extinguishment of debt	—	(133,424)
(Increase) decrease in assets
Accounts receivable	53,978	171,654
Inventory	3,449	—
Prepaid expenses	86,945	(135,186)
Increase (decrease) in liabilities
Accounts payable	(39,931)	100,235
Accrued compensation and expenses	106,015	30,452
Net cash used in operating activities	(510,519)	(335,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	—	44,312
Net cash provided by investing activities	—	44,312

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	113,454	—
Issuance of common stock, net of costs	385,500	367,000
(Payments) under A/R facility	—	(47,479)
Net cash provided by financing activities	498,954	319,521

NET INCREASE (DECREASE) IN CASH	(11,565)	28,469

CASH - BEGINNING OF YEAR	73,770	56,373

CASH - END OF YEAR	$62,205	$84,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$58,791	$76,624

Non-cash conversion of preferred stock	192,100	—
Non-cash conversion of shareholder notes	—	(200,000)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies that were headquartered in Monroe, Georgia. SleepHealth provided sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. On June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. Due to poor performance and as part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets, the Company made the decision to discontinue the operations of the SleepHealth subsidiary in January of 2014. As a result of the acquisitions and the discontinued operations of SleepHealth, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses. Vystar has also expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. This additional focus was noted in a press release dated March 19, 2014. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress which was introduced at the High Point (NC) Market mid-April 2015. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotman’s Furniture and Carpet Store in Worcester , MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida. Since the end of the second quarter, mattress and topper sales have continued to increase as Gold Bond has added over 30 more stores and Rotman’s Furniture and Carpet Store has also increased sales of both hybrid and pure Vytex NRL-based foam products. The Company has continued to certify and add Vytex NRL processing sites and Vytex foam producers to meet the expectations set forth by the agreement with NHS.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month and nine month periods ended September 30, 2015 and 2014.

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

Loss Per Share

Because the Company reported a net loss for the nine month periods ended September 30, 2015 and 2014, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 8,444,906 shares and 8,364,906 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, as their effect would be anti-dilutive.  Warrants to purchase 19,688,370 shares and 21,015,636 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients. The Kiron segment recognizes revenue each month for sleep services as services are provided and DME as it is prescribed by the sleep physician. In some instances, DME is approved on a rental basis for the first few months in which case DME revenue is recognized as the DME rental is billed. Kiron decided to stop providing DME and re-supplies during the quarter and sold that segment of the business to a large sleep company.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2015 approximate market interest rates for the respective borrowings.

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

Valuation inputs are classified in the following hierarchy:

·	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
·	Level 2 inputs are directly or indirectly observable valuation inputs for the asset or liability, excluding Level 1 inputs.
·	Level 3 inputs are unobservable inputs for the asset or liability.

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs.  Acceptable valuation techniques include the market approach, income approach, and cost approach.  In some cases, more than one valuation technique is used.

NOTE 3 LIQUIDITY AND GOING CONCERN

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2015, the Company had cash of $62,205 and a deficit in working capital of $2,289,784.  Further, at September 30, 2015, the accumulated deficit amounted to $25,393,123.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2015 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2015, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014

Furniture, fixtures and equipment	$150,400	$150,400
Accumulated depreciation	(146,862)	(145,532)

	$3,538	$4,869

Depreciation expense for the three months ended September 30, 2015 and 2014 was $368 and $702. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,330 and $2,165, respectively.

NOTE 5 INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	September 30, 2015	December 31, 2014

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(88,280)	(76,520)

Intangible assets, net	$159,343	$171,103

Amortization expense for the three months ended September 30, 2015 and 2014 was $3,920. Amortization expense for the nine months ended September 30, 2015 and 2014 was $11,760.

NOTE 6 INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 7 NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.44% at September 30, 2015), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three and nine months ended September 30, 2015 was 5.44%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and nine months ended September 30, 2015 and September 30, 2014.

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

On September 14, 2015 the maturity date of the CMA Note was extended to April 30, 2016. No consideration was awarded the CMA members based on this extension.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	September 30, 2015	December 31, 2014

Shareholder Notes Payable	$662,568	$662,568
Accrued Interest	196,967	147,410

	$859,535	$809,978

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of September 30, 2015 of $859,535 including accrued interest, is approximately $0.05 per share or 15,714,481 shares of the Company’s common stock. The face value of the Shareholder Notes at September 30, 2015 is $662,568.

NOTE 8 STOCKHOLDERS’ EQUITY

Common Stock

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company sold 6,600,000 shares of Common Stock for net proceeds of $330,000.

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

In September 2015, the Company had investors exercise 1,462,821 warrants at $0.03 for net proceeds of $43,885.

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

On February 25, 2015, 16,257 outstanding shares of preferred stock in an amount of $162,570 and their accumulated undeclared dividends of $29,530 were converted to 3,841,997 shares of common stock valued at $192,100.

At September 30, 2015, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $32,440, and could be converted into 3,414,392 shares of common stock, at the option of the holder.

NOTE 9 SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $32,332 and $251,236 of stock-based compensation expense for the three month period ended September 30, 2015 and 2014, respectively, and $305,297 and $651,396 of stock-based compensation expense for the nine month period ended September 30, 2015 and 2014, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of September 30, 2015, $201,421 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for option and warrant awards during the nine months ended September 30, 2015:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan.  In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares, which was also approved by the Company’s shareholders, and to include the independent Board members in the plan in lieu of continuing the previous practice of granting warrants each quarter to independent board members for services.  At September 30, 2015, there were 1,555,094 shares of common stock reserved for issuance under the Plan.  The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options.  Stock options are typically granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	144.13%
Risk-Free Interest Rate	2.14%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	8,364,906		$0.19	5.49

Granted	500,000	$0.08	$0.08	9.70

Exercised	—

Expired	420,000		$0.77

Outstanding, September 30, 2015	8,444,906		$0.18	5.08

Exercisable September 30, 2015	6,459,421		$0.23	6.66

The Company issued 500,000 options for services during the nine months ended September 30, 2015 at an exercise price of $0.08 per share, exercisable over a period of ten years from the grant date.  The options vest 25,000 options per quarter over a period of five years.  The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $39,185 and is recorded as noncash share-based compensation expense as vesting occurs.

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the warrant pricing model for stock warrant grants were as follows:

2015
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	126.48%
Risk-Free Interest Rate	1.73%
Expected Life of Stock Awards – Years	8.1

The following table represents the Company’s warrant activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	21,794,809		$0.11	5.49

Granted	1,819,250	$0.05	$0.11	7.84

Exercised	3,768,467		$0.03

Forfeited	150,000		$0.05

Expired	7,222		$0.80

Outstanding, September 30, 2015	19,688,370		$0.12	5.38

Exercisable September 30, 2015	19,389,741		$0.12	5.35

The Company issued 1,819,250 warrants for services during the nine months ended September 30, 2015 at exercise prices from $0.03 to $1.00 per share, exercisable over a period from two to ten years from the grant date.  All of the warrants with the exception of 1,061,182 vested immediately with the 1,061,182 warrants vesting one-twelfth per month over a one-year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.  The total amount of the fair value was $83,876 and is recorded as noncash share-based compensation expense as vesting occurs.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL"). This technology reduces antigenic protein and non-rubbers in natural rubber latex to virtually undetectable levels. With non-latex products growing at a rapid rate, the costs for these alternative materials incurred by the manufacturers of these many different products have greatly decreased with nearly all substitute materials being more expensive than NRL. This fact has changed in the past year as NRL prices have decreased and continue to fluctuate in the low price zone with recent prices falling to a level below the original prices used to write the business plan for Vystar Corporation in 2004. Supply for nitrile and neoprene has grown dramatically in the past year as additional facilities have come on line mostly in Southeast Asia. We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products and we have recently approved an ultra-low ammonia version for limited exposure on the workers in the manufacturing world. Recent industry estimates have the total rubber market at 11 million dry metric tons of which just over 1.2 million tons are in liquid latex form. There are more than 40,000 products made from the liquid latex while the other eight million plus tons are used to produce tires and other hard rubber products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and specialty health care products such as condoms, surgical and exam gloves, catheters and other items.

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

As noted in a press release issued March 19, 2014 and two subsequent releases, Vystar announced a strategic directional shift that has taken it into the multi-billion dollar foam market using its patented Vytex NRL raw material. The raw material is then transformed by its Guatemalan partner, Islatex, and potentially other companies into foam that is whiter, lighter weight and free of the off-gassing common among competitors' memory foam products. Because Vytex NRL results in a more translucent and cleaner latex following the removal of proteins and non-rubbers, manufacturers' production costs are decreased by utilizing less chemicals, water, and processing to remove proteins, and less dyes and perfumes to cover up the yellow color and odor of non-Vytex natural rubber latex. In July 2015, we were notified by management at Islatex in Guatemala that they were ceasing operations during the quarter. Since that time, Vystar has focused its efforts on the foam core manufacturers in Asia and Europe with great success and added capacity for raw material and foam cores and pillows.

As noted in the opening paragraphs, Vystar's alliances have been formed to include mattress and pillow producers in the United States, business development strategists, and selected retailers that have received containers of foam pillow and mattress cores for showroom analysis, market research and select early sales efforts. Through these broad alliances, Vystar is offering a broad array of mattress and pillow cores to meet consumer needs across the board.

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

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also, Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. Vystar has also completed a trial to procure pillows made with Vytex NRL for global and domestic use with another trial planned for SE Asia. The sample runs performed in both the European and SE Asian trials have led to manufacturing for mattress cores and pillows for domestic mattress manufacturers and possibly finished goods. Vystar entered into discussions in July 2015 with a large international maker of natural rubber latex foam cores, who has an American subsidiary and distribution center to supply foam of varying thicknesses and firmness to handle global and domestic business for retail outlets and its online offerings. Vytex NRL passed the first trial phase at the American facility and is currently in the process of doing a full manufacturing run which will determine the starting level of domestic production

Board of Directors Member and Research & Development Director Ranjit K. Matthan, Ph.D., revealed ongoing developments in the formulation of Vytex NRL with reduced or no ammonia and nitrosamines at the International Latex Conference (ILC) session titled “Advances in Environmentally Friendly Ultra Low Protein Natural Rubber Specialty Latices” on August 12, 2015. The significant advances in aluminum hydroxide-treated Vytex NRL properties and applications are potential game-changers for the issues of volatile organic content and nitrosamines for some critical latex products, such as balloons, catheters, condoms, and other medical devices, as well as enabling cleaner and more sustainable work environments. The expanded Vystar product grades make it applicable in a wider range of latex products with the advantage of improved environmental impact through reduced leachables/extractables. The advances deliver a simplified, sustainable, totally safe raw material that Vystar can offer for several applications without reservations about nitrosamines. Production scale up of all three newer versions of Vytex NRL is currently being targeted as well as sample fulfillment.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

Revenues

	Three Months Ended September 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Revenue, net	$96,447	$113,373	$(16,926)	(14.9)%
Cost of revenue	52,956	100,595	(47,639)	(47.4)%
Gross margin	$43,491	$12,778	$30,713	240.4%

Revenues for the three months ended September 30, 2015 and 2014 from the consolidated Company were $96,447 and $113,373, respectively, for a decrease of $16,926 or 14.9%. The decrease in revenues from operations was due to a decrease of $24,683 in fees from Kiron offset by an increase in Vytex licensing fees of $7,757. The decrease in fee revenue from Kiron was due to a number of factors, principal of which was the decrease in reimbursement for DME sales during the quarter ended September 30, 2015. For the consolidated Company, gross margin increased from $12,778 for the period ended September 30, 2014 to $43,491 for the period ended September 30, 2015 for an increase of $30,713 or 240.4%.

Operating Expenses

	Three Months Ended September 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Operating Expenses
General and administrative	$246,219	$347,313	($101,094)	(29.1%)
Total operating expenses	$246,219	$347,313	($101,094)	(29.1%)

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $246,219 and $347,313 for the three months ended September 30, 2015 and 2014, respectively, for a decrease of $101,094 or 29.1%. The decrease was due primarily to a reduction in third-party accounting and finance expense as well as a reduction in third-party contract services.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2015 consisted of interest expense of $38,805 and interest income of $1. This compares to interest expense of $45,735 and interest income of $2 for the three months ended September 30, 2014.

Net Loss

Net loss was $241,532 and $383,962 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $142,430 or 37.1% in the net loss.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

Revenues

	Nine Months Ended September 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Revenue, net	$319,033	$509,944	($190,911)	(37.4%)
Cost of revenue	183,926	260,395	(76,469)	(29.4%)
Gross margin	$135,107	$249,549	($114,442)	(45.6%)

Revenues for the nine months ended September 30, 2015 and 2014 from the consolidated Company were $319,033 and $509,944, respectively, for a decrease of $190,911 or 37.4%. The decrease in revenues from operations was due principally to a decrease of $202,484 in fees from Kiron. Vytex licensing fees decreased $17,037. The decrease in fee revenue from Kiron was due to a number of factors, principal of which was the decrease in reimbursement for DME sales and a reduction in physician referrals during the nine months ended September 30, 2015. For the consolidated Company, gross profit decreased from $249,549 for the period ended September 30, 2014 to $135,107 for the period ended September 30, 2015 for a reduction of $114,442 or 45.6%.

Operating Expenses

	Nine Months Ended September 30,		Consolidated
	2015	2014	$ change	% change
	Consolidated	Consolidated
Operating Expenses
General and administrative	$1,049,550	$1,042,861	$6,689	0.6%
Total operating expenses	$1,049,550	$1,042,861	$6,689	0.6%

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $1,049,550 and $1,042,861 for the nine months ended September 30, 2015 and 2014, respectively, for an increase of $6,689 or 0.6%. The increase in operating expenses was primarily attributable to reduced accounting expense due to use of a part-time third party accounting service versus a contract Chief Financial Officer.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2015 consisted of interest expense of $108,348, interest income of $40 and other expense of $15,899. This compares to $130,627 of interest expense, interest income of $13, and $6,780 of other income for the nine months ended September 30, 2014.

Net Loss

Net loss was $1,038,650 and $942,893 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $95,757 or 10.2% in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had cash of $62,205 and a deficit in working capital of $2,289,784.  Further, at September 30, 2015, the accumulated deficit amounted to $25,393,123.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the nine months ended September 30, 2015 and 2014, net cash used in operations was $510,519 and $335,364 respectively.  The negative cash flow for the nine months ended September 30, 2015 resulted primarily from the net loss of $1,038,650 and a decrease in accounts payable of $39,931 offset by non-cash charges related to non-cash share-based compensation expense of $305,297, prepaid expenses of $86,945, accounts receivable of $53,978 and accrued compensation and expenses of $106,015. The negative cash flow for the nine months ended September 30, 2014 resulted primarily from the net loss of $942,893, allowance for uncollectible accounts receivable of $197,454, and a gain on extinguishment in debt of $133,424 offset by non-cash charges related to non-cash share-based compensation expense of $651,396, loss on disposal of equipment of $105,931, and an increase in accounts receivable of $171,654.

For the nine months ended September 30, 2015 the company had no investing activity. Net cash provided by investing activities for the nine months ended September 30, 2014 was $44,312 from the disposal of the furniture and equipment from the discontinued SleepHealth division.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $498,954 in proceeds from the sale of common stock and the exercise of warrants. Net cash provided by financing activities for the nine months ended September 30, 2014 was $319,521 comprised of $367,000 in proceeds from the sale of common stock and warrants offset by $47,479 for the retirement of the A/R financing facility.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

 (A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. Potential settlement discussions have taken place with a targeted close for this case in December 2015.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended September 30, 2015, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Common Stock Financings

From December 31, 2014 through September 30, 2015, the Company issued 7,710,000 shares of its common stock at a price of $0.05 per share.

(b) Stock Option Grants

From December 31, 2014 through September 30, 2015, the Company issued 500,000 options to purchase the Company’s common stock at $0.08 per share.

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

VYSTAR CORPORATION

Date: November 13, 2015	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director

