Form 10-K
period 2015-12-31
Vystar Corp
filed 2016-04-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Registrants telephone number, including area code: 866-674-5238

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

As of April 14, 2016, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on April 14, 2016) was $4,981,262.10. See Item 12.

As of April 14, 2016, there were 99,625,242 shares of the registrant’s common stock outstanding and 13,828 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2015

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

In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. As a result of these actions, Vystar Corporation is now comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology, and a Kiron Division providing full sleep medicine services including clinical and diagnostic. Kiron has re-established its practice with sleep consultations, sleep studies, Continuous Positive Airway Pressure (“CPAP”) titrations studies, focusing on its existing and growing physician referral and patient bases. Kiron sold the CPAP therapy resupply business and any remaining materials related to CPAP therapy resupply to the Sleepworks, LLC division of Medbridge Home Medical LLC on September 1, 2015.

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

Our initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations. New specialized formulations are projected to come to market over the next year with ultra-low ammonia, pre-vulcanised and low nitrosamine versions currently being tested and/or developed. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference

Board of Directors Member and Research & Development Director Ranjit K. Matthan, Ph.D., revealed ongoing developments in the formulation of Vytex NRL with reduced or no ammonia and nitrosamines at the International Latex Conference (ILC) session titled “Advances in Environmentally Friendly Ultra Low Protein Natural Rubber Specialty Latices” on August 12, 2015. The significant advances in aluminum hydroxide-treated Vytex NRL properties and applications are potential game-changers for the issues of volatile organic content and nitrosamines for some critical latex products, such as balloons, catheters, condoms, and other medical devices, as well as enabling cleaner and more sustainable work environments. The expanded Vystar product grades make it applicable in a wider range of latex products with the advantage of improved environmental impact through reduced leachables/extractables. The advances deliver a simplified, sustainable, totally safe raw material that Vystar can offer for several applications without reservations about nitrosamines. Production scale up of all three newer versions of Vytex NRL is currently being targeted as well as sample fulfillment.

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

We have had a toll manufacturing agreement with Revertex (Malaysia), the world’s largest producer of pre-vulcanized natural rubber lattices, since 2008 that was renewed in 2011 and allowed to expire in 2013.

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

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. Vystar has also completed a trial to procure pillows made with Vytex NRL for global and domestic use with another trial planned for SE Asia. Vystar entered into discussions in July 2015 with a large international maker of natural rubber latex foam cores, who has an American subsidiary and distribution center to supply foam of varying thicknesses and firmness to handle global and domestic business for retail outlets and its online offerings. Vytex NRL completed the third trial phase at the American facility. A possible fourth trial will be contemplated at the end of the second quarter or beginning of the third quarter 2016. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers which takes Vytex foam to an additional audience.

Clinical Sleep Diagnostics and Durable Medical Equipment

Kiron entered into an Independent Contractor Agreement with Henry Clifford Baggett, MD, a North Carolina physician and sleep specialist, to assume the role of Medical Director for Kiron on July 21, 2014. Dr. Baggett was born in Reidsville, NC and attended the University of North Carolina at Chapel Hill (UNC) and graduated in 1966. He then attended UNC Medical School and graduated in 1970. After residency at the Philadelphia Naval Hospital and board certification in Otolaryngology (Ear Nose and Throat-Head and Neck Surgery) in 1975, he returned to NC and served two more years in the Navy at Camp Lejeune.

Dr. Baggett established a practice in Rocky Mount, NC, and practiced there until 2004 when he moved to Raleigh. He became interested in Sleep Medicine in 2001 and established a sleep lab company for diagnostic sleep studies. Although he no longer has that company, his practice has been exclusively Sleep Medicine since 2004. He became board certified in Sleep Medicine in 2008. Recently Dr. Baggett expressed his desire to end the Independent Contractor Agreement effective mid-April 2016 and suggested another physician as medical director. The Vystar Board of Directors will consider future plans for Kiron at its next meeting.

Kiron sold the CPAP therapy resupply business and any remaining materials related to CPAP therapy resupply to the Sleepworks, LLC division of Medbridge Home Medical LLC on September 1, 2015.

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

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature. Recreated by Science.” In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991), which was granted in India. On November 18, 2014, the Company was informed that the “VYTEX” trademark was registered in Malaysia effective May 30, 2014. The aforementioned marks have been renewed successfully in each period as required.

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2015, Vystar has expended, since inception, approximately $260,000 on such patent and trademark costs and has budgeted approximately $10,000 more for the year ended December 31, 2016 to continue to pursue and maintain its patents and trademarks around the world.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through December 31, 2015, Vystar’s research and development costs have been approximately $2.4 million. These efforts past and future have been and will continue to be patented and/or trademarked.

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

Employees

As of December 31, 2015, Vystar and its subsidiaries had a total of six associates. The Kiron Division had five associates and a contracted Medical Director and the Vystar division had 1 associate plus several contractors on an as needed basis.

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

At December 31, 2015 we had $29,059 cash on hand and an accumulated deficit of $25,593,352. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive foam business in key areas of the furniture world that includes finished mattresses, component cores, topper cores and pillows. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

NRL is a commodity and, as such, its price fluctuates on a daily basis. Since 2009 the market prices have been particularly volatile with prices rising 222% from a low of approximately $1080/wet metric tonne (mT) in January 2009 to a peak of over $3475/wet mT in February 2011. While prices have come down from this high to as low as $2100/wet mT in December 2011, 2012 prices started to rise again primarily due to seasonality. The pricing model for 2013 continued the rollercoaster ride and as of December 31, 2013 stood at $2576/wet mT. At the end of 2015 pricing for NRL was at about US$ 800 per mT and current pricing as of the end of March 2016 was approximately $1100 mT. Our revenue (even licensing fees) and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of lowered market prices can also cause manufacturers to review synthetic price drops as they look for even lower cost alternatives to NRL.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2015, we had federal net operating loss (“NOL”) carry-forwards of approximately $17.9 million (for 2014 $16.7 million) pretax available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2015; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Although we believe that our current space is adequate for the foreseeable future, if additional office space is required, we believe that suitable space will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

At the closing of the Kiron Clinical Sleep Lab, LLC acquisition, the Company and Michael Soo, MD, the Seller, entered into an agreement (“Contract”) pursuant to which the Michael Soo, MD, through his medical practice, Durham Neurology, PLLC, a wholly owned professional limited liability company would provide ongoing clinical and medical services to the Company and Kiron as Medical Director. The Seller subsequently dissolved Durham Neurology, PLLC on September 13, 2013 leaving Kiron without a Medical Director. On March 10, 2014, Vystar and Kiron filed Civil Suit 74A-07997-1 IN THE SUPERIOR COURT OF GWINNETT COUNTY, STATE OF GEORGIA against Michael Soo, MD and Durham Neurology, PLLC for multiple breaches of the Agreement and Contract. This case was dismissed without prejudice on September 28, 2015.

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

December 31, 2014	High	Low

First Quarter	$0.17	$0.03

Second Quarter	$0.17	$0.10

Third Quarter	$0.13	$0.07

Fourth Quarter	$0.09	$0.04

December 31, 2015

First Quarter	$0.12	$0.05

Second Quarter	$0.08	$0.04

Third Quarter	$0.06	$0.03

Fourth Quarter	$0.08	$0.03

Holders

As of March 31, 2016, there were 475 holders of record of our common stock.

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

 Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2015 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2015 through December 31, 2015, we issued 9,667,619 shares of our common stock valued at $421,344 for services rendered to the Company in 2015 and 9,010,000 shares were issued in investments valued at $450,500.

From January 1, 2015 through December 31, 2015, we issued warrants to purchase 1,905,193 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price per Share
33,333	$0.03 per share
37,797	$0.04 per share
1,607,557	$0.05 per share
16,667	$0.06 per share
72,375	$0.08 per share
17,464	$0.11 per share
120,000	$1.00 per share
1,905,193

Stock Option Grants

From January 1, 2015 through December 31, 2015, we issued 1,100,000 options to purchase common stock to Board members and employees per the following:

Options	Exercise Price per Share
600,000	$0.05 per share
500,000	$0.08 per share

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

In January 2015 Vystar announced that it had entered into an exclusive agreement with Nature’s Home Solutions (NHS) to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steve Rotman of Rotman’s Furniture and focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor which has already attracted such firms as mattress manufacturer Gold Bond that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. This has been the focus of Vystar for 2015 and will continue through 2016 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as ISPA 2016 (International Sleep Products Association) held in Orlando, FL. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron OH in July 2016 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts amounted to $60,266 and $53,317 for December 31, 2015 and 2014 respectfully.

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

Income Taxes

We account for income taxes using the assets and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2015 and 2014. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority. We had no material unrecognized tax benefits and related tax liabilities at December 31, 2015 and 2014. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense. We do not believe there will be any such uncertain tax position, costs or liabilities for any of the years under audit, and take a conservative approach to all tax matters.

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended December 31,
	2015			2014	$ change	% change
	Vystar	Kiron	Consolidated	Consolidated
Revenue, net	$47,268	$331,398	$378,666	$650,991	$(272,325)	(41.8%)
Cost of revenue	18,621	249,477	268,098	344,973	76,875	22.3%
Gross profit	$28,647	$81,921	$110,568	$306,018	$(195,450)	(63.9%)

Operating Expenses
General and administrative	$901,817	$266,524	$1,168,341	$1,575,718	$(407,377)	(25.9%)
Total operating expenses	$901,817	$266,524	$1,168,341	$1,575,718	$(407,377)	(25.9%)

Profit (Loss) from Operations	$(873,170)	$(184,603)	$(1,057,773)	$(1,269,700)	$211,927	16.7%

Interest income	$42	$—	$42	$34	$8	23.9%
Interest expense	(146,888)	(4,911)	(151,799)	(171,848)	20,049	(11.7%)
Other income/(expense)	(29,348)	—	(29,348)	6,780	(36,128)	(532.9%)
Total Other Income/Expense	$(176,194)	$(4,911)	$(181,105)	$(165,034)	$(16,071)	(9.7%)
Loss From Continuing Operations	(1,049,364)	(189,514)	(1,238,878)	(1,434,734)	195,856	13.7%
Discontinued Operations				(384)	384	(100.0%)

Net loss	$(1,049,364)	$(189,514)	$(1,238,878)	$(1,435,118)	$196,240	13.7%

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.03)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	83,806,182	83,806,182	83,806,182	55,058,317

Consolidated Companies

Consolidated revenue for Vystar’s companies was $378,666 in 2015 compared to $650,991 in 2014, a decrease of $272,325 from 2014 or 41.8%. Our revenue expectations for 2014 and 2015 were negatively affected by the Seller of Kiron and contracted Medical Director dissolving his Limited Liability Company and not continuing in this role. During 2015, Kiron was alerted that reimbursement for the CPAP business was being reduced by approximately 55%. Under the terms of the new contract, revenue from the sale of CPAP therapy equipment and resupply did not cover the expenses related to the procurement and sale of CPAP equipment which had been a significant source of Kiron revenue and income in 2014. Kiron sold the CPAP resupply business on September 1, 2015, eliminating a full time employee and related expenses. In October 2015, ICD10 codes took effect from the ICD9 codes and slowed down medical reimbursement significantly across the board.

For the years ended December 31, 2015 and 2014, total operating expenses were $1,168,341 and $1,575,718 respectively, for a decrease of $407,377 or a 25.9% reduction.

In 2015, $561,086 was recorded for share-based compensation. This compares with $834,758 for share-based compensation in 2014. Share-based compensation charges to operations were primarily for stock options granted under our Stock Option Plan to executive officers and directors and were made so their interests would align with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock purchase warrants and common stock were also made to executive officers in lieu of cash compensation and to third parties for various services rendered. Share-based compensation expense is included in general and administrative expenses. For 2015, the amount of share based compensation and deferred compensation included in general and administrative was $561,086 of which $421,344 in share-based compensation was paid in the form of common stock and stock purchase warrants to outside third parties for contracted services. For 2014, the amount of share based compensation and deferred compensation included in general and administrative was $834,758 of which $512,588 in share-based compensation was paid in the form of common stock and stock purchase warrants to outside third parties for contracted services.

For the years ended December 31, 2015 and 2014 general and administrative expenses were $1,168,341 and $1,575,718, respectively. The $407,377 decrease in 2015 is primarily due to the cost saving measures put in place during 2015 as well as reduction in staff and elimination of office space. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2015, consisted of $151,799 of interest and $29,348 of other expense as compared to $171,848 of interest and $6,780 of other income for December 31, 2014. Interest expense of $151,799 for the year ended December 31, 2015, compared to interest expense in 2014 of $171,848. The net decrease of $20,049 in interest expense is primarily due to the conversion of shareholder notes associated with the purchase of Kiron to common stock.

Vytex Sales Environment

The overall natural rubber markets remain in a state of flux as new plantations come on line in SE Asia in countries such as Vietnam, Cambodia, etc., and increases in production are noted in other countries such as Guatemala. Moves by certain countries to control pricing have succeeded in a few instances but just as often fail as manufacturers do not buy as far forward as the controlled pricing areas would like. Of keen interest is the improvement in non-latex gloves as synthetic glove makers have made great strides in perfecting their offerings. Gloves, as a segment, are the biggest segment of users of natural rubber latex. Vystar has focused on fewer segments of the marketplace as we see trends in areas that look to embrace the low non-rubber aspects of Vytex NRL such as adhesives, balloons, condoms, bandages, etc. and Vystar had planned to launch a line of branded foam products during the second quarter of 2014. Consequently, Vystar contracted itself with a group of expert retailers (Natures Home Solutions) who, along with their mattress manufacturers are launching Vytex mattresses, mattress toppers and pillows at the High Point furniture mart in mid- April. Initial, non-scientific, market research pointed to a definite market for pure natural rubber latex foam products made with Vytex NRL.

Kiron Performance and Impairment

Kiron’s post acquisition performance has not met Vystar’s expectations. For the period from January 1, 2015 through December 31, 2015, revenue was $331,398, and for the year ending December 31, 2014 revenue was $598,177. The drop in revenue was primarily a factor of reduced third-party insurance reimbursement rates and the closing of Kiron’s unprofitable Durable Medical Equipment (“DME”) business. Kiron sold the CPAP re-supply business to Medbridge in September 2015 for future compensation based on re-orders.

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

A new Medical Director was identified and hired as of January 1, 2014 but the contract was subsequently ended by mutual agreement in August 2014. In July 2014, Kiron entered into an agreement with Henry Clifford Baggett MD, a sleep specialist to perform the duties of Medical Director and has re-established its practice with sleep consultations, sleep studies, CPAP titrations studies, and CPAP clinics. Dr. Baggett has recently informed Kiron that he will end his contract effective mid-April 2016.

Net Loss

As a result of the factors described above, the consolidated net loss was reduced by $196,240, a 13.7% reduction in our net loss to $1,238,878 for the year ended December 31, 2015 as compared to $1,435,118 for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2015, the Company had cash of approximately $29,059 and a deficit in working capital of $2,079,362. For the year ended December 31, 2015, the company had a net loss of $1,238,878 and an accumulated deficit of $25,593,351. For the year ended December 31, 2014, the company had a net loss of $1,435,118 and the accumulated deficit amounted to $24,354,473. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $656,830 for the year ended December 31, 2015 as compared to $634,285 for the year ended December 31, 2014. During the year ended December 31, 2015, cash used in operations was primarily due to the net loss for the year of $1,238,878 net of non-cash related add-back of share-based compensation expense of $561,085.

Net cash provided by investing activities was $281 during the year ended December 31, 2015 as this was a result of selling some equipment. During the year ended December 31, 2014, $282 was used for the acquisition of equipment for Kiron Clinical Sleep Lab, LLC.

Net cash provided by financing activities was $611,838 during the year ended December 31, 2015, as compared to cash provided of $651,964 during the year ended December 31, 2014.  In 2015, the cash provided was exclusively from the issuance of common stock. In 2014, a loan facility to finance accounts receivables was paid off in the amount of $47,479 and cash provided was from the issuance of common stock of $699,443.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees that now also include the company’s association with foam cores made out of Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 14, Subsequent Events). As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that we will be able to achieve projected levels of revenue in 2016 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2016, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments; rate at which we can build Kiron’s business, As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vystar Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Vystar Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vystar Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia

April 14, 2016

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$29,059	$73,770
Accounts receivable, net of allowance for uncollectible amount of $60,266 and $53,317 at December 31, 2015 and 2014, respectively	—	64,190
Inventory	—	3,449
Prepaid expenses	233,816	150,761
TOTAL CURRENT ASSETS	262,875	292,170
PROPERTY AND EQUIPMENT, NET	2,979	4,868
OTHER ASSETS
Intangible assets, net	155,423	171,103
TOTAL ASSETS	$421,277	$468,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	592,739	667,941
Accrued compensation	40,137	43,892
Accrued expenses	209,486	148,938
TOTAL CURRENT LIABILITIES	2,342,237	2,360,646
Shareholder notes payable	700,068	662,568
TOTAL LIABILITIES	$3,042,305	$3,023,214
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 and 30,085 issued and outstanding at December 31, 2015 and 2014 respectively	1	3
Common stock, $0.0001 par value, 150,000,000 shares authorized; 96,443,907 and 68,559,669 shares issued and outstanding at December 31, 2015 and 2014, respectively	9,644	6,856
Additional paid-in capital	22,962,678	21,792,541
Accumulated deficit	(25,593,351)	(24,354,473)
TOTAL STOCKHOLDERS’ DEFICIT	(2,621,028)	(2,555,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$421,277	$468,141

The accompanying notes are an integral part of these financial statements.

VYSTAR CORORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the Years Ended December 31,
	2015	2014
REVENUE	$378,666	650,991
COST OF REVENUE	268,098	344,973
Gross Margin	110,568	306,018
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $561,086 and $834,758 in 2015 and 2014, respectively	1,168,341	1,575,718
Total Operating Expenses	1,168,341	1,575,718
LOSS FROM CONTINUING OPERATIONS	(1,057,773)	(1,269,700)
OTHER INCOME (EXPENSE)
Interest income	42	34
Other (expense) income	(29,348)	6,780
Interest expense	(151,799)	(171,848)
Total Other Income (Expense)	(181,105)	(165,034)

LOSS FROM CONTINUING OPERATIONS	(1,238,878)	(1,434,734)

DISCONTINUED OPERATIONS	—	(384)

NET LOSS	$(1,238,878)	(1,435,118)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.02)	(0.03)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	83,806,182	55,058,317

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2015 and 2014

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Ending Balance, December 31, 2013	30,085	$3	39,160,255	$3,916	$20,024,639	$(22,919,355)	$(2,890,797)
Common stock issued in private placement	—	—	17,293,666	1,729	452,847	—	454,576
Common stock issued in private placement w/warrants	—	—	—	—	244,867	—	244,867
Share-based compensation to employees - common stock	—	—	784,616	78	39,152	—	39,230
Share-based compensation to employees - warrants	—	—	—	—	101,987	—	101,987
Common stock and warrants issued for services	—	—	7,726,500	773	511,815	—	512,588
Share-based compensation to employees - options	—	—	—	—	160,050	—	160,050
Common stock issued upon conversion of promissory note	—	—	3,594,632	360	236,281	—	236,641
Warrant/Option Repricing	—	—	—	—	20,903	—	20,903
Net Loss	—	—	—	—		(1,435,118)	(1,435,118)
Ending Balance, December 21, 2014	30,085	3	68,559,669	6,856	21,792,541	(24,354,473)	(2,555,076)

Common stock issued in private placement	—	—	9,010,000	901	449,599	—	450,500
Common stock issued upon exercise of common stock warrants	—	—	5,364,622	536	160,801	—	161,337
Share-based compensation to employees - warrants	—	—	—	—	75,320	—	75,320
Common stock and warrants issued for services	—	—	9,667,619	967	420,377	—	421,344
Share-based compensation to employees - options	—	—	—	—	48,523	—	48,523
Common stock issued upon conversion of preferred stock	(16,257)	(2)	3,841,997	384	(382)	—	—
Warrant/Option Repricing	—	—	—	—	15,899	—	15,899
Net Loss	—	—	—	—		(1,238,878)	(1,238,878)
Ending Balance, December 31, 2015	13,828	$1	96,443,907	$9,644	$22,962,678	$(25,593,351)	$(2,621,028)

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,238,878)	(1,435,118)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	561,086	834,758
Allowance for uncollectible accounts receivable	6,949	6,066
Depreciation	1,608	2,866
Discontinued Operations	—	384
Amortization of intangible assets	15,680	15,680
Loss on disposal of equipment	—	302
Increase (decrease) in assets
Accounts receivable	57,241	(43,118)
Inventory	3,449	—
Prepaid expenses	(83,055)	(55,662)
Increase (decrease) in liabilities
Accounts payable	(75,202)	(36,795)
Accrued compensation and expenses	94,293	76,352
Net cash used in operating activities	(656,829)	(634,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (investment in) equipment	281	(282)
Net cash provided by (used) in investing activities	281	(282)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	611,837	699,443
Payment of A/R facility	—	(47,479)

Net cash provided by financing activities	611,837	651,964

NET (DECREASE) INCREASE IN CASH	(44,711)	17,397

CASH - BEGINNING OF YEAR	73,770	56,373

CASH - END OF YEAR	$29,059	73,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS

Common stock issued for services rendered	$392,667	430,700
Conversion of shareholder note payable	—	200,000
Conversion of notes payable	—	22,000
Conversion of preferred stock to common stock	2	—
CASH PAID DURING THE PERIOD FOR
Interest	$81,141	87,382

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). On September 13, 2012, the Company acquired SleepHealth, LLC and SleepHealth North Carolina, LLC (“SleepHealth”), privately-held sleep diagnostic companies that were headquartered in Monroe, Georgia. SleepHealth provided sleep lab management services to physicians’ offices, specialty and multi-specialty clinics in Georgia, North Carolina and South Carolina. On June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. Due to poor performance and as part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets, the Company made the decision to discontinue the operations of the SleepHealth subsidiary in January of 2014. As a result of the acquisitions and the discontinued operations of SleepHealth, Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic and Durable Medical Equipment (“DME”) businesses. Vystar has also expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. This additional focus was noted in a press release dated March 19, 2014. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress which was introduced at the High Point (NC) Market mid-April 2015. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotman’s Furniture and Carpet Store in Worcester, MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida. Since the end of the second quarter, June 2015, mattress and topper sales have continued to increase as Gold Bond has added over 30 more stores and Rotman’s Furniture and Carpet Store has also increased sales of both hybrid and pure Vytex NRL-based foam products. The Company has continued to certify and add Vytex NRL processing sites and Vytex foam producers to meet the expectations set forth by the agreement with NHS.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 14, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2015 and 2014, we have provided for uncollectible amounts through a charge to earnings of $60,266 and $53,317, respectively. We grant credit to our customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2015 and 2014 approximate market interest rates for the respective borrowings.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2015 and 2014. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2015 and 2014. The Company is no longer subject to federal examination for years prior to 2010.

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2015 and 2014, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 9,381,573 and 8,364,906 shares of common stock for 2015 and 2014, respectively, as their effect would be anti-dilutive. Warrants to purchase 17,551,784 and 22,235,812 shares of common stock for 2015 and 2014, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,484,100 and 6,421,533 shares of common stock for 2015 and 2014, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The standard will be effective for the Company’s fiscal year beginning after December 15, 2015 and subsequent interim periods. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The guidance in this update delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016. ASU 2015-14 delays the effective date for public companies to interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2015, the Company had cash of approximately $29,059 and a deficit in working capital of $2,079,362. For the year ended December 31, 2015, the Company had a net loss of $1,238,878 and the accumulated deficit amounted to $25,593,351. Working capital is used to finance ongoing operations and since those operations do not currently cover all operating costs, managing working capital is essential to the Company’s future success.

Net cash used in operating activities was $656,830 for the year ended December 31, 2015 as compared to $634,285 for the year ended December 31, 2014. During the year ended December 31, 2015, cash used in operations was primarily due to the net loss for the year of $1,238,878 net of non-cash related add-back of share-based compensation expense of $561,085.

Net cash provided by investing activities was $281 during the year ended December 31, 2015 as this was a result of selling some equipment. During the year ended December 31, 2014, $282 was used for the acquisition of equipment for Kiron Clinical Sleep Lab, LLC.

Net cash provided by financing activities was $611,838 during the year ended December 31, 2015, as compared to cash provided of $651,964 during the year ended December 31, 2014.  In 2015, the cash provided was exclusively from the issuance of common stock. In 2014, a loan facility to finance accounts receivables was paid off in the amount of $47,479 and cash provided was from the issuance of common stock of $699,443.

As discussed in detail in Note 5, the CMA Note matured on April 29, 2013, was renewed for another year and was most recently renewed again until April 29, 2016. All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or had their maturity dates extended through 2015. Vystar management is currently working with the holders of the Shareholder Notes to extend the maturity dates for three years until 2018.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from better utilization of existing Kiron facilities, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 14, Subsequent Events).

As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2016 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2016, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of the Company’s products and services and competing technological developments; and the rate at which Kiron’s business can be built. As the Company expands our activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	December 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$150,119	150,400
Accumulated depreciation	(147,140)	(145,532)
	$2,979	4,868

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,608 and $2,866, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2015	2014
Patents	$238,551	238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(92,200)	(76,520)
Intangible assets, net	$155,423	171,103

Amortization expense for the years ended December 31, 2015 and 2014 was $15,680.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2016	2017	2018	2019	2020	Thereafter
Patents & trade name	$15,680	$15,680	$15,680	$15,680	$15,680	$77,023

NOTE 5 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), an unsecured line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) are the members. Pursuant to the original terms of the CMA Note, the Company could draw up to a maximum principal amount of $800,000. Interest, which is computed at LIBOR plus 5.25% per annum on amounts drawn and fees, will be paid by a director of the Company, to CMA. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2015 and 2014 was 5.45% and 5.44%, respectively. Pursuant to an agreement between the Company and CMA, the Company will issue common stock with a value equal to the interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. From June through December 2011, 110,848 shares of common stock were issued valued at $43,839 for interest and fees related to the CMA Note and in January and February 2012, 28,138 shares of common stock were issued valued at $9,005 for interest for the related party CMA Note. This agreement was modified during February 2012 and the Company assumed responsibility for payment of such interest and fees. The original maturity date of the CMA Note was April 29, 2013.

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension.

Shareholder Notes Payable

Shareholder notes payable outstanding as of December 31, 2015 and 2014 totaled $700,068 and $662,568, respectively.

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at the conversion rate of $0.68 of principal and interest for each such share. The principal and accrued interest came due on March 11, 2013. Four of the holders of these notes with a total initial principal amount of $200,000 agreed to convert their notes and accumulated interest to the Company’s 10% Series A Cumulative Convertible Preferred Stock. The remaining holders of notes have agreed to extend the maturity date until March 11, 2015. Vystar is currently working with the subscription holders of the matured notes to extend the maturity date until 2018.

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate of $0.49 of principal and interest for each such share. Accumulated interest and principal came due on May 31, 2013. One of the Shareholder Notes with an outstanding balance of $30,000 was retired. The holders of the other two Shareholder Notes having an initial principal balance of $100,000 agreed to extend the maturity date by two years and these notes with accumulated interest were due on May 31, 2015. Vystar is currently working with the subscription holders of the matured notes to extend the maturity date until 2018.

 On May 6, 2013, the Company issued to an existing shareholder of the Company an aggregate of $112,500 of convertible promissory notes (the “Note”). The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. No payments of interest or principal are payable until May 6, 2015. Vystar is currently working with the subscription holder to extend the maturity date until 2018.

On September 6, 2013, the Company issued to the Chief Executive Officer a convertible promissory note with a face value of $40,769 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. No payments of interest or principal are payable until September 6, 2018.

On December 30, 2013, the Company issued to the Chief Executive Officer a convertible promissory note with a face value of $25,962 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.05 of principal and interest for each such share. No payments of interest or principal were payable until December 30, 2015. The Chief Executive Officer has agreed to extend the maturity date until 2018.

On December 31, 2015, the Company issued to the Chief Executive Officer a convertible promissory note with a face value of $37,500 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.08 of principal and interest for each such share. No payments of interest or principal are payable until December 30, 2018.

The current base weighted-average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of December 31, 2015 of $913,735 including accrued interest of $213,667, is $0.055 per share or 16,490,771 shares of the Company’s common stock. The face value of the Shareholder Notes at December 31, 2015 is $700,068.

The maturities (by year) of the principal amount of Shareholder Notes Payable as of December 31, 2015 are as follows:

Matured	621,799
2016	—
2017	—
2018	78,269
2019	—
2020 & thereafter	—

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

NOTE 6 – COMMITMENTS

Operating Leases

The Company was obligated under an operating lease for its corporate office until January 2014 when the lease expired. Kiron’s clinical facilities expire in 2018 and its office equipment leases expire in April 2016.

Aggregate minimum future lease payments are as follows:

Year Ending December 31	Amount
2016	$65,494
2017	$66,555
2018	$45,137
$177,186

 Rent expense approximating $75,000 and $131,000 is included in general and administrative expense for the years ended December 31, 2015 and 2014, respectively.

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

NOTE 7 – DISCONTINUED OPERATIONS

SleepHealth’s post acquisition performance fell far below Vystar’s expectations. For the period from January 1 through March 31, 2014, the revenue from sleep studies was $28,610 and for the year January 1, 2013 through December 31, 2013, revenue was $975,084, still well below original projections. There are a number of facts available to Vystar now regarding the valuation of SleepHealth which were previously unknown to us or unascertainable. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan it initiated in 2013, the Company made the decision in first quarter 2014, to discontinue the operations of SleepHealth.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2015 and 2014, the 13,828 and 30,085 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $36,000 and $49,000, and could be converted into 3,484,100 and 6,421,533 shares of common stock, at the option of the holder, respectively.

On February 28, 2015 two holders of preferred stock converted 16,257 preferred shares and $29,530 of accumulated and unpaid dividends to 3,841,997 shares of common stock.

Common Stock and Warrants

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

On December 31, 2014, the Company issued 284,616 common shares to its CEO in lieu of salary payable for fiscal year 2014. An additional 500,000 shares were issued to various other employees/contractors in lieu of salary during 2014.

During the period January 1 through December 31, 2014, 17,293,666 shares were issued in private placement for a total amount of $454,576 and 4,902,316 warrants were issued equal to $244,867.

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company issued 9,010,000 shares of common stock to thirteen (13) accredited investors. Total gross proceeds of the issuances were $450,500. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

Beginning in June 2015 through December 2015, the Company’s Board offered the investors from the November 2013 Private Placement holding common stock warrants an incentive to exercise their $0.05 warrants for $0.03 per common stock share. The Company had investors exercise 5,344,622 warrants at $0.03 per share for net proceeds of $160,337. This incentive resulted in an expense of $15,899 appearing as other expense on the Company’s Statement of Loss. The Company also had 20,000 warrants exercised at $0.05 for $1,000.

In June 2015, the Company issued 200,000 shares as compensation to third-party contractors in lieu of cash compensation.

On November 15, 2015, the Company issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement with Jason Leaf, issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement with Steven Rotman, and 1,333,333 common shares as compensation for an amendment and extension to the Company’s Business Development Agreement with Blue Oar Consulting, Inc. The Company also issued 2,714,286 common shares as compensation for a website development and maintenance contract to Zymbe, Inc.

NOTE 9 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2015 and 2014. The following assumptions were used:

•	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
•	Expected Volatility in Stock Price – Expected volatility calculations were based on the Company’s trading activity which ranged between 117.18% and 146.52% for 2015 and 129.31% and 143.38% for 2014;
•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option or warrant, ranging from 1.71% to 2.24% for options and 0.69% to 2.35% for warrants for 2015 and 2.54% to 2.60% for options and 0.03% to 2.99% for warrants for 2014; and
•	Expected Life of Awards – because the Company has minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the end of the contractual term of the stock award.

In total, the Company recorded $48,523 and $160,050 for the years ended December 31, 2015 and 2014, respectively, of share-based compensation expense related to employee and Board members’ stock options. The unrecognized compensation expense as of December 31, 2015 was $202,536 for non-vested share-based awards to be recognized over a period of approximately five years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2015, there were 618,427 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2015. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2015	2014
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	144.40%	132.95%
Risk-Free Interest Rate	2.15%	2.57%
Expected Life of Stock Awards – Years	9.5	10.0
Weighted Average Fair Value at Grant Date	$0.06	$0.10

The following tables summarize all stock option activity of the Company for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	7,488,239	$0.23

Granted	2,000,000	$0.11

Forfeited	(1,123,333)	$0.05

Outstanding, December 31, 2014	8,364,906	$0.19

Granted	1,100,000	$0.06

Forfeited	(83,333)	$1.45

Outstanding, December 31, 2015	9,381,573	$0.16

Exercisable, December 31, 2015	6,508,271	$0.21

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices are shown in the table below:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices
Outstanding, December 31, 2014	8,364,906	5.49	$0.05 - $1.50

Granted	1,100,000	9.10	$0.05 - $0.08

Forfeited	(83,333)		$0.25 - $1.50

Outstanding, December 31, 2015	9,381,573	5.10	$.05 - $0.68

Exercisable, December 31, 2015	6,508,271	6.29	$0.05 - $0.68

On July 9, 2014, the Board approved the grant of 500,000 options to each of its four directors. The options have a ten year term, have an exercise price of $0.11 per share, the closing price of the Company’s common stock on the OTCBB on that date, and vest 25,000 shares quarterly beginning on September 30, 2014 for a period of five years ending June 30, 2019. Two board members options were forfeited when they resigned from the board in 2014.

The Company added two directors on September 15, 2014 and granted them each 500,000 options with a ten year term and an exercise price of $0.10, the closing price of the Company’s common stock on the OTCBB on that date. The options vest 25,000 shares quarterly beginning on September 30, 2014 for a period of five years ending June 30, 2019.

The Company added a director on March 12, 2015 and another on December 2, 2015. Each director was granted 500,000 options with a ten year term and an exercise price of $0.08 and $0.05 respectively, the closing price of the Company’s common stock on the OTCBB on the grant date. The options vest 25,000 shares quarterly beginning on March 30, 2015 and March 30, 2016 for a period of five years ending December 31, 2019 and December 31, 2020 respectively.

As of December 31, 2015, there is no aggregate intrinsic value of outstanding stock options as the closing price of the Company’s common stock on the last trading day of the year was equal to or below the exercise price of all outstanding stock options. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2015	2014
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	127.26%	137.65%
Risk-Free Interest Rate	1.75%	1.13%
Expected Life of Stock Awards – Years	8.2	4.7

The following table represents the Company’s warrant activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2013	14,788,714		$0.16	6.67

Granted	7,447,098	$0.06	$0.05

Exercised	—	$—	$—	—

Expired	—	$—	$—	—

Outstanding, December 31, 2014	22,235,812		$0.11	5.07

Granted	1,905,193	$0.05	$0.11

Exercised	(5,364,622)		$0.03

Forfeited	(591,003)		$0.05

Expired	(7,222)		$0.80

Outstanding, December 31, 2015	18,178,158		$0.13	5.54

Exercisable, December 31, 2015	17,879,529		$0.13	5.53

The stock compensation expense for 2015 and 2014 related to warrants was $104,538 and $466,567 respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Officers and Directors

During April 2009, the Company’s Board of Directors authorized the inclusion of the Board members in the Company’s stock option plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board members. Each Board member was granted options to purchase 400,000 shares of the Company’s common stock, valued at approximately $233,000 each, an exercise price range between $0.05 and $0.68 per share. Vesting occurs at the end of each complete calendar quarter served as an independent Board member of the Company at a rate of 20,000 shares each per quarter. The options are exercisable in whole or in part before September 30, 2019. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares. Two board members’ unvested options were forfeited when they resigned the Board in 2014.

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company maintains a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched. Company contributions under the plan were approximately $4,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

Vytex Division:

During 2015, the Vytex Division had product revenue from two major customers Natures Home Solutions and Centrotrade, which comprised 57% and 43% of total Vytex revenue, respectively. During 2014, the Vytex Division had product revenue from two major customers Iberoamericana and Centrotrade, which comprised 20% and 80% of total Vytex revenue, respectively. No amounts were owed to major vendors at December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014, no amount was due from either major customer.

During 2014, the Company’s revenue from this Division was 100% to customers outside of the United States.

Kiron Division:

During 2015, the Kiron Division had service revenue from one major health insurance company, Blue Cross Blue Shield of North Carolina (“BCBS”). BCBS comprised 41.4% for $146,769 of total revenue. At December 31, 2015, the accounts receivable balance from BCBS was $17,606.

During 2014, the Kiron Division had service revenue from Blue Cross Blue Shield of North Carolina that comprised 69.4% for $312,232 of total revenue. At December 31, 2014, the accounts receivable balance from BCBS was $44,033.

During 2015 and 2014, 100% of Kiron’s revenue was earned in the state of North Carolina.

NOTE 13 – RISKS AND UNCERTAINTIES

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

NOTE 14 – SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company’s operating segments are the Vytex Division and the Kiron Division These segments have distinct lines of business, service or distribution methods, separate financial information and are regularly reviewed by management.

The Company completed the acquisition of Kiron on July 1, 2013. Kiron is a vertically integrated sleep diagnostic and treatment practice located in Durham, NC

Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments.

The following sets forth key financial information for our segments for the year ended December 31, 2015:

	Vystar	Kiron	Total
Revenue, net	$47,268	$331,398	$378,666

Loss from continuing operations before income taxes	(1,049,364)	(189,514)	$(1,238,878)

Capital Expenditures, net	—	—	—

Total Assets	554,917	(133,640)	421,277

NOTE 15     SUBSEQUENT EVENTS

Between January 1, 2016 and March 21, 2016, as part of the September 2014 Private Placement Memorandum, updated in June 2015, the Company issued 949,950 common shares for net proceeds of $70,000. The Company also had investors exercise 1,783,335 warrants at $0.03 per share for net proceeds of $53,500.

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

Management strengthened internal control during 2015 by re-engaging its former CFO for the Company, as well as develop stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which enhanced internal control for the Company.

Changes in Internal Control Over Financial Reporting

During 2014 and in the first quarter of 2015, we had a CFO transition in the Company. We integrated a stronger accounting system as well as segregated of duties in numerous key accounting areas.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2015. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since
William R. Doyle	Mr. Doyle, , President and Chief Executive Officer, joined Vystar in 2004 as Vice President Sales & Marketing. He became President and Chief Operating Officer in December 2005. He became Chairman of the Board, President and Chief Executive Officer of Vystar in March 2008. Prior to that, Mr. Doyle served as Vice President of Marketing, Women’s Health, for Matria Healthcare, Inc., a disease management company, from 1999 to 2004. Mr. Doyle spearheaded the initial branding efforts at Matria as well as held responsibility for sales development, training, public relations, and marketing. He has worked in many aspects of healthcare industry for over twenty years encompassing manufacturing, sales, marketing and advertising. In addition to Matria, he has experience with such companies as Isolyser Company, Inc., McGaw, Inc., Lederle Laboratories (now Wyeth), and in an advertising capacity for Novartis Ophthalmics. Mr. Doyle is a member of the Board of Directors of the Georgia Chapter of the March of Dimes. He holds a Bachelor of Science in Biochemistry from Penn State University and Master of Business Administration from Pepperdine University.	58	2005

Mitsy Y. Mangum	Ms Mangum is currently a managing director/partner of Lakeview Capital Partners, LLC. From July 2009 to September 2015, Ms. Mangum was Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	52	2008

Thomas L. Mills

Thomas Mills, the Chairman of the Board is a partner in the Washington, D.C. office of international law firm Winston & Strawn who concentrates his practice on the legislative and regulatory aspects of health care.   He is the Chairman of the firm’s healthcare practice.

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

	68	2014

Michael X. Ianacone

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

Michael holds an A.B. degree from Georgetown University in Washington, D.C. and currently resides in Atlanta, GA.

	68	2014

Ranjit K. Matthan

On March 12, 2015,  Ranjit K. Matthan, Ph.D., an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia and refining the research and development of manufacturing processes for applications using Vytex NRL, such as latex foam, condoms, adhesives, medical devices, etc.

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

Dr. Matthan has received numerous industry awards, including: the prestigious 2014 Institute of Materials, Minerals and Mining, U.K.’s Hancock Medal for his contributions to the development of the environmentally friendly sustainable growth of the global natural rubber industry, and the 2006 KMPhilip Award from the All India Rubber Industries Association for significant contributions toward the development of the Indian Rubber Industry. Dr. Matthan has published over 50 scientific and technical papers on natural rubber and lattices and is an invited speaker at several international conferences including the International Latex Conference.

Dr. Matthan holds an undergraduate degree from St. Stephens College, Delhi University, India and he earned his Ph.D. in Polymer Chemistry from the National College of Rubber Technology, London, England, where he was the first Ph.D. student of Dr. D.C. Blackley whose books and high polymer lattices and emulsion polymerization are the industry standard references.

		73	2015
Jason Meggs	Jason Meggs, based in Raleigh, North Carolina, is currently Senior Vice President, Business Finance for INC Research Holdings, Inc., and leads a global team with responsibility for all business unit financial reporting and analysis, budgeting and forecasting and global customer pricing and contracting. Previously he was Global Vice President, Internal Audit for Quintiles Transnational Corp. after holding other senior global financial roles within the company. Prior to that, he was an Audit Manager and Senior Auditor for Deloitte and Arthur Andersen LLP. He received his bachelor of Business Administration, Accounting from Western Carolina University.	40	2015

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

Meetings of the Board and Committees

During fiscal year 2015, our Board held fourteen meetings, and its Audit Committee held four meetings. Each director attended at least 75% of the meetings of the Board in fiscal year 2015. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com . There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2015 and 2014 and our Chief Financial Officer during 2014.

Name and Principal Position	Salary	Option Awards (1)	All Other Compensation (2)	Total
William R. Doyle (3)
Chairman, Chief Executive Officer and President
2015	$112,500	$66,294	$39,900	$218,694
2014	70,321	100,424	47,039	217,784

W. Dean Waters
Chief Financial Officer
2015	—	—	—	—
2014	4,815	—	—	4,815

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2015 and 2014 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2015 and 2014 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Amounts consist of medical, insurance premiums and 401(K) contributions paid by us on behalf of the named executive officer.

In 2014, William R. Doyle, Chief Executive Officer and President of the Company, received warrants to purchase 1,012,488 shares of common stock share in lieu of $75,424 cash compensation due Mr. Doyle under his employment agreement. Mr. Doyle also received 784,616 shares of common stock in lieu of $39,231 cash compensation due Mr. Doyle under his employment agreement.

In 2015, the Company issued to Mr. Doyle a convertible promissory note with a face value of $37,500 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.08 of principal and interest for each such share. No payments of interest or principal are payable until December 30, 2018

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our executive officers as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
William R. Doyle
	500,000			0.05	10/1/2016
	1,750,000			0.05	2/11/2018
	250,000			0.05	3/14/2021
	500,000			0.05	7/9/2024
	100,000			0.05	6/30/2020

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

Executive Officer	Monthly Severance Programs (1)	Additional Monthly Severance Payments (2)	Continuing Benefits (3)	TOTALS
William R. Doyle	$92,500	$138,750	$962	$232,212

(1)	The amounts represent the aggregate of monthly payments for six (6) months for Mr. Doyle.
(2)	In the event that Mr. Doyle complies with certain restrictive covenants in his employment agreement, after termination without cause, he is additionally entitled to this amount (75% of his base salary) payable in monthly installments over a one (1) year period following the initial six (6) month period of monthly severance payments.
(3)	Consists of health insurance premiums.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
Mitsy Y. Mangum			10,702	10,702
Thomas L. Mills			9,640	9,640
Michael X. Ianacone			9,640	9,640
Ranjit K. Matthan			7,837	7,837
Jason M. Meggs			—	—

(1)

In 2014, Ms. Mangum as a non-employee director was granted 500,000 options at $0.11 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2014.

On September 15, 2014, Mssrs. Mills and Ianacone as non-employee directors were granted 500,000 options at $0.10 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2014.

On March 12, 2015, Dr. Matthan as a non-employee director was granted 500,000 options at $0.08 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning March 30, 2015.

On December 2, 2015, Mr. Meggs as a non-employee director was granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning March 30, 2016.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2015 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2015 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2015 for stock options granted to each of the non-employee directors during fiscal years 2014 and 2015, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2015?? by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2015, adjusted as required by rules promulgated by the SEC.

5% Stockholders
Keith Osborn Atlanta, GA	14,972,637	15.525%
Joseph C Allegra, M.D. Atlanta, GA	14,612,166	15.151%
Gregory Rotman Palm Springs, CA	8,648,333	8.967%
Dean Waters Atlanta, GA	5,519,475	5.723%

Officers & Directors
William R Doyle Atlanta, GA	10,629,125	11.021%
Michael X. Ianacone	1,040,000	1.078%
Michelle Mangum Atlanta, GA	2,315,000	2.400%
Thomas Mills Davidson, MD	1,028,589	1.067%
Ranjit K. Matthan India	500,000	0.518%
Jason M. Meggs Raleigh, NC	500,000	0.518%

All Directors and Executive Officers as a Group	16,012,714	16.603%

Total Shares Outstanding	96,443,907

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2015, each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	9,381,573	618,427
2014 Long Term Incentive Compensation Plan	0	5,000,000
Total	9,381,573	5,618,427

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension.

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

During fiscal year 2015 and 2014, we retained the firm of Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts:

Fee Category	2015($)	2014($)
Audit Fees	63,215	93,433
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	63,215	93,433

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

All services related to audit fees, audit-related fees, tax fees and all other fees provided by PKM during fiscal year 2015 and 2014 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2015.

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

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2015, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the SEC.

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

VYSTAR CORPORATION

Date: April 14, 2016	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 2016.

Signature	Title

/s/ William R. Doyle	Chairman, President, Chief Executive Officer, and Chief Financial Officer
William R. Doyle

/s/ Thomas L. Mills	Director
Thomas L. Mills

/s Michael X. Ianacone	Director
Michael X. Ianacone

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ Ranjit Matthan	Director
Ranjit Matthan

/s/ Jason Meggs	Director
Jason Meggs

