Form 10-Q
period 2016-03-31
Vystar Corp
filed 2016-05-12
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, there were 105,625,242 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2015. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2015 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

2

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2016

Part I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$5,854	$29,059
Accounts receivable, net of allowance for uncollectible amount of $17,398 and $60,266 at March 31, 2016 and December 31, 2015, respectively	47,678	—
Prepaid expenses	139,162	233,816
TOTAL CURRENT ASSETS	192,694	262,875
PROPERTY AND EQUIPMENT, NET	2,701	2,979
OTHER ASSETS
Intangible assets, net	151,503	155,423
TOTAL ASSETS	$346,898	$421,277
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	602,854	592,739
Accrued compensation	29,801	40,137
Accrued expenses	255,144	209,486
TOTAL CURRENT LIABILITIES	2,387,674	2,342,237
Shareholder notes payable	700,068	700,068
TOTAL LIABILITIES	$3,087,742	$3,042,305
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at March 31, 2016 and December 31, 2015 respectively	1	1
Common stock, $0.0001 par value, 150,000,000 shares authorized; 99,627,242 and 96,443,907 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,963	9,644
Additional paid-in capital	23,165,472	22,962,678
Accumulated deficit	(25,916,280)	(25,593,351)
TOTAL STOCKHOLDERS’ DEFICIT	(2,740,844)	(2,621,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,898	$421,277

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE	$54,324	$99,892
COST OF REVENUE	29,259	64,442
Gross Margin	25,065	35,450
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $79,613 and $200,655 in 2016 and 2015, respectively	306,625	421,945
Total Operating Expenses	306,625	421,945
LOSS FROM OPERATIONS	(281,560)	(386,495)
OTHER INCOME (EXPENSE)
Interest income	1	36
Interest expense	(41,370)	(30,798)
Total Other Income (Expense)	(41,369)	(30,762)
NET LOSS	$(322,929)	$(417,257)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	98,035,575	75,040,668

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322,929)	$(417,257)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	79,613	200,655
Allowance for uncollectible accounts receivable	(42,868)	30,439
Depreciation	278	583
Amortization of intangible assets	3,920	3,920
(Increase) decrease in assets
Accounts receivable	(4,810)	17,110
Prepaid expenses	94,654	(54,845)
Increase (decrease) in liabilities
Accounts payable	10,115	(7,401)
Accrued compensation and expenses	35,322	22,450
Net cash used in operating activities	(146,705)	(204,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	70,000	285,000
Exercise of warrants/options	53,500	—
Net cash provided by financing activities	123,500	285,000
NET INCREASE (DECREASE) IN CASH	(23,205)	80,654
CASH - BEGINNING OF YEAR	29,059	73,770
CASH - END OF YEAR	$5,854	$154,424
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$22,195	$14,461
Non-cash conversion of preferred stock	—	192,100

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). On June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. Vystar Corporation is comprised of two segments, a Vytex Division, focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology and a Kiron Division focused on the sleep diagnostic business. Kiron sold the CPAP therapy resupply business and any remaining materials related to CPAP therapy resupply to the Sleepworks, LLC division of Medbridge Home Medical LLC on September 1, 2015 and has subsequently asked that the agreement be modified to include compensation for those patients that have placed a second order through the end of May 2016 .On April 16, 2016, the Vystar Board of Directors voted to authorize the closing of Kiron Clinical Sleep Lab, LLC and stopped performing sleep studies effective April 29, 2016. Closure is targeted for the end of May 2016.

Vystar has expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. Vystar has also completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. The current requests from major mattress manufactures trialing Vytex foam products involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and awaiting feedback, A similar trial is planned for June 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept is scheduled for May 2016. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2016 and 2015.

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

Loss Per Share

Because the Company reported a net loss for the three month periods ended March 31, 2016 and 2015, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 18,178,158 shares and 8,864,906 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, as their effect would be anti-dilutive. Warrants to purchase 18,300,015 shares and 23,321,655 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients. The Kiron segment recognizes revenue each month for sleep services as services are provided and reimbursement is received.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2016 approximate market interest rates for the respective borrowings.

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

Valuation inputs are classified in the following hierarchy:

●	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are directly or indirectly observable valuation inputs for the asset or liability, excluding Level 1 inputs.
●	Level 3 inputs are unobservable inputs for the asset or liability.

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used.

NOTE 3	LIQUIDITY AND GOING CONCERN

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2016, the Company had cash of $5,854 and a deficit in working capital of $2,194,980. Further, at March 31, 2016, the accumulated deficit amounted to $25,916,280. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and services; and competing technological developments. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2016 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2016, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$150,119	$150,119
Accumulated depreciation	(147,418)	(147,140)
	$2,701	$2,979

Depreciation expense for the three months ended March 31, 2016 and 2015 was $278 and $583, respectively.

NOTE 5	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents. The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	March 31, 2016	December 31, 2015
Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(96,120)	(92,200)
Intangible assets, net	$151,503	$155,423

Amortization expense for the three months ended March 31, 2016 and 2015 was $3,920 for both periods.

NOTE 6	INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 7	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.73% at March 31, 2016), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2016 was 5.73%.

Other terms of the CMA Note include:

●	The Note is unsecured;
●	No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and
●	As compensation to the directors for providing the Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight line basis over the term of the Note.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and nine months ended March 31, 2016 and March 31, 2015.

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

On April 29, 2015 the maturity date of the CMA Note was extended to April 29, 2016. No consideration was awarded the CMA members based on this extension.

On April 29, 2016, the maturity date for the CMA Note was verbally extended to April 29, 2017 as the paperwork was being assembled. No consideration was awarded to the CMA members based on this extension.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2016	December 31, 2015
Shareholder notes payable	$700,068	$700,068
Accrued interest	231,121	213,667
Total Shareholder Notes Payable	$931,189	$913,735

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of March 31, 2016 of $931,189 including accrued interest, is approximately $0.055 per share or 16,806,654 shares of the Company’s common stock. The face value of the Shareholder Notes at March 31, 2016 is $700,068.

NOTE 8	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company issued 1,400,000 shares of common stock to three (3) accredited investors during the quarter ended March 31, 2016. Total gross proceeds of the issuances were $70,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the quarter ended March 31, 2016, the Company had 1,783,335 common stock warrants exercised at $0.03 per share for $53,500.

Cumulative Convertible Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and was convertible at a conversion price of $0.075 per common share at the option of the holder after a six-month holding period. The conversion price was lowered to $0.05 per common share for those holders who invested an additional $25,000 or more in the Company’s common stock in the aforementioned September 2014 Private Placement. The holder may convert up to 5% of the shares to common shares per month. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

At March 31, 2016, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $39,373, and could be converted into 3,553,050 shares of common stock, at the option of the holder.

NOTE 9	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $79,613 and $200,655 of stock-based compensation expense for the three month period ended March 31, 2016 and 2015, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees. As of March 31, 2106, $311,424 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the three months ended March 31, 2016:

●	Expected Dividend Yield – because we do not currently pay dividends, the expected dividend yield is zero;
●	Expected Volatility in Stock Price – volatility based on our own trading activity was used to determine expected volatility;
●	Risk-free Interest Rate – reflects the average rate on a United States Treasury Bond with a maturity equal to the expected term of the option; and
●	Expected Life of Award – because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2016, there were 618,427 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2015. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three month period ended March 31, 2016. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	9,381,573	$0.16	5.10
Granted	—
Exercised	—
Forfeited	—
Outstanding, March 31, 2016	9,381,573	$0.16	4.85
Exercisable, March 31, 2016	6,858,271	$0.21	6.37

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2016
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	118.49%
Risk-Free Interest Rate	2.22%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s warrant activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	18,178,158		$0.13	5.54
Granted	1,563,284	$0.06	$0.07	9.77
Exercised	(1,783,335)		$0.03
Forfeited	—
Expired	—
Outstanding, March 31, 2016	17,958,107		$0.13	6.21
Exercisable, March 31, 2016	17,097,829		$0.13	6.41

The Company issued 1,563,284 warrants for services during the three months ended March 31, 2016 at exercise prices from $0.06 to $0.08 per share, exercisable over a period of ten years from the grant date. All of the warrants with the exception of 745,664 vested immediately with the 745,664 warrants vesting one-twelfth per month over a one-year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above. The total amount of the fair value was $104,981 and is recorded as noncash share-based compensation expense as vesting occurs.

NOTE 10	SUBSEQUENT EVENTS

On April 7, 2016, the Company entered an agreement to sell a total of 10,000,000 common stock shares for $500,000 as part of the September 2014 Private Placement Memorandum, updated in June 2015. The Company has received $400,000 under the agreement and upon receipt of the investment balance; the Company will issue 10,000,000 common stock shares.

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

We expanded our operations, particularly increasing market acceptance and sales of Vytex NRL through our operating agreement with CT Group (“CT”). The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance. Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle. If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review. Our focus on the consumer foam arena will greatly increase the global production and use of Vytex NRL and includes other licensees as well as the CT Group. The CT Group was recently purchased by Halcyon Agri, based out of Singapore and is now under due diligence with the Sinochem Group of Beijing, China.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

	Three Months Ended March 31,		Consolidated
	2016	2015	$ change	% change
	Consolidated	Consolidated
Revenue, net	$54,324	$99,892	$(45,568)	(45.6%)
Cost of revenue	29,259	64,442	(35,183)	(54.6%)
Gross margin	$25,065	$35,450	$(10,385)	(29.3%)

Revenues

Revenues for the three months ended March 31, 2016 and 2015 from the consolidated Company were $54,324 and $99,892, respectively, for a decrease of $45,568 or 45.6%. The decrease in revenues from operations was due to a decrease in fees from Kiron. The decrease in fee revenue and cost of revenue from Kiron was due to a number of factors, principal of which was the elimination of the unprofitable DME business. For the consolidated Company, gross margin decreased from $35,450 for the period ended March 31, 2015 to $25,065 for the period ended March 31, 2016 for a decrease of $10,385 or 29.3%.

Operating Expenses

	Three Months Ended March 31,		Consolidated
	2016	2015	$ change	% change
Operating Expenses
General and administrative	306,625	421,945	(115,320)	(27.3%)
Total operating expenses	$306,625	$421,945	$(115,320)	(27.3%)

The Company’s consolidated operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. Operating expenses were $306,625 and $421,945 for the three months ended March 31, 2016 and 2015, respectively, for a decrease of $115,320 or 27.3%. The decrease was due primarily to the elimination of the Company’s former acting Chief Financial Officer as well as a reduction in third-party contract services.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2016 consisted of interest expense of $41,370 and interest income of $1. This compares to interest expense of $30,798 and interest income of $36 for the three months ended March 31, 2015. The increase in interest expense for the quarter ended March 31, 2016 versus the same quarter in 2015 was attributable to an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes.

Net Loss

Net loss was $322,929 and $417,257 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $94,328 or 22.6% in the net loss. The smaller net loss the Company experienced in the quarter ended March 31, 2016 versus the same period in 2015 was primarily attributable to the elimination of the Company’s former acting Chief Financial Officer as well as a reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2016, the Company had cash of $5,854 and a deficit in working capital of $2,194,980. Further, at March 31, 2016, the accumulated deficit amounted to $25,916,280. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

The Company’s expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and services; and competing technological developments. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company have achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2016 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2016, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2016 and 2015, net cash used in operations was $146,705 and $204,346 respectively. The negative cash flow for the three months ended March 31, 2016 resulted primarily from the net loss of $322,929 and a decrease in allowance for uncollectible accounts receivable of $42,868 offset by non-cash charges related to non-cash share-based compensation expense of $79,613, prepaid expenses of $94,654, and accounts payable of $10,115. The negative cash flow for the three months ended March 31, 2015 resulted primarily from the net loss of $417,257, and an increase in prepaid expenses of $54,845 offset by non-cash charges related to non-cash share-based compensation expense of $200,655, allowance for uncollectible accounts receivable of $30,439, and accrued compensation and expenses of $22,450.

For the three months ended March 31, 2016 and 2015, the company had no investing activity.

Net cash provided by financing activities for the three months ended March 31, 2016 was $70,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants. Net cash provided by financing activities for the three months ended March 31, 2015 was $285,000 from the sale of common stock.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 15, 2016, Kiron Clinical Sleep Lab, LLC was notified by a Certified Letter from The North Carolina Secretary of State that Henry Clifford Baggett, Dr H. C. Baggett, P.A. of Raleigh, NC had filed a Complaint for Money Owed in the General Court of Justice District Court Division - Small Claims for $9,810.00 for services rendered under his contract for the months ended November 2015 and December 2015. The Company has made full payment for these services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in the Quarter Ended March 31, 2016, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock Financings

From December 31, 2015 through March 31, 2016, the Company issued 1,400,000 shares of common stock at $0.05 per share for $70,000.

(b)	Stock Option Grants

From December 31, 2015 through March 31, 2016, the Company did not grant any stock options.

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

VYSTAR CORPORATION

Date: May 12, 2016	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director

