Form 10-Q
period 2016-06-30
Vystar Corp
filed 2016-08-19
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 19, 2016, there were 111,954,708 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2016

Part I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$279,790	$29,059
Accounts receivable, net of allowance for uncollectible amount of $17,398 and $60,266 at June 30, 2016 and December 31, 2015, respectively	47,678	—
Prepaid expenses	79,507	233,816
TOTAL CURRENT ASSETS	406,975	262,875
PROPERTY AND EQUIPMENT, NET	2,701	2,979
OTHER ASSETS
Intangible assets, net	147,583	155,423
TOTAL ASSETS	$557,259	$421,277
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	499,820	592,739
Accrued compensation	31,347	40,137
Accrued expenses	253,028	209,486
TOTAL CURRENT LIABILITIES	2,284,070	2,342,237
Shareholder notes payable	700,068	700,068
TOTAL LIABILITIES	$2,984,138	$3,042,305
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at June 30, 2016 and December 31, 2015 respectively	1	1
Common stock, $0.0001 par value, 150,000,000 shares authorized; 111,954,708 and 96,443,907 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	11,195	9,644
Additional paid-in capital	23,818,591	22,962,678
Accumulated deficit	(26,256,666)	(25,593,351)
TOTAL STOCKHOLDERS’ DEFICIT	(2,426,879)	(2,621,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$557,259	$421,277

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$2,793	$20,722	$7,623	$23,324
COST OF REVENUE	6,305	7,210	12,973	13,475
Gross Margin	(3,512)	13,512	(5,350)	9,849
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $154,441 and $72,313 for the three months ended June 30, 2016 and 2015, respectively and $233,964 and $272,968 for the six months ended June 30, 2016 and 2015, respectively	316,638	316,025	631,591	651,083
Total Operating Expenses	316,638	316,025	631,591	651,083
LOSS FROM OPERATIONS	(320,150)	(302,513)	(636,941)	(641,234)
OTHER INCOME (EXPENSE)
Interest income	—	3	1	39
Other income	—	(15,899)	35	(15,899)
Interest expense	(61,805)	(38,397)	(101,454)	(69,359)
Total Other Income (Expense)	(61,805)	(54,293)	(101,418)	(85,219)

LOSS FROM CONTINUING OPERATIONS	(381,955)	(356,806)	(738,359)	(726,453)

DISCONTINUED OPERATIONS	53,160	3,338	75,044	(54,248)

NET LOSS	$(328,795)	$(353,468)	$(663,315)	$(780,701)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	105,790,975	83,265,600	102,672,286	78,363,623

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(663,315)	$(780,701)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	233,964	272,968
Allowance for uncollectible accounts receivable	(42,868)	29,753
Depreciation	278	962
Amortization of intangible assets	7,840	7,840
(Increase) decrease in assets
Accounts receivable	(4,810)	12,772
Prepaid expenses	154,309	83,642
Increase (decrease) in liabilities
Accounts payable	(92,919)	(100,519)
Accrued compensation and expenses	34,752	32,315
Net cash used in operating activities	(372,769)	(440,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	570,000	340,500
Exercise of warrants/options	53,500	65,736

Net cash provided by financing activities	623,500	406,236

NET INCREASE (DECREASE) IN CASH	250,731	(34,732)

CASH - BEGINNING OF YEAR	29,059	73,770

CASH - END OF YEAR	$279,790	$39,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$44,905	$43,710
Non-cash conversion of preferred stock	—	192,100

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”) and is focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology.

Vystar has expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. Vystar has also completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. The current requests from major mattress manufactures trialing Vytex foam products involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and feedback has been very positive A similar trial is planned for October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month and six month periods ended June 30, 2016 and 2015.

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

Loss Per Share

Because the Company reported a net loss for the six month periods ended June 30, 2016 and 2015, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 9,218,271 shares and 8,444,906 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, as their effect would be anti-dilutive. Warrants to purchase 18,014,582 shares and 21,240,616 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

The Kiron segment bills insurance providers and patients directly and is dependent on the practice’s ability to collect from healthcare insurance providers and from its patients. The Kiron segment recognized revenue each month for sleep services as services were provided and continues to collect reimbursement and patient payments until all is received either via normal processes or collections.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2016 approximate market interest rates for the respective borrowings.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At June 30, 2016, the Company had cash of $279,790 and a deficit in working capital of $1,877,095. Further, at June 30, 2016, the accumulated deficit amounted to $26,256,666. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision to discontinue the operations of the Kiron division acquired in June 2013.

The Kiron division revenue was $26,957 and $101,972 for the three month period ended June 30, 2016 and 2015, respectively and $76,450 and $199,261 for the six month period ended June 30, 2016 and 2015, respectively. Gains (Losses) from discontinued operations were $53,160 and $3,338 for the three month period ended June 30, 2016 and 2015, respectively and $75,044 and ($54,248) for the six month period ended June 30, 2016 and 2015, respectively.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015

Furniture, fixtures and equipment	$150,119	$150,119
Accumulated depreciation	(147,418)	(147,140)

	$2,701	$2,979

Depreciation expense for the three months ended June 30, 2016 and 2015 was $278 and $379, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $278 and $962, respectively.

NOTE 6	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents. The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	June 30, 2016	December 31, 2015

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(100,040)	(92,200)

Intangible assets, net	$147,583	$155,423

Amortization expense for the three months ended June 30, 2016 and 2015 was $3,920. Amortization expense for the six months ended June 30, 2016 and 2015 was $7,840.

NOTE 7	INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.72% at June 30, 2016), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2016 was 5.69%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and six months ended June 30, 2016 and June 30, 2015.

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

On April 29, 2016, the maturity date for the CMA Note has been extended to April 29, 2017. No consideration was awarded to the CMA members based on this extension.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	June 30, 2016	December 31, 2015

Shareholder notes payable	$700,068	$700,068
Accrued interest	248,574	213,667

Total Shareholder Notes Payable	$948,642	$913,735

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of June 30, 2016 of $948,642 including accrued interest, is approximately $0.055 per share or 17,122,537 shares of the Company’s common stock. The face value of the Shareholder Notes at June 30, 2016 is $700,068.

NOTE 9	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company issued 12,480,000 shares of common stock to six (6) accredited investors during the six months ended June 30, 2016. Total gross proceeds of the issuances were $570,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the six months ended June 30, 2016, the Company had 1,783,335 common stock warrants exercised at $0.03 per share for $53,500.

On June 30, 2016, the Company issued 997,466 common shares as compensation under the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013 and amended February 2014 and 250,000 common shares as compensation under the Company’s Business Development Agreement with Byron Novosad executed in February 26, 2014.

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

At June 30, 2016, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $42,820, and could be converted into 3,622,001 shares of common stock, at the option of the holder.

NOTE 10	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $154,441 and $72,313 of stock-based compensation expense for the three month period ended June 30, 2016 and 2015, respectively, and $233,964 and $272,968 of stock-based compensation expense for the six month period ended June 30, 2016, and 2015, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees. As of June 30, 2016, $212,327 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the six months ended June 30, 2016:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2016, there were 618,427 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2015. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six month period ended June 30, 2016. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2015	9,381,573	$0.16	5.10

Granted	—

Exercised	—

Forfeited	(163,302)

Outstanding, June 30, 2016	9,218,271	$0.15	4.63

Exercisable, June 30, 2016	6,816,070	$0.20	6.09

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2016
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	119.46%
Risk-Free Interest Rate	2.21%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s warrant activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2015	18,178,158		$0.13	5.54

Granted	1,619,760	$0.07	$0.07	9.53

Exercised	(1,783,336)		$0.03

Forfeited	—

Expired	—

Outstanding, June 30, 2016	18,014,582		$0.13	5.96

Exercisable, June 30, 2016	17,606,016		$0.13	5.99

The Company issued 1,619,760 warrants for services during the six months ended June 30, 2016 at exercise prices from $0.05 to $0.08 per share, exercisable over a period of ten years from the grant date. All of the warrants with the exception of 745,664 vested immediately with the 745,664 warrants vesting one-twelfth per month over a one-year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above. The total amount of the fair value was $108,250 and is recorded as noncash share-based compensation expense as vesting occurs.

NOTE 11	SUBSEQUENT EVENTS

On August 15, 2016, the Company received notice from the holder of a Shareholder Promissory Note (“Note”) with a face value of $100,000 that the Company was in default under the terms of the Note and was calling for the principal and accrued interest be paid. The outstanding balance due under the Note as of June 30, 2016 was $154,986. The Company is in negotiations with the holder of the Note to resolve this issue.

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

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also, Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. Vystar has also completed a trial to procure pillows made with Vytex NRL for global and domestic use with another trial planned for SE Asia. The sample runs performed in both the European and SE Asian trials have led to manufacturing for mattress cores and pillows for domestic mattress manufacturers and possibly finished goods. Vystar entered into discussions in July 2015 with a large international maker of natural rubber latex foam cores, who has an American subsidiary and distribution center to supply foam of varying thicknesses and firmness to handle global and domestic business for retail outlets and its online offerings. Vytex NRL passed the first trial phase at the American facility and is currently in the process of doing a full manufacturing run which will determine the starting level of domestic production.

Working through distribution with global manufacturers, Vystar has been able to secure a commitment from a major manufacturer of dielectric gloves that have qualified Vytex to run on a full production line with potential to move to others lines and more of their international locations. Vystar has also progressed well in pilot line trials with a major women’s apparel retailer. We are expanding our usage of Vytex with a worldwide manufacturer of cold seal adhesives to complement the current business in sports shoes.

By introducing several new versions of Vytex at the ILC meeting min-2015, we have secured several trials with manufacturers in the toy arena who desire the lowest levels of nitrosamine per European standards. Also as an alternative raw material has ceased production, a catheter manufacturer is now trialing Vytex for their internal balloons.

A small trial is commencing with an American manufacturer of exam gloves, using Vytex, as requested by a major outpatient provider of services.

In the foam arena, Vystar’s partner NHS believes Vytex, Natural Rubber Latex (NRL), is the future for pure natural latex in the home furnishings marketplace. Vytex is the only eco-friendly and pure latex that will allow the industry to accentuate consistent sales growth and superior market penetration. Our ability to innovate and integrate pure natural Vytex as the key component in the mattress and upholstery industry will allow us to capitalize on the consumer’s thirst for pure 100% natural products in her living room and bedroom. NHS’ unique product development, pricing strategy, unlimited supply chain capabilities, together with the benefit of a natural, eco-friendly product will revolutionize the home furnishing industry. NHS recently completed the first of several international bed lines that will be launching in the next two quarters. Supply levels of Vytex in the US, Europe, India and the Far East, are being stockpiled for distribution to our industry partners.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

	Three Months Ended June 30,						Continuing
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued		Continuing	Discontinued
Revenue, net	$2,793	$26,957	$29,750	$20,722	$101,972	$122,694	$(17,929)	(86.5%)	$(92,944)	(75.8%)
Cost of revenue	6,305	3,889	10,194	7,210	55,422	62,632	(905)	(12.6%)	(52,438)	(83.7%)
Gross margin	$(3,512)	$23,068	$19,556	$13,512	$46,550	$60,062	$(17,024)	(126.0%)	$(40,506)	(67.4%)

Revenues

Revenues for the three months ended June 30, 2016 and 2015 from the Company were $29,750 and $122,694, respectively, for a decrease of $92,944 or 75.8%. The decrease in revenues from operations was due to a decrease in fees from Kiron. The decrease in fee revenue and cost of revenue from Kiron was due to a number of factors, principal of which was the elimination of the unprofitable DME business. Revenues for the three months ended June 30, 2016 and 2015 from the Company’s continuing operations were $2,793 and $20,722, respectively, for a decrease of $17,929 or 86.5%. The decrease in revenues from continuing operations was due to the drop in raw latex prices and the resultant drop in Vytex licensing fees.

For the Company, gross profit fell from $60,062 for the period ended June 30, 2015 to $19,556 for the period ended June 30, 2016, a decrease of $40,506 or 67.4%. Gross margin/(loss) from continuing operations for the three months ended June 30, 2016 and 2015 was ($3,512) and $13,512, respectively, for a decrease of $17,024 or 126.0%. Cost of revenue for the three months ended June 30, 2016 and 2015 was $6,305 and $7,210, respectively a decrease of $905 or 12.6%.

Operating Expenses

	Three Months Ended June 30,						Continuing
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued		Continuing	Discontinued
Operating Expenses
General and administrative	$316,638	$(25,777)	$290,861	$316,025	$43,149	$359,174	$613	0.2%	$(68,313)	(19.0%)
Total operating expenses	$316,638	$(25,777)	$290,861	$316,025	$43,149	$359,174	$613	0.2%	$(68,313)	(19.0%)

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $290,861 and $359,174 for the three months ended June 30, 2016 and 2015, respectively, for a decrease of $68,313 or 19.0%. This was primarily the result of the closing of the Kiron division and resulting vendor credits. The Company’s operating expenses from continuing operations were $316,638 and $316,025 for the three months ended June 30, 2016 and 2015, respectively, for an increase of $613 or 0.2%.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2016 consisted of interest expense of $61,805. This compares to interest expense of $38,397 and interest income of $3 for the three months ended June 30, 2015. The increase in interest expense for the quarter ended June 30, 2016 versus the same quarter in 2015 was attributable to an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes.

Net Loss

Net loss was $328,795 and $353,468 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $24,673 or 7.0% in the net loss. The smaller net loss the Company experienced in the quarter ended June 30, 2016 versus the same period in 2015 was primarily attributable to the elimination of the Company’s former acting Chief Financial Officer as well as a reduction in third-party contract services.

Comparison of the Six Months Ended June 30, 2016 with the Six Months Ended June 30, 2015

	Six Months Ended June 30,						Continuing
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued		Continuing	Discontinued
Revenue, net	$7,623	$76,451	$84,074	$23,324	$199,262	$222,586	$(15,701)	(67.3%)	$(138,512)	(62.2%)
Cost of revenue	12,973	33,860	46,833	13,475	115,611	129,086	(502)	(3.7%)	(82,253)	(63.7%)
Gross margin	$(5,350)	$42,591	$37,241	$9,849	$83,651	$93,500	$(15,199)	(154.3%)	$(56,259)	(60.2%)

Revenues

Revenues for the six months ended June 30, 2016 and 2015 from the Company were $84,074 and $222,586, respectively, for a decrease of $138,512 or 62.2%. The decrease in revenues from operations was due to a decrease in fees from Kiron. The decrease in fee revenue and cost of revenue from Kiron was due to a number of factors, principal of which was the elimination of the unprofitable DME business. Revenues for the six months ended June 30, 2016 and 2015 from the Company’s continuing operations were $7,623 and $23,324, respectively, for a decrease of $15,701 or 67.3%. The decrease in revenues from continuing operations was due to the drop in raw latex prices and the resultant drop in Vytex licensing fees.

For the Company, gross margin fell from $93,500 for the period ended June 30, 2015 to $37,421 for the period ended June 30, 2016, a decrease of $56,259 or 60.2%. Gross margin/(loss) from continuing operations for the three months ended June 30, 2016 and 2015 was ($5,350) and $9,849, respectively, for a decrease of $15,199 or 154.3%. Cost of revenue for the three months ended June 30, 2016 and 2015 was $12,973 and $13,475, respectively a decrease of $502 or 3.7%.

Operating Expenses

	Six Months Ended June 30,						Continuing
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued		Continuing	Discontinued
Operating Expenses
General and administrative	$631,591	$(29,858)	$601,733	$651,083	$137,715	$788,798	$(19,492)	(3.0%)	$(187,065)	(23.7%)
Total operating expenses	$631,591	$(29,858)	$601,733	$651,083	$137,715	$788,798	$(19,492)	(3.0%)	$(187,065)	(23.7%)

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $601,733 and $788,798 for the six months ended June 30, 2016 and 2015, respectively, for a decrease of $187,065 or 23.7%. This was primarily the result of the closing of the Kiron division and resulting vendor credits. The Company’s operating expenses from continuing operations were $631,591 and $651,083 for the six months ended June 30, 2016 and 2015, respectively, for a decrease of $19,492 or 3.0%.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2016 consisted of interest expense of $101,454 and interest income of $1. This compares to interest expense of $69,359 and interest income of $39 for the six months ended June 30, 2015. The increase in interest expense for the period ended June 30, 2016 versus the same period in 2015 was attributable to an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes.

Net Loss

Net loss was $663,315 and $780,701 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $117,386 or 15.0% in the net loss. The smaller net loss the Company experienced in the period ended June 30, 2016 versus the same period in 2015 was primarily attributable to the elimination of the Company’s former acting Chief Financial Officer as well as a reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At June 30, 2016, the Company had cash of $279,790 and a deficit in working capital of $1,877,095. Further, at June 30, 2016, the accumulated deficit amounted to $26,256,666. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the six months ended June 30, 2016 and 2015, net cash used in operations was $372,769 and $440,968 respectively. The negative cash flow for the six months ended June 30, 2016 resulted primarily from the net loss of $663,315 and a decrease in allowance for uncollectible accounts receivable of $42,868 offset by non-cash charges related to non-cash share-based compensation expense of $233,964 and prepaid expenses of $154,309. The negative cash flow for the six months ended June 30, 2015 resulted primarily from the net loss of $780,701, and an increase in accounts payable of $100,519 offset by non-cash charges related to non-cash share-based compensation expense of $272,968, allowance for uncollectible accounts receivable of $29,753, and an increase in prepaid expenses of $83,642.

For the six months ended June 30, 2016 and 2015, the company had no investing activity.

Net cash provided by financing activities for the six months ended June 30, 2016 was $570,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2015 was $340,500 from the sale of common stock and $65,736 from the exercise of warrants.

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

(A)	Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 15, 2016, Kiron Clinical Sleep Lab, LLC was notified by a Certified Letter from The North Carolina Secretary of State that Henry Clifford Baggett, Dr H. C. Baggett, P.A. of Raleigh, NC had filed a Complaint for Money Owed in the General Court of Justice District Court Division - Small Claims for $9,810.00 for services rendered under his contract for the months ended November 2015 and December 2015. The Company has made full payment for these services. The Company also settled Dr. Cliff Baggett’s final invoices and has no further financial commitment to him.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in for the six months ended June 30, 2016, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock Financings

From December 31, 2015 through June 30, 2016, the Company issued 11,400,000 shares of common stock at $0.05 per share for $570,000.

(b)	Stock Option Grants

From December 31, 2015 through June 30, 2016, the Company did not grant any stock options.

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

VYSTAR CORPORATION

Date: August 19, 2016	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director

