Form 10-Q
period 2016-09-30
Vystar Corp
filed 2016-11-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 112,475,237 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2016

Part I.       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VYSTAR CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$117,640	$29,059
Accounts receivable, net of allowance for uncollectible amount of $0 and $60,266 at September 20, 2016 and December 31, 2015, respectively	28,500	—
Prepaid expenses	81,803	233,816
TOTAL CURRENT ASSETS	227,943	262,875
PROPERTY AND EQUIPMENT, NET	—	2,979
OTHER ASSETS
Intangible assets, net	143,663	155,423
TOTAL ASSETS	$371,606	$421,277
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	597,405	592,739
Accrued compensation	17,087	40,137
Accrued expenses	261,442	209,486
TOTAL CURRENT LIABILITIES	2,375,809	2,342,237
Shareholder notes payable	700,068	700,068
TOTAL LIABILITIES	$3,075,877	$3,042,305
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at September 30, 2016 and December 31, 2015 respectively	1	1
Common stock, $0.0001 par value, 150,000,000 shares authorized; 111,954,708 and 96,443,907 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11,195	9,644
Additional paid-in capital	23,864,360	22,962,678
Accumulated deficit	(26,579,827)	(25,593,351)
TOTAL STOCKHOLDERS' DEFICIT	(2,704,271)	(2,621,028)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$371,606	$421,277

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$29,642	$19,403	$37,264	$42,727

COST OF REVENUE	3,000	4,363	15,973	17,838
Gross Margin	26,642	15,040	21,291	24,889
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $74,253 and $32,332 for the three months ended September 30, 2016 and 2015, respectively and $379,301 and $305,297 for the nine months ended September 30, 2016 and 2015, respectively	247,422	210,670	902,286	874,837
Total Operating Expenses	247,422	210,670	902,286	874,837
LOSS FROM OPERATIONS	(220,780)	(195,630)	(880,995)	(849,948)
OTHER INCOME (EXPENSE)
Interest income	—	1	1	40
Other income	(14,456)	—	(14,456)	(15,899)
Interest expense	(40,125)	(38,743)	(134,233)	(108,102)
Total Other Income (Expense)	(54,581)	(38,742)	(148,688)	(123,961)

LOSS FROM CONTINUING OPERATIONS	(275,361)	(234,372)	(1,029,683)	(973,909)
DISCONTINUED OPERATIONS	(31,030)	(7,160)	43,207	(64,741)
NET LOSS	$(306,391)	$(241,532)	$(986,476)	$(1,038,650)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss per share from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	111,954,708	86,254,834	104,995,141	80,647,751

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(986,476)	$(1,038,650)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	379,301	305,297
Allowance for uncollectible accounts receivable	(60,266)	(712)
Depreciation	278	1,330
Amortization of intangible assets	11,760	11,760
Decrease in assets
Accounts receivable	31,766	53,978
Inventory	—	3,449
Prepaid expenses	52,445	86,945
Increase (decrease) in liabilities
Accounts payable	4,666	(39,931)
Accrued compensation and expenses	28,906	106,015
Net cash used in operating activities	(537,620)	(510,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	2,701	—
Net cash provided by investing activities	2,701	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	570,000	385,500
Exercise of warrants/options	53,500	113,454
Net cash provided by financing activities	623,500	498,954

NET INCREASE (DECREASE) IN CASH	88,581	(11,565)

CASH - BEGINNING OF YEAR	29,059	73,770
CASH - END OF YEAR	$117,640	$62,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$96,176	$58,791
Non-cash conversion of preferred stock	—	192,100

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1        DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex ("NRL”) and is focused on expanding the licensing and utilization of its proprietary source natural rubber latex technology.

Vystar has expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. Vystar has also completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. The current requests from major mattress manufactures trialing Vytex foam products involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and feedback has been very positive. A similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

NOTE 2        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month and nine month periods ended September 30, 2016 and 2015.

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

Loss Per Share

Because the Company reported a net loss for the nine-month periods ended September 30, 2016 and 2015, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 9,718,271 shares and 8,444,906 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, as their effect would be anti-dilutive.  Warrants to purchase 18,084,609 shares and 19,688,370 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

Vystar derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2016 approximate market interest rates for the respective borrowings.

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

NOTE 3        LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2016, the Company had cash of $117,640 and a deficit in working capital of $2,147,866.  Further, at September 30, 2016, the accumulated deficit amounted to $26,579,827.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2016 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2017, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4        DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision in May 2016 to discontinue the operations of the Kiron division acquired in June 2013.

The Kiron division revenue was $4,538 and $77,045 for the three-month period ended September 30, 2016 and 2015, respectively; and $80,988 and $276,306 for the nine-month period ended September 30, 2016 and 2015, respectively. Gains (Losses) from discontinued operations were ($31,030) and ($7,160) for the three month period ended September 30, 2016 and 2015, respectively and $43,207 and ($64,741) for the nine month period ended September 30, 2016 and 2015, respectively.

NOTE 5        PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$8,522	$150,119
Accumulated depreciation	(8,522)	(147,140)
	$—	$2,979

Depreciation expense for the three months ended September 30, 2016 and 2015 was $0 and $368, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $278 and $1,330, respectively.

The Company disposed of all of the Kiron Division’s equipment and leasehold improvements resulting in a net $2,701 of proceeds.

NOTE 6        INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	September 30, 2016	December 31, 2015
Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(103,960)	(92,200)
Intangible assets, net	$143,663	$155,423

Amortization expense for the three months ended September 30, 2016 and 2015 was $3,920. Amortization expense for the nine months ended September 30, 2016 and 2015 was $11,760.

NOTE 7        INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8        NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (5.8125% at September 30, 2016), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the nine months ended September 30, 2016 was 5.72%.

Other terms of the CMA Note include:

  The Note is unsecured;
  No payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable; and
  As compensation to the directors for providing the Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, which was the closing price of the Company’s stock on April 29, 2011, which vest 20% immediately and 10% upon each draw by the Company of $100,000 under the Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. The costs are being amortized on a straight-line basis over the term of the Note.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and nine months ended September 30, 2016 and September 30, 2015.

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

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	September 30, 2016	December 31, 2015
Shareholder notes payable	$700,068	$700,068
Accrued interest	266,220	213,667
Total Shareholder Notes Payable	$966,288	$913,735

Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of September 30, 2016 of $966,288 including accrued interest, is approximately $0.055 per share or 17,441,891 shares of the Company’s common stock. The face value of the Shareholder Notes at September 30, 2016 is $700,068.

On August 15, 2016, the Company received notice from the holder of a Shareholder Promissory Note (“Note”) with a face value of $100,000 that the Company was in default under the terms of the Note and was calling for the principal and accrued interest be paid. The outstanding balance due under the Note as of September 30, 2016 was $154,986. The Company has agreed to terms that pay off the Note over a period of time extending in to 2017.

NOTE 9        STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company issued 12,480,000 shares of common stock to six (6) accredited investors during the nine months ended September 30, 2016. Total gross proceeds of the issuances were $570,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the nine months ended September 30, 2016, the Company had 1,783,335 common stock warrants exercised at $0.03 per share for $53,500.

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

At September 30, 2016, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $46,305, and could be converted into 3,691,709 shares of common stock, at the option of the holder.

NOTE 10        SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $74,253 and $32,332 of stock-based compensation expense for the three month period ended September 30, 2016 and 2015, respectively, and $379,301 and $305,297 of stock-based compensation expense for the nine month period ended September 30, 2016, and 2015, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of September 30, 2016, $192,768 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the nine months ended September 30, 2016:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2016, there were 181,279shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2015. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The fair value of each common stock option issued is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes all stock option activity of the Company for the period.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

2016
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	145.82%
Risk-Free Interest Rate	1.87%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2015	9,381,573	$0.16	5.10

Granted	500,000	$0.05	9.63

Exercised	—

Forfeited	(163,302)	$0.44

Outstanding, September 30, 2016	9,718,271	$0.15	4.67

Exercisable, September 30, 2016	7,148,271	$0.19	6.15

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2016
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	120.75%
Risk-Free Interest Rate	2.18%
Expected Life of Stock Awards – Years	10.0

The following table represents the Company’s warrant activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2015	18,178,158		$0.13	5.54

Granted	1,689,786	$0.06	$0.07	9.31

Exercised	(1,783,335)		$0.03

Forfeited	—

Expired	—

Outstanding, September 30, 2016	18,084,609		$0.11	5.72

Exercisable, September 30, 2016	17,583,831		$0.11	5.78

The Company issued 1,689,786 warrants for services during the nine months ended September 30, 2016 at exercise prices from $0.03 to $0.10 per share, exercisable over a period of ten years from the grant date.  All of the warrants with the exception of 745,664 vested immediately with the 745,664 warrants vesting one-twelfth per month over a one-year period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option-pricing model and assumptions as detailed above.  The total amount of the fair value was $111,254 and is recorded as noncash share-based compensation expense as vesting occurs.

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

We expanded our operations, particularly increasing market acceptance and sales of Vytex NRL through our operating agreement with CT Group (“CT”). The decision to convert to Vytex NRL is impacted by many functional areas including research and development, manufacturing, sales, marketing, purchasing and finance. Each of these areas has a significantly different decision-making role per company thus the large difference in the sales cycle. If the product is regulated and requires regulatory clearances or approvals prior to commercialization, the sales cycle could be extended by another nine to twelve months for testing, filing and agency review. Our focus on the consumer foam arena will greatly increase the global production and use of Vytex NRL and includes other licensees as well as the CT Group. The CT Group was recently purchased by Halcyon Agri, based out of Singapore who is majority owned by the Sinochem Group of Beijing, China.

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

Recently, after two presentations to technical audiences and much publicity surrounding the foam line launch, Vystar has been approached by companies with novel ideas that include the use of its Vytex NRL raw material. Also, Vystar has also completed trials with European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas. Vystar has also completed a trial to procure pillows made with Vytex NRL for global and domestic use with another trial planned for SE Asia. The sample runs performed in both the European and SE Asian trials have led to manufacturing for mattress cores and pillows for domestic mattress manufacturers and possibly finished goods. Vystar entered into discussions in July 2015 with a large international maker of natural rubber latex foam cores, who has an American subsidiary and distribution center to supply foam of varying thicknesses and firmness to handle global and domestic business for retail outlets and its online offerings. Vytex NRL passed the first trial phase at the American facility and will pursue doing a full manufacturing run which will determine the starting level of domestic production.

Working through distribution with global manufacturers, Vystar has been able to secure a commitment from a major manufacturer of dielectric gloves that have qualified Vytex to run on a full production line with potential to move to others lines and more of their international locations. Vystar has also progressed well in pilot line trials with a major women’s apparel retailer. The next stage of this relationship starts in November 2016 with licensing discussions and pilot test results review.

We are expanding our usage of Vytex with a worldwide manufacturer of cold seal adhesives to complement the current business in sports shoes.

By introducing several new versions of Vytex at the ILC meeting mid-2015, we have secured several trials with manufacturers in the toy arena who desire the lowest levels of nitrosamine per European standards. Also, as an alternative raw material has ceased production, a catheter manufacturer is now trialing Vytex for their internal balloons with results now being evaluated.

A small trial is commencing with an American manufacturer of exam gloves, using Vytex, as requested by a major outpatient provider of services. The dipping process for the exam gloves is in process to be ready for shipment currently.

In the foam arena, Vystar’s partner Nature’s Home Solutions (NHS) believes Vytex, Natural Rubber Latex (NRL), is the future for pure natural latex in the home furnishings marketplace. Vytex is the only eco-friendly and pure latex that will allow the industry to accentuate consistent sales growth and superior market penetration. Our ability to innovate and integrate pure natural Vytex as the key component in the mattress and upholstery industry will allow us to capitalize on the consumer’s thirst for pure 100% natural products in living rooms and bedrooms. NHS’ unique product development, pricing strategy, unlimited supply chain capabilities, together with the benefit of a natural, eco-friendly product will revolutionize the home furnishing industry. NHS recently completed the first of several international bed lines that will be launching in the next two quarters. Vystar has expanded into the consumer arena with an introduction into the mattress, mattress toppers and pillow arenas aligning with key foam manufacturers, and furniture stores in specific areas of the Unites States. On September 30, 2016, Vystar signed an exclusive worldwide distribution agreement with Worcester, MA NHS who sources eco-friendly materials and technologies for use in furnishings and potentially other markets thus replacing the prior agreement of January 2015. NHS made its first license payment under the new contract in October 2016. NHS has produced multiple mattress lines with major manufacturers like Spring Air, King Koil and Gold Bond encompassing approximately 25 different mattresses in both 100% Vytex and Vytex-hybrid versions. These mattresses have already started shipping and are being sold in numerous retail locations across the US. In addition, NHS has ordered more than a quarter million dollars of containers in varying densities and sizes and has purchase orders prepared for another quarter million dollars of Vytex foam cores and pillows in the next 45 days. NHS sees steady increased exponential growth throughout the remainder of 2017 and the companies, combined with Lien A, have structured the needed supply chain.

Board of Directors Member and Research & Development Director Ranjit K. Matthan, Ph.D., revealed ongoing developments in the formulation of Vytex NRL with reduced or no ammonia and nitrosamines at the International Latex Conference (ILC) session titled “Advances in Environmentally Friendly Ultra Low Protein Natural Rubber Specialty Latices” on August 12, 2015. The significant advances in aluminum hydroxide-treated Vytex NRL properties and applications are potential game-changers for the issues of volatile organic content and nitrosamines for some critical latex products, such as balloons, catheters, condoms, and other medical devices, as well as enabling cleaner and more sustainable work environments. The expanded Vystar product grades make it applicable in a wider range of latex products with the advantage of improved environmental impact through reduced leachables/extractables. The advances deliver a simplified, sustainable, totally safe raw material that Vystar can offer for several applications without reservations about nitrosamines. Production scale up of all three newer versions of Vytex NRL is currently being targeted as well as sample fulfillment. During the third quarter 2016 the sample production runs were made available to companies globally focusing on low nitrosamine, no ammonia (employee safety in manufacturing end products) and pre-vulcanized.Vystar has entered into early discovery with two separate companies in packaging upgrades and in biodegradable processes. Each is in the early stage of feasibility.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

Revenues

	Three Months Ended September 30,						Continuing		Total
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Revenue, net	$29,642	$4,538	$34,180	$19,403	$77,044	$96,447	$10,239	52.8%	$(62,267)	(64.6%)
Cost of revenue	3,000	(18,716)	(15,716)	4,363	48,593	52,956	(1,363)	(31.2%)	68,672	129.7%
Gross margin	$26,642	$23,254	$49,896	$15,040	$28,451	$43,491	$11,602	77.1%	$6,405	14.7%

Revenues for the three months ended September 30, 2016 and 2015 from the Company were $34,180 and $96,447, respectively, for a decrease of $62,267 or 64.6%. The decrease in revenues from operations was principally due to the closing of the Kiron division. Revenues for the three months ended September 30, 2016 and 2015 from the Company’s continuing operations were $29,642 and $19,403, respectively, for an increase of $10,239 or 52.8%.  The increase in revenues from continuing operations was due to the new NHS contract and the resulting increase in Vytex licensing fees.

For the Company, gross margin increased from $43,491 for the period ended September 30, 2015 to $49,896 for the period ended September 30, 2016, an increase of $6,405 or 14.7%.  Gross margin from continuing operations for the three months ended September 30, 2016 and 2015 was $26,642 and $15,040, respectively, for an increase of $11,602 or 77.1%.  Cost of revenue for the three months ended September 30, 2016 and 2015 was $3,000 and $4,363, respectively a decrease of $1,363 or 31.2%.

Operating Expenses

	Three Months Ended September 30,						Continuing		Total
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Operating Expenses
General and administrative	$247,422	$51,583	$299,005	$210,670	$35,549	$246,219	$36,752	17.4%	$52,786	21.4%
Total operating expenses	$247,422	$51,583	$299,005	$210,670	$35,549	$246,219	$36,752	17.4%	$52,786	21.4%

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $299,005 and $246,219 for the three months ended September 30, 2016 and 2015, respectively, for an increase of $52,786 or 21.4%. This was primarily the result of increased legal expenses incurred during the period. The Company’s operating expenses from continuing operations were $247,422 and $210,670 for the three months ended September 30, 2016 and 2015, respectively, for an increase of $36,752 or 17.4%.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2016 consisted of interest expense of $40,125 and other expense of $14,456. This compares to interest expense of $38,743 and interest income of $1 for the three months ended September 30, 2015. The increase in interest expense for the quarter ended September 30, 2016 versus the same quarter in 2015 was attributable to an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes. The $14,456 of other expense was due to the expense associated with the repricing of some previously issued common stock warrants.

Net Loss

Net loss was $306,391 and $241,532 for the three months ended September 30, 2016 and 2015, respectively, an increase of $64,859 or 26.9% in the net loss. The larger net loss the Company experienced in the quarter ended September 30, 2016 versus the same period in 2015 was primarily attributable to the increase in legal expense for the period.

Comparison of the Nine Months Ended September 30, 2016 with the Nine Months Ended September 30, 2015

Revenues

	Nine Months Ended September 30,						Continuing		Total
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Revenue, net	$37,264	$80,988	$118,252	$42,727	$276,306	$319,033	$(5,463)	(12.8%)	$(200,781)	(62.9%)
Cost of revenue	15,973	15,144	31,117	17,838	166,088	183,926	(1,865)	(10.5%)	(152,809)	(83.1%)
Gross margin	$21,291	$65,844	$87,135	$24,889	$110,218	$135,107	$(3,598)	(14.5%)	$(47,972)	(35.5%)

Revenues for the nine months ended September 30, 2016 and 2015 from the Company were $118,252 and $319,033, respectively, for a decrease of $200,781 or 62.9%. The decrease in revenues from operations was due to a decrease in fees from the Kiron Division and its ultimate closure. The decrease in fee revenue and cost of revenue from Kiron was due to a number of factors, principal of which was the elimination of the unprofitable DME business. Revenues for the nine months ended September 30, 2016 and 2015 from the Company’s continuing operations were $37,264 and $42,727, respectively, for a decrease of $5,463 or 12.8%.  The decrease in revenues from continuing operations was due to the drop in raw latex prices and the resultant drop in Vytex licensing fees.

For the Company, gross margin fell from $135,107 for the period ended September 30, 2015 to $87,135 for the period ended September 30, 2016, a decrease of $47,972 or 35.5%.  Gross margin from continuing operations for the nine months ended September 30, 2016 and 2015 was $21,291 and $24,889, respectively, for a decrease of $3,598 or 14.5%.  Cost of revenue from continuing operations for the three months ended September 30, 2016 and 2015 was $15,973 and $17,838, respectively a decrease of $1,865 or 10.5%.

Operating Expenses

	Nine Months Ended September 30,						Continuing		Total
	2016			2015			$ change	% change	$ change	% change
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Operating Expenses
General and administrative	$902,286	$22,531	$924,817	$874,837	$174,713	$1,049,550	$27,449	3.1%	$(124,733)	(11.9%)
Total operating expenses	$902,286	$22,531	$924,817	$874,837	$174,713	$1,049,550	$27,449	3.1%	$(124,733)	(11.9%)

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $924,817 and $1,049,550 for the nine months ended September 30, 2016 and 2015, respectively, for a decrease of $124,733 or 11.9%. This was primarily the result of the closing of the Kiron division. The Company’s operating expenses from continuing operations were $902,286 and $874,837 for the nine months ended September 30, 2016 and 2015, respectively, for an increase of $27,449 or 3.1%. This was primarily a result of increased legal expenses for the period.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2016 consisted of interest expense of $134,233, other expense of $14,456, and interest income of $1. This compares to interest expense of $108,102, other expense of $15,899, and interest income of $40 for the nine months ended September 30, 2015. The increase in interest expense for the period ended September 30, 2016 versus the same period in 2015 was attributable to an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes.

Net Loss

Net loss was $986,476 and $1,038,650 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $52,174 or 5.0% in the net loss. The smaller net loss the Company experienced in the period ended September 30, 2016 versus the same period in 2015 was primarily attributable to the elimination of the Company’s former acting Chief Financial Officer as well as a reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2016, the Company had cash of $117,640 and a deficit in working capital of $2,147,866.  Further, at September 30, 2016, the accumulated deficit amounted to $26,579,827.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the nine months ended September 30, 2016 and 2015, net cash used in operations was $537,620 and $510,519 respectively.  The negative cash flow for the nine months ended September 30, 2016 resulted primarily from the net loss of $986,476, a decrease in allowance for uncollectible accounts receivable of $60,266, offset by non-cash charges related to non-cash share-based compensation expense of $379,301, an increase in prepaid expenses of $52,445, and an increase in accrued compensation and expenses of $28,906. The negative cash flow for the nine months ended September 30, 2015 resulted primarily from the net loss of $1,038,650, and a decrease in accounts payable of $39,931 offset by non-cash charges related to non-cash share-based compensation expense of $305,297, a decrease in accounts receivable of $53,978, an increase in prepaid expenses of $86,945, and an increase in accrued compensation and expenses of $106,015.

For the nine months ended September 30, 2016, the company disposed of $2,701 in net equipment, furniture and fixtures. There was no activity for the same period in 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $570,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants. Net cash provided by financing activities for the nine months ended September 30, 2015 was $385,500 from the sale of common stock and $113,454 from the exercise of warrants.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

 (A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in for the nine months ended September 30, 2016, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2015 through September 30, 2016, the Company issued 11,400,000 shares of common stock at $0.05 per share for $570,000.

(b)       Stock Option Grants

From December 31, 2015 through September 30, 2016, the Company granted 500,000 common stock options.

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

VYSTAR CORPORATION

Date: November 14, 2016	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director

