Form 10-K
period 2016-12-31
Vystar Corp
filed 2017-04-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 13, 2017, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on April 12, 2017) was $19,240,909. See Item 12.

As of April 13, 2017, there were 120,255,681 shares of the registrant’s common stock outstanding and 13,828 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

 For the Year Ended December 31, 2016

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

Products and Services

Natural Rubber Latex

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

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to the most recent data available and obtained on the International Rubber Study Group web site (www.rubberstudy.com) and dated January 6, 2015: the total world rubber demand is forecast to increase at 1.8% and 4.1% in 2015 and 2016 respectively, growing below the long-term growth rate of 3.7% under the IMF Scenario to 29.1 million tonnes in 2015 and to 30.3 million tonnes in 2016.

World Natural Rubber (NR) demand is forecasted to increase by 3.1% in 2015 under the IMF Scenario and by 4.4% in 2016. The world total NR consumption is expected to be 12.3 million tonnes in 2015, 12.9 million tonnes in 2016 and increasing to 16.5 million tonnes in 2023. World Synthetic Rubber (SR) demand is expected to increase to 16.8 million tonnes in 2015 and rise to 17.5 million tonnes in 2016 under the IMF Scenario. In 2023, the demand for SR will be 21.5 million tonnes. The outlook for NR supply is positive, sufficient to meet the demand of the industry for all forecast years under all three scenarios. Almost 60% of global consumption is by the world’s tyre manufacturing industry, with the remainder going into the ‘general rubber products’ sector; many thousands of different goods are manufactured by this sector, serving many industries, including transport, construction, health, mining, apparel, foam, etc.

Substantially all of the latex processors are located in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where focus now shifts to certifications from the Forestry Stewardship Council and Rainforest Alliance, as a specialty latex... In addition to the resurgence of Central and South America in natural rubber latex production, countries such as Vietnam and Cambodia have launched major efforts to meet the needs of the global liquid natural rubber latex market. Vietnam is now a major processor of our Vytex NRL and several trial runs of the specialty offerings discussed below that are in place for manufacturer trials and we now have two producers in Guatemala, one in the trial phase.

Our initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations. New specialized formulations are projected to come to market over the next year with trials in ultra-low ammonia, pre-vulcanised and low nitrosamine versions currently taking place. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference and guidance as research using Vytex has headed into directions previously thought to be off-limits to natural rubber latex. It appears to be the removal of the vast majority of the proteins, the carotenoids and the non-rubbers that affords Vytex NRL this opportunity.

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

Recently at the Nuremberg Toy Show (Speilwarenmesse) Vytex NRL was a targeted product for manufacturers of balloons, masks, etc. On the main page of the European Balloons and Party Council web site is a Yahoo video still plus a recent press release that discusses the benefits of Vytex NRL in items such as balloons. As there is a new proposal for limits on protein content of balloons by virtue of an EN listing, Vytex has now gone in to full prevulcanized testing to start the sampling process in this very large European manufacturing market (Italy, Austria, Spain, etc.) for balloons and has already spread to areas in Central and South America.

Over the course of several years, our technical groups has presented technical papers of varying topics that still hold relevance. Vytex NRL is produced at the latex processor level and can be integrated into the current processing environments without additional capital equipment investment. The protein removal and modification process that leads to Vytex NRL allows manufacturers to lower manufacturing costs with the benefit of reduced protein levels. Reduced leaching times and resulting reductions in energy, water and material handling consumption can lead to realized cost savings.

Also, “Eco-Friendly Manufacturing of High Performance Latex using Ultra Low Antigenic Protein Latex” reviewed some of the learnings Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons; reduced leaching needs for some dipped products; truer colors for dyed dipped products (such as balloons); and low latex odor in foams, which has now led to unique research into areas previously considered off-limits to NRL. Vystar published and presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, that added additional learnings related to slow release (memory) foam formulations and other technical improvements helping customers solve their new product development challenges.

Vystar has transitioned from toll manufacturing agreements to licensing agreements that eliminate the need to maintain a costly infrastructure along with the other investment and regulatory compliance costs to develop and operate a processing or manufacturing facility. All of these costs are or will be borne by our manufacturing and distribution contractors and/or customers. This means we must show the NRL producers and product manufacturers the economic value proposition of including Vytex NRL in their product lines, hence the technical paper presentations we have made and continue to make. In addition, as an all-natural raw material, Vytex NRL puts the main component in gloves and other products back in the environmentally friendly arena.

Increased interest in the exam glove arena has put Vystar in the enviable position of needing glove manufacturers to work with to handle the expected transition of healthcare companies, clinics and non-medical uses. Vystar is currently working with an American manufacturing facility to handle some of these needs as they prepare for production start up. Other glove manufacturers are also being sought.

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala. Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries. Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe. This agreement was continued in 2016.

In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal. India is the second largest consumer of concentrated latex behind China. In 2014 this agreement ended and we did not renew.

In addition, in January 2009, we entered into a Distribution Agreement with Centrotrade Minerals & Metals, US and Centrotrade Deutschland, GmbH, Germany, a leading global distributor of latex raw materials, to create a worldwide distribution network that will further enhance our ability to cost effectively reach and service manufacturer customers in these key manufacturing areas. This provides an expansive distribution network that facilitates both the licensing and toll manufacturing models and can assist with various processors in taking their products to market. On December 19, 2012, we amended our agreement with Centrotrade to expand Vytex NRL distribution rights to the world’s largest NRL consuming markets in Southeast Asia, specifically Malaysia and Thailand. Under this new license agreement, Centrotrade controls production scheduling of Vytex NRL, inventory in Thailand, sales, pricing and customer financing, while Vystar will focus on marketing, customized product development, as noted above, and support activities. Vystar currently has no exclusive areas under contract as RCMA, a Dutch based distributor was added in 2016.

The paper entitled, “The Non-Enzymatic Deproteinization of Natural Rubber Latex (DPNRL) Enabling the Greater Versatility in End Product Applications” discussed improvements that extend beyond the ultra-low allergenicity of the DPNRL and include improved color, absence of rubber odor, and improved physicochemical attributes. Improved air and helium retentions results were reported. The potential to extend applications into other non-conventional areas other than latex end products was discussed and we are currently in the final retail test market stages for the United States based manufacturing of mattresses, pillows and toppers to key furniture stores and buying groups, primarily in the Northeastern United States and signed a 5 year renewable agreement in January 2015 with Nature’s Home Solutions (NHS) to exclusively distribute these products in the United States. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for European and Asian manufacturers.

Vystar has also expanded licensing arrangements into the consumer arena, with the licensing of foam products produced with and labeled as “Made with Vytex NRL”. Specifically working with partners, to introduce foam made with Vytex into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. Vystar announced the signing of the aforementioned exclusive global distribution agreement with Worcester, MA based NHS who sources eco-friendly materials and technologies for use in furnishings and other markets. NHS has completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas globally. The current requests from major mattress manufactures for Vytex foam trials involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and feedback has been very positive with names such as Gold Bond, King Coil (Natura) and SpringAir (Nature’s Rest) adding Vytex to their current offerings. A similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

Pricing of materials in the rubber and latex industries continues to fluctuate as noted by the graph below courtesy of Centrotrade. Prices of centrifuged latex, thus Vytex, have risen throughout 2016 and in to early 2017 due to various factors such as floods in southern Thailand, removal of older tress and replanting which is a seven-year process, newer plantations coming online, etc.

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

On December 9, 2016 Vystar was notified by our Singaporean IP Counsel that Malaysia Application No PI 2010003317 entitled “Natural Rubber Latex Having Reduced Allergenicity and Method of Making” was cleared for issuance and that a Notice of Grant will be issued.

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

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2016, Vystar has expended, since inception, approximately $276,155 on such patent and trademark costs and has budgeted approximately $10,000 more for the year ended December 31, 2017 to continue to pursue and maintain its patents and trademarks around the world.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through December 31, 2016, Vystar’s research and development costs have been approximately $2.4 million. These efforts past and future have been and will continue to be patented and/or trademarked.

Government Regulation

Vytex:

In the United States, healthcare and many food and food-based packaging products are subject to regulation by the Food and Drug Administration (FDA). Vystar is not directly subject to regulation by the FDA due to the fact that it does not manufacture a finished medical device or other product, but only provides Vytex NRL as a component or raw material to healthcare or other product manufacturers. However, there will be FDA regulation of the labeling of healthcare and food-based packaging products that are produced with Vytex NRL and the FDA has promulgated standards for good manufacturing practices for manufacturing the end products, which makes the end product manufacturers responsible for seeing that all of their components and component manufacturers, including Vytex NRL, are produced using good manufacturing processes. Additionally, the FDA prohibits the use of the term “hypoallergenic” or “low protein” on any natural rubber latex product it regulates. In order to make any such claim, the latex product manufacturer must seek a waiver from the FDA of such regulatory prohibitions. Commentary by the FDA in its guidance documents and other rulings indicate that the prohibition on the use of the “hypoallergenic” or “low protein” label is based, at least in part, on the fact that, although the use of such terms in such labeling may be intended to indicate that the risk of allergic reaction to residual levels of processing chemicals has been reduced, consumers may interpret the labeling to mean that the risk of allergic reactions to any component in the device would be minimal. Thus the hypoallergenic or low protein label is deemed misleading. There can be no assurance, however, that we will succeed in securing FDA approval for any claim regarding the “hypoallergenic” “low protein” or reduced allergy potential of latex produced with the Vytex NRL process. Failure to secure, if required, such FDA approval, could delay or otherwise detrimentally affect our introduction to natural rubber latex healthcare and/or food packaging products regulated by the FDA. Notwithstanding, the medical or food packaging manufacturer will be able to use the Vytex NRL trademark on its label if size permits to indicate only that the Vytex NRL component was used in the production of the healthcare product, and what protein levels the end product does contain, but no further claim is asserted. We have been able to provide sufficient testing data to the FDA to support our protein level claims with respect to the natural rubber latex antigenic and total proteins present in end products made with Vytex NRL. On May 1, 2009, a condom manufactured from Vytex NRL received 510(k) clearance from the U.S. Food and Drug Administration. This was the first medical product available in the U.S. made from Vytex NRL, which had less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. While the product is no longer available, this condom is a predicate device for future products and the 510(k) is still in existence. Vystar continues to seek other U.S. and global manufacturers interested in pursuing similar claims for products.

On July 22, 2009, a non-powdered medical exam glove manufactured with Vytex NRL received 510(k) clearance from the FDA, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue U.S. and global manufacturers using this exam glove as a predicate device and to help fill pending exam glove business. Late in 2016 the FDA banned the use of powder in medical gloves which took effect early in 2017 positioning the Vytex non-powdered exam glove in an excellent position.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our NRL business is not seasonal in nature, but is subject to commodity pricing. Our NRL product is a commodity-based raw material and prices for such material fluctuate from day-to-day, though this will have less impact as we transition to sales via licensing fees.

Employees

As of December 31, 2016, Vystar had a total of one associate.

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

We have had very limited revenue in our history prior to 2011 and transitioned from the development stage to the operational stage during the fourth quarter of 2009. We are still in the early stage of establishing our business including attracting new customers and increasing sales; our financial success will be dependent upon the soundness of our business concept, our management’s ability to successfully and profitably execute our plan, and our ability to raise additional capital.

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

At December 31, 2016 we had $36,282 cash on hand and an accumulated deficit of $26,813,911. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive foam business in key areas of the furniture world that includes finished mattresses, component cores, topper cores and pillows. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

Our operating results may fluctuate significantly as a result of a variety of factors, including:

●	Acceptance by manufacturers of the Vytex Natural Rubber Latex technology;
●	Our ability to achieve and sustain profitability;
●	Consumer confidence in products manufactured using our Vytex Natural Rubber Latex technology;
●	Our ability to raise additional capital.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2016, we had federal net operating loss (“NOL”) carry-forwards of approximately $18.7 million ($17.9 million for 2015) pretax available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2016; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

December 31, 2015	High	Low

First Quarter	$0.12	$0.05

Second Quarter	$0.08	$0.04

Third Quarter	$0.06	$0.03

Fourth Quarter	$0.08	$0.03

December 31, 2016

First Quarter	$0.10	$0.06

Second Quarter	$0.08	$0.03

Third Quarter	$0.12	$0.02

Fourth Quarter	$0.22	$0.10

Holders

As of December 31, 2016, there were 477 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2016 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2016 through December 31, 2016, we issued 1,247,466 shares of our common stock valued at $70,000 for services rendered to the Company in 2016 and 14,180,000 shares were issued in investments valued at $709,000.

From January 1, 2016 through December 31, 2016, we issued warrants to purchase 217,580 shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price per Share

35,027	$0.03 per share
25,000	$0.04 per share
20,000	$0.05 per share
42,258	$0.06 per share
36,592	$0.07 per share
25,246	$0.08 per share
10,000	$0.10 per share
12,345	$0.15 per share
11,112	$0.18 per share
217,580

Stock Option Grants

From January 1, 2016 through December 31, 2016, we issued 500,000 options to purchase common stock to Board members and employees per the following:

Options	Exercise Price per Share

500,000	$0.05 per share

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

We are the creator and exclusive owner of the innovative technology to produce Vytex NRL. This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products. The process also removes many of the naturally occurring non-rubber particles superfluous to end product function, resulting in a cleaner latex base material. We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. We produce Vytex through toll manufacturing and licensing agreements and have introduced Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.

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

In January 2015 Vystar announced that it had entered into an exclusive agreement with Nature’s Home Solutions (NHS) to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steve Rotman of Rotman’s Furniture and focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor which has already attracted such firms as mattress manufacturer Gold Bond that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. This has been the focus of Vystar for 2015 and 2016 and will continue through 2017 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as ISPA 2016 (International Sleep Products Association) held in Orlando, FL and ISPA 2017 in Tampa, FL. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts amounted to $0 and 60,266 for December 31, 2016 and 2015 respectfully.

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

Income Taxes

We account for income taxes using the assets and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2016 and 2015. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority. We had no material unrecognized tax benefits and related tax liabilities at December 31, 2016 and 2015. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense. We do not believe there will be any such uncertain tax position, costs or liabilities for any of the years under audit, and take a conservative approach to all tax matters.

RESULTS OF OPERATIONS

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended December 31,						Continuing		Consolidated
	2016			2015			$ change	% change	$ change	% change

	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$40,193	$82,353	$122,546	$47,268	$331,398	$378,666	($7,075)	(15.0%)	($256,120)	(67.6%)
Cost of revenue	20,473	20,222	40,695	18,621	249,478	268,099	1,852	9.9%	(227,404)	(84.8%)
Gross profit	19,720	62,131	81,851	28,647	81,920	110,567	(8,927)	(31.2%)	(28,716)	(26.0%)

Operating Expenses
General and administrative	1,096,354	24,045	1,120,399	888,594	289,750	1,178,344	207,760	23.4%	(57,945)	(4.9%)
Total operating expenses	1,096,354	24,045	1,120,399	888,594	289,750	1,178,344	207,760	23.4%	(57,945)	(4.9%)

Profit (Loss) from Operations	(1,076,634)	38,086	(1,038,548)	(859,947)	(207,830)	(1,067,777)	(216,687)	(25.2%)	29,229	2.7%

Interest income	1	—	1	42	—	42	(41)	(97.8%)	(41)	(97.8%)
Interest expense	(168,188)	2,594	(165,594)	(146,888)	(4,907)	(151,795)	(21,300)	14.5%	(13,799)	9.1%
Other income/(expense)	(14,456)	(2,701)	(17,157)	(19,348)	—	(19,348)	4,892	(25.3%)	2,191	(11.3%)
Total Other Income/Expense	(182,643)	(107)	(182,750)	(166,194)	(4,907)	(171,101)	(16,449)	(9.9%)	(11,649)	(6.8%)

Net loss	($1,259,277)	$37,979	($1,221,298)	($1,026,141)	($212,737)	($1,238,878)	($233,136)	(22.7%)	$17,580	1.4%

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.01)	($0.00)	($0.01)	($0.01)	($0.00)	($0.02)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	106,985,632	106,985,632	106,985,632	83,806,182	83,806,182	83,806,182

Revenues

Consolidated revenues for the fiscal year ended December 31, 2016 and 2015 from the Company were $122,546 and $378,666, respectively, for a decrease of $256,120 or 67.6%. The decrease in revenues from operations was principally due to the closing of the Kiron division. Revenues for the fiscal year ended December 31, 2016 and 2015 from the Company’s continuing operations were $40,193 and $47,268, respectively, for a decrease of $7,075 or 15.0%. The decrease in revenues from continuing operations was due to lower latex prices.

Gross profit for the fiscal year ended December 31, 2016 and 2015 from the Company were $81,851 and $110,567, respectively for a decrease of $28,716 or 26.0%. Gross profit from continuing operations for the fiscal year ended December 31, 2016 and 2015 was $19,720 and $28,647, respectively, for a decrease of $8,927 or 31.2%. Cost of revenue from continuing operations for fiscal year ended December 31, 2016 and 2015 was $20,473 and $18,621, respectively an increase of $1,852 or 9.9%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s consolidated operating expenses were $1,120,399 and $1,178,344 for the fiscal year ended December 31, 2016 and 2015, respectively, for a decrease of $57,945 or 4.9%. The Company’s operating expenses from continuing operations for the fiscal year ended December 31, 2016 and 2015 were $1,096,354 and $888,594, respectively, for an increase decrease of $207,760 or 23.4%. This was primarily the result of increased legal, patent, marketing expense in 2016.

Other Income (Expense)

Other income (expense) for the fiscal year ended December 31, 2016 and 2015 were ($17,157) and ($19,348), respectively for a decrease of $2,191 or 11.3%. Interest expense for the fiscal year ended December 31, 2016 and 2015 were $165,594 and $151,795, respectively for an increase of $13,799 or 9.1%. This was a primarily a result of an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes 2016.

Net Loss

Net loss for the fiscal year ended December 31, 2016 and 2015 were $1,221,298 and $1,238,878, respectively for a decrease of $17,580 or 1.4%. The smaller net loss the Company experienced in the fiscal year ended December 31, 2016 versus the same period in 2015 was primarily attributable to the reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2016, the Company had cash of approximately $36,282 and a deficit in working capital of $2,723,541. For the year ended December 31, 2016, the company had a net loss of $1,221,298 and an accumulated deficit of $26,814,649. For the year ended December 31, 2015, the company had a net loss of $1,238,878 and the accumulated deficit amounted to $25,593,351. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $907,441 for the year ended December 31, 2016 as compared to $656,829 for the year ended December 31, 2015. During the year ended December 31, 2016, cash used in operations was primarily due to the net loss for the year of $1,221,298 net of non-cash related add-back of share-based compensation expense of $242,159.

Net cash provided by investing activities was $2,701 during the year ended December 31, 2016 as this was a result of selling some equipment. During the year ended December 31, 2015, $281 was the result of selling some equipment as well.

Net cash provided by financing activities was $911,963 during the year ended December 31, 2016, as compared to cash provided of $611,837 during the year ended December 31, 2015. During 2016 cash was provided from the issuance of common stock in the amount of $723,456, $53,500 in cash was provided by the exercise of common stock warrants and options and $135,000 in proceeds from Shareholder Notes. In 2015, the cash provided was exclusively from the issuance of common stock.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex license fees that now also include the company’s association with foam cores made out of Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 15, Subsequent Events). As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that we will be able to achieve projected levels of revenue in 2017 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2017, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and services and competing technological developments. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension. The note is currently due on demand.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vystar Corporation

Atlanta, Georgia

We have audited the accompanying balance sheets of Vystar Corporation (the Company) as of December 31, 2016 and 2015, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia

April 14, 2017

VYSTAR CORPORATION

BALANCE SHEETS

For the Year Ended December 31,

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$36,282	$29,059
Accounts receivable, net of allowance for uncollectible amount of $0 and $60,266 at December 31, 2016 and 2015, respectively	17,370	—
Prepaid expenses	41,300	233,816
TOTAL CURRENT ASSETS	94,952	262,875
PROPERTY AND EQUIPMENT, NET	—	2,979
OTHER ASSETS
Intangible assets, net	139,562	155,423
TOTAL ASSETS	$234,514	$421,277
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	488,784	592,739
Accrued compensation	2,917	40,137
Shareholder notes payable	595,837	—
Accrued expenses	231,080	209,486
TOTAL CURRENT LIABILITIES	2,818,493	2,342,237
Shareholder notes payable	239,231	700,068
TOTAL LIABILITIES	$3,057,724	$3,042,305
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 114,951,593 and 96,443,907 shares issued and outstanding at December 31, 2016 and 2015, respectively	11,495	9,644
Additional paid-in capital	23,979,943	22,962,678
Accumulated deficit	(26,814,649)	(25,593,351)
TOTAL STOCKHOLDERS’ DEFICIT	(2,823,210)	(2,621,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$234,514	$421,277

The accompanying notes are an integral part of these financial statements.

VYSTAR CORORATION

STATEMENTS OF LOSS

For the Year Ended December 31,

	2016	2015
REVENUE	$40,193	$47,268
COST OF REVENUE	20,473	18,621
Gross Margin	19,720	28,647
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $434,381 and $561,086 in 2016 and 2015, respectively	1,096,354	888,594
Total Operating Expenses	1,096,354	888,594
LOSS FROM OPERATIONS	(1,076,634)	(859,947)
OTHER INCOME (EXPENSE)
Interest income	1	42
Other expense	(14,456)	(19,348)
Interest expense	(168,188)	(146,888)
Total Other Income (Expense)	(182,643)	(166,194)

LOSS FROM CONTINUING OPERATIONS	(1,259,277)	(1,026,141)

DISCONTINUED OPERATIONS	37,979	(212,737)

NET LOSS	($1,221,298)	($1,238,878)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.01)	($0.02)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	106,985,632	83,806,182

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Ending Balance, December 21, 2014	30,085	$3	68,559,669	$6,856	$21,792,541	($24,354,473)	($2,555,076)

Common stock issued in private placement			9,010,000	901	449,599		450,500

Common stock issued upon exercise of common stock warrants			5,364,622	536	160,801		161,338

Share-based compensation to employees - warrants					75,320		75,320

Share-based compensation to employees - options					48,523		48,523

Common stock and warrants issued for services			9,667,619	967	420,377		421,344

Common stock issued upon conversion of preferred stock	(16,257)	(2)	3,841,997	384	(382)

Warrant/Option Repricing					15,899		15,899

Net Loss						(1,238,878)	(1,238,878)

Ending Balance, December 31, 2015	13,828	$1	96,443,907	$9,644	$22,962,678	($25,593,351)	($2,621,028)

Common stock issued in private placement			14,180,000	1,418	707,582		709,000

Common stock issued upon exercise of common stock warrants			3,080,220	308	53,192		53,500

Share-based compensation to employees - warrants					100,291		100,291

Common stock and warrants issued for services			1,247,466	125	141,744		141,869

Warrant/Option Repricing					14,456		14,456

Net Loss						(1,221,298)	(1,221,298)

Ending Balance, December 31, 2016	13,828	$1	114,951,593	$11,495	$23,979,943	($26,814,649)	($2,823,210)

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,221,298)	($1,238,878)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	242,159	561,086
Allowance for uncollectible accounts receivable	(60,266)	6,949
Depreciation	278	1,608
Amortization of intangible assets	15,861	15,680
(Increase) decrease in assets
Accounts receivable	40,409	57,241
Inventory	—	3,449
Prepaid expenses	192,516	(83,055)
Increase (decrease) in liabilities
Accounts payable	(91,020)	(75,202)
Accrued compensation and expenses	(26,080)	94,293
Net cash used in operating activities	(907,441)	(656,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	2,701	281
Net cash provided by investing activities	2,701	281

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances D&O Financing	7	—
Issuance of common stock, net of costs	723,456	611,837
Proceeds from exercise of common stock warrants	53,500	—
Proceeds from Shareholder Notes	135,000	—

Net cash provided by financing activities	911,963	611,837

NET INCREASE (DECREASE) IN CASH	7,223	(44,711)

CASH - BEGINNING OF YEAR	29,059	73,770

CASH - END OF YEAR	$36,282	$29,059

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Common stock issued for services rendered	$242,160	$392,667
Conversion of preferred stock to common stock	—	2

CASH PAID DURING THE PERIOD FOR
Interest	$97,989	$81,141

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. We effectively closed Kiron in April 2016 due to changes in the healthcare insurance marketplace resulting in higher insurance deductibles and challenges in getting new studies and payment for completed studies. In essence, since the acquisition, changes to the health care insurance market shifted expenses for sleep studies and DME for many, back to the patients who need to meet higher deductibles before insurance coverage begins. This impacted getting new studies scheduled and challenges to getting payment for past studies. Also, the physician managing the practice left the practice and the remaining staff was ineffective in running the operation without direct supervision, which was impossible to provide from Vystar Corporation headquarters in Atlanta. Because of the closure of Kiron and previous closure of SleepHealth, Vystar Corporation has returned its focus to expanding the licensing and utilization of its proprietary source natural rubber latex technology. Vytex NRL uses a global multi-patented technology and proprietary formulation to reduce non-rubber particles including the antigenic proteins associated with latex allergies, resulting in a cleaner form of latex. In fact, the antigenic protein levels are reduced to virtually undetectable levels. This new licensing of branded consumer products was noted in a press release dated March 19, 2014. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress which was introduced at the High Point (NC) Market mid-April 2015. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotman’s Furniture and Carpet Store in Worcester, MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 15, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2016 and 2015, we have provided for uncollectible amounts through a charge to earnings and the income statement of $0 and $60,266, respectively. We grant credit to our customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Vytex customers are located in both the United States and internationally.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2016 and 2015 approximate market interest rates for the respective borrowings.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2016 and 2015. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2016 and 2015. The Company is no longer subject to federal examination for years prior to 2011.

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2016 and 2015, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 9,418,271 and 9,381,573 shares of common stock for 2016 and 2015, respectively, as their effect would be anti-dilutive. Warrants to purchase 16,122,332 and 17,551,784 shares of common stock for 2016 and 2015, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,761,417 and 3,484,100 shares of common stock for 2016 and 2015, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. This update is now effective for annual and interim period beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact that this guidance will have on its financial statements. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2016, the Company had cash of approximately $36,282 and a deficit in working capital of $2,723,541. For the year ended December 31, 2016, the Company had a net loss of $1,221,298 and an accumulated deficit of $26,814,649. For the year ended December 31, 2015, the Company had a net loss of $1,238,878 and the accumulated deficit amounted to $25,593,351. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success.

Net cash used in operating activities was $907,441 for the year ended December 31, 2016 as compared to $656,829 for the year ended December 31, 2015. During the year ended December 31, 2016, cash used in operations was primarily due to the net loss for the year of $1,221,298 net of non-cash related add-back of share-based compensation expense of $242,159.

Net cash provided by investing activities was $2,701 during the year ended December 31, 2016 as this was a result of selling some equipment. During the year ended December 31, 2015, $281 was the result of selling some equipment as well.

Net cash provided by financing activities was $911,963 during the year ended December 31, 2016, as compared to cash provided of $611,837 during the year ended December 31, 2015. During 2016 cash was provided from the issuance of common stock in the amount of $723,456. $53,500 in cash was provided by the exercise of common stock warrants and options and $135,000 in proceeds from Shareholder Notes. In 2015, the cash provided was exclusively from the issuance of common stock.

As discussed in detail in Note 5, the CMA Note matured on April 29, 2013, and has been extended through April 29, 2016. The note is currently due on demand. All the Shareholder Notes which matured on various dates from March 11 through May 31, 2013 were either converted to preferred stock or had their maturity dates extended or Vystar management is working with the holders of the Shareholder Notes to extend the maturity dates until 2018.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 15, Subsequent Events).

As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2017 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2017, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of the Company’s products and services and competing technological developments. As the Company expands our activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2016	2015

Furniture, fixtures and equipment	$8,522	$150,119
Accumulated depreciation	(8,522)	(147,140)

	$—	$2,979

Depreciation expense for the years ended December 31, 2016 and 2015 was $278 and $1,608, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2016	2015

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(108,061)	(92,200)

Intangible assets, net	$139,562	$155,423

Amortization expense for the years ended December 31, 2016 and 2015 was $15,861.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2017	2018	2019	2020	2021	Thereafter
Patents & trade name	$15,680	$15,680	$15,680	$15,680	$15,680	$61,162

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

Other terms of the CMA Note include:

●	No payments of principal were due until the second anniversary of the CMA Note, at which time all outstanding principal was due and payable; and
●	As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the CMA Directors at $0.45 per share, (the closing price of the Company’s stock on April 29, 2011), which vested 20% immediately and 10% upon each draw by the Company of $100,000 under the CMA Note. Because the warrants were issued and valued prior to the receipt of funds under this loan, no discount could be recorded and, accordingly, the value of the warrants was capitalized as a financing cost. These costs were amortized on a straight line basis over the term of the CMA Note.

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension. The note is currently due on demand.

Shareholder Notes Payable

Shareholder notes payable outstanding as of December 31, 2016 and 2015 totaled $835,068 and $700,068, respectively.

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $400,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at the conversion rate of $0.68 of principal and interest for each such share. The principal and accrued interest came due on March 11, 2013. Four of the holders of these notes with a total initial principal amount of $200,000 agreed to convert their notes and accumulated interest to the Company’s 10% Series A Cumulative Convertible Preferred Stock. The outstanding notes are currently due on demand and Vystar is currently working with the subscription holders of the matured notes to extend the maturity date until 2018.

On May 31, 2011, the Company issued to existing shareholders of the Company an aggregate of $125,000 of convertible promissory notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate of $0.49 of principal and interest for each such share. Accumulated interest and principal came due on May 31, 2013. One of the Shareholder Notes with an outstanding balance of $30,000 was retired. The holders of the other two Shareholder Notes having an initial principal balance of $100,000 agreed to extend the maturity date by two years and these notes with accumulated interest were due on May 31, 2015. The outstanding notes are currently due on demand and Vystar is currently working with the subscription holders of the matured notes to extend the maturity date until 2018. One subscription holder demanded payment for their matured note. The subscription holder and Vystar have agreed to three installment payments of $52,785, the first of which was made in the fourth quarter of 2016. The second payment is due in the second quarter of 2017 and the third and final payment is due in the third quarter of 2017.

On May 6, 2013, the Company issued to an existing shareholder of the Company an aggregate of $112,500 of convertible promissory notes (the “Note”). The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.075 of principal and interest for each such share. The outstanding notes are currently due on demand and Vystar is currently working with the subscription holder to extend the maturity date until 2018.

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

On December 30, 2013, the Company issued to the Chief Executive Officer a convertible promissory note with a face value of $25,962 (the “Note”) in lieu of compensation. The Note is (i) unsecured, (ii) bears interest at an annual rate of ten percent (10%) per annum from date of issuance, and (iii) is convertible at any time until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.05 of principal and interest for each such share. No payments of interest or principal were payable until December 30, 2015. The note is currently due on demand but The Chief Executive Officer has agreed to extend the maturity date until 2018.

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

On December 31, 2016, the Company issued to an existing shareholder of the Company an aggregate of $135,000 of convertible promissory notes (the “Note”). The Note is (i) unsecured, (ii) bears interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) is convertible at any time after December 31, 2018 until maturity at the holder’s option into shares of the Company’s common stock at a weighted average conversion rate of $0.05 of principal and interest for each such share.

The current base weighted-average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of December 31, 2016 of $1,066,148 including accrued interest of $231,080, is $0.064 per share or 16,705,538 shares of the Company’s common stock. The face value of the Shareholder Notes at December 31, 2016 is $835,068.

The maturities (by year) of the principal amount of Shareholder Notes Payable as of December 31, 2016 are as follows:

Matured	$595,837
2017	—
2018	104,231
2019	—
2020	—
2021 & thereafter	135,000

NOTE 6 – COMMITMENTS

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

NOTE 7 – DISCONTINUED OPERATIONS

Kiron Clinical Sleep Lab’s post acquisition performance fell far below Vystar’s expectations. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision to discontinue the operations of the Kiron division acquired in June 2013.

The Kiron division revenue was $82,353 and $331,398 for the fiscal years ended December 31, 2016 and 2015, respectively. Kiron’s net gain (loss) from discontinued operations was $35,733 and ($189,514) for the fiscal years ended December 31, 2016 and 2015, respectively.

The discontinued operations of the Sleephealth division had a net gain (loss) of $2,246 and ($23,223) for the fiscal years ended December 31, 2016 and 2015 respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2016 and 2015, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $49,791 and $36,000 and could be converted into 3,761,417 and 3,484,100 shares of common stock, at the option of the holder, respectively.

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

On November 15, 2015, the Company issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement with Jason Leaf, issued 1,000,000 common shares as compensation for an amendment and extension to the Company’s Consulting Agreement with Steven Rotman, and 1,333,333 common shares as compensation for an amendment and extension to the Company’s Business Development Agreement with Blue Oar Consulting, Inc. The Company also issued 2,714,286 common shares as compensation for a website development and maintenance contract to Zymbe, Inc, which was subsequently divided equally between Gregory P. Rotman, Jason Leaf and Eric Maas as individuals.

As part of a September 2014 Private Placement Memorandum, updated in February 2015 and September 2015, the Company issued 12,480,000 shares of common stock to six (6) accredited investors during the fiscal year ended December 31, 2016. Total gross proceeds of the issuances were $624,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

As part of a November 2016 Private Placement Memorandum, the Company issued 1,700,000 shares of common stock to four (4) accredited investors during the fiscal year ended December 31, 2016. Total gross proceeds of the issuances were $85,000. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the year ended December 31, 2016, the Company had 1,783,335 common stock warrants exercised at $0.03 per share for $53,500 and issued 1,296,885 common shares for cashless warrants that were exercised.

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

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2016 and 2015. The following assumptions were used:

●	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
●	Expected Volatility in Stock Price – Expected volatility calculations were based on the Company’s trading activity which ranged between and 117.28% and 154.79% during 2016;
●	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option or warrant, ranging from 1.46% to 2.45% during 2016; and
●	Expected Life of Awards – because the Company has minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the end of the contractual term of the stock award.

In total, the Company recorded $55,143 and $48,523 for the years ended December 31, 2016 and 2015, respectively, of share-based compensation expense related to employee and Board members’ stock options. The unrecognized compensation expense as of December 31, 2016 was $157,838 for non-vested share-based awards to be recognized over a period of approximately five years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2016, there were 181,729 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2016. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2016	2015
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	145.82%	144.40%
Risk-Free Interest Rate	1.87%	2.15%
Expected Life of Stock Awards – Years	10.0	9.5
Weighted Average Fair Value at Grant Date	$0.05	$0.06

The following tables summarize all stock option activity of the Company for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2014	8,364,906	$0.19

Granted	1,100,000	$0.06

Forfeited	(83,333)	$1.45

Outstanding, December 31, 2015	9,381,573	$0.19

Granted	500,000	$0.05

Exercised	(400,000)	$0.05

Forfeited	(63,302)	$0.07

Outstanding, December 31, 2016	9,418,271	$0.16

Exercisable, December 31, 2016	6,783,271	$0.21

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices are shown in the table below:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices

Outstanding, December 31, 2014	8,364,906	5.49	$0.05 - $1.50

Granted	1,100,000	9.10	$0.05 - $0.08

Forfeited	(83,333)		$0.25 - $1.50

Outstanding, December 31, 2015	9,381,573	5.10	$0.05 - $0.68

Exercisable, December 31, 2015	6,508,271	6.29	$0.05 - $0.68

Granted	500,000	9.10	$0.05

Exercised	(400,000)		$0.05

Forfeited	(63,302)		$0.07

Outstanding, December 31, 2016	9,418,271	4.43	$.05 - $0.68

Exercisable, December 31, 2016	6,783,271	5.99	$0.10 - $0.68

The Company added a director on March 12, 2015 and another on December 2, 2015. Each director was granted 500,000 options with a ten-year term and an exercise price of $0.08 and $0.03 respectively, the closing price of the Company’s common stock on the OTCBB on the grant date. The options vest 25,000 shares quarterly beginning on March 30, 2015 and March 30, 2016 for a period of five years ending December 31, 2019 and December 31, 2020 respectively.

As of December 31, 2016, the aggregate intrinsic value of the Company’s outstanding options was $570,128. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2016	2015
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	121.20%	127.26%
Risk-Free Interest Rate	2.18%	1.75%
Expected Life of Stock Awards – Years	10.0	8.2

The following table represents the Company’s warrant activity for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2014	22,235,812		$0.11	5.07

Granted	1,905,193	$0.05	$0.11

Exercised	(5,364,622)		$0.03

Forfeited	(591,003)		$0.05

Expired	(7,222)		$0.80

Outstanding, December 31, 2015	18,178,158		$0.13	5.54

Granted	1,713,244	$0.07	$0.07	9.07

Exercised	(3,163,336)		$0.05	0.3

Forfeited	(605,734)

Outstanding, December 31, 2016	16,122,332		$0.10	6.1

Exercisable, December 31, 2016	16,122,332		$0.10	6.1

The stock compensation expense for 2016 and 2015 related to warrants was $115,054 and $104,538 respectively.

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

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company maintained a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis during 2015. Under the 401(k) plan, 100 percent of participants’ contributions up to a maximum of 3 percent of compensation and 50 percent of participants’ contributions up to an additional 2 percent of compensation are matched. Company contributions under the plan were approximately $2,000 in 2016 and $4,000 for 2015. This plan was terminated in 2016.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

Vytex Division:

During 2016, the Vytex Division had product revenue from three major customers Natures Home Solutions, RCMA, and Centrotrade, which collectively comprised 100% total Vytex revenue. During 2015, the Vytex Division had product revenue from two major customers Natures Homes Solutions and Centrotrade, which comprised 100% of total Vytex revenue. No amounts were owed to major vendors at December 31, 2016 and December 31, 2015.

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

NOTE 14 – SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company has only one operating segment, the Vytex Division.

NOTE 15 – SUBSEQUENT EVENTS

On January 18, 2017 Vystar was informed that the Indian Patent Office approved our application (2487/KOLNP/2010) entitled, “Natural Rubber Latex Having Reduced Allergenicity and Method of Making” under Patent Number 279323. There is one more patent under consideration by the Indian Patent Office.

On February 8, 2017 Vystar received notice of grant from the Guatemalan Patent Office for application number 2010-000208 entitled, “Natural Rubber Latex Having Reduced Allergenicity and Method of Making” and is awaiting a grant number.

As part of the November 2016 Private Placement Memorandum, the Company issued 2,690,000 shares of common stock to nine (9) accredited investors during the period from January 1, 2017 to April 14, 2017. Total gross proceeds of the issuances were $134,500. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the period from January 1, 2017 to April 14, 2017, the Company issued 1,464,087 common stock shares as the result of four (4) accredited investors exercising warrants and options utilizing a cash-less feature in those warrants and options. There were no proceeds in connection with the exercise of these warrants and options.

On March 15, 2017, the Company issued 400,000 common shares as compensation under the Company’s Business Development Agreement with FMW Media Works Corporation and 750,000 common shares as compensation under the Company’s Business Development Agreement with Joseph Savanyo.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.A	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2016 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and believe that the Company’s disclosure controls and procedures are effective to the reasonable assurance level based on the required evaluation.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Such conclusion was reached based on the following material deficiencies noted by management:

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

d) Lack of a formal CFO position who can devote significant attention to financial reporting resulted in multiple audit adjustments.

Management expects to strengthen internal control during 2017 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2016. Each director is elected to serve until the next Annual Meeting of Stockholders.

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

		59	2005
Mitsy Y. Mangum	Ms Mangum is currently a managing director/partner of Lakeview Capital Partners, LLC. From July 2009 to September 2015, Ms. Mangum was Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	53	2008
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

Michael holds an A.B. degree from Georgetown University in Washington, D.C. and currently resides in Atlanta, GA.

		69	2014
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

		74	2015
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

		41	2015
Keith Osborn	Dr. Osborn is a board-certified Orthopaedic Spine Surgeon with 30 years of experience after completing his Spine Fellowship at Harvard University. He received his medical degree from the University of Maryland School of Medicine and performed his residency at Harvard University and Johns Hopkins Hospital. Dr. Osborn currently specializes in Spinal Surgery at Resurgens Orthopaedics in Atlanta with a focus on adult spinal disorders and total disc arthroplasty.	60	2016

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

On August 9, 2016, Thomas L. Mills resigned from his positions with the Company as Chairman of the Board of Directors and a director. Mr. Mills’ resignations did not result from any disagreement with the Company.

Audit Committee

The Board member serving on our Audit Committee is Ms. Mangum. Ms. Mangum chairs and is the sole member of the Audit Committee. Our Board has determined that Ms. Mangum satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Ms. Mangum is an “audit committee financial expert,” as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and resolution of accounting related complaints and concerns;

●	meeting independently with our independent registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by SEC rules.

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

Meetings of the Board and Committees

During fiscal year 2016, our Board held eleven meetings, and its Audit Committee held four meetings. Each director attended at least 75% of the meetings of the Board in fiscal year 2016. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2016 and 2015 and our Chief Financial Officer during 2014.

Name and Principal Position	Salary	Option Awards (1)	All Other Compensation (2)	Total
William R. Doyle (3)
Chairman, Chief Executive Officer and President
2016	$150,000	$100,291	$2,000	$252,291
2015	$112,500	$66,294	$39,900	$218,694

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2016 and 2015 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2016 and 2015 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Amounts consist of medical, insurance premiums and 401(K) contributions paid by us on behalf of the named executive officer.

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

On January 15, 2016, the Board approved a change in Mr. Doyle’s compensation package that included a base annual salary of $150,000 paid monthly and an immediate award of $50,000 in warrants that vest at the end of each month of employment through the end of 2016.

On February 15, 2017, the Board approved a change in Mr. Doyle’s compensation package that included a base annual salary of $150,000 paid monthly and an immediate award of $50,000 in warrants that vest at the end of each month of employment through the end of 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our executive officer as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
William R. Doyle	1,750,000			$0.05	2/11/2018
	250,000			$0.05	3/14/2021
	500,000			$0.05	7/9/2024
	100,000			$0.05	6/30/2020

Risk Analysis of Performance-Based Compensation Programs

The Board of Directors believes that our executive compensation programs do not encourage or result in excessive risk taking. Such programs consist of base salaries, cash bonuses (none of which have been paid to date), and stock option grants. Cash bonuses None so this needs to come out and the vesting of stock option grants for Mr. Doyle, our Chief Executive Officer, Chairman and President are based on milestones Not true to be set by our Board of Directors. We anticipate that such bonuses and stock options will be based on attaining specified percentages of the company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). As a result, such bonuses will likely be focused on increasing revenue and managing expenses, all of which is consistent with the interests of our shareholders. Further, the cash bonuses will likely be capped at a percentage of his base salary. We believe this cap will limit the incentive for excessive risk-taking. This entire paragraph has no merit.

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

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
Mitsy Y. Mangum			10,702	10,702
Michael X. Ianacone			9,640	9,640
Ranjit K. Matthan			7,837	7,837
Jason M. Meggs			2,943	2,943
Keith D. Osborn			3,678	3,678

(1)

In 2014, Ms. Mangum as a non-employee director was granted 500,000 options at $0.11 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2014.

On September 15, 2014, Mr. Ianacone as non-employee directors were granted 500,000 options at $0.10 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2014.

On March 12, 2015, Dr. Matthan as a non-employee director was granted 500,000 options at $0.08 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning March 30, 2015.

On December 2, 2015, Mr. Meggs as a non-employee director was granted 500,000 options at $0.03 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning March 30, 2016.

On May, 18, 2016, Dr. Osborn as a non-employee director was granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2016.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2016 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2016 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2016 for stock options granted to each of the non-employee directors during fiscal years 2015 and 2016, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

5% Stockholders

Joseph C Allegra, M.D. Atlanta, GA	14,951,831	12.812%

Lam Ngoc Minh Vietnam	10,000,000	8.699%

Officers & Directors

William R Doyle Atlanta, GA	11,618,167	9.196%

Keith Osborn Atlanta, GA	22,984,273	18.285%

Michelle Mangum Atlanta, GA	2,315,000	1.979%

Michael X. Ianacone Atlanta, GA	1,028,589	0.893%

Ranjit K. Matthan India	205,000	0.178%

Jason M. Meggs Raleigh, NC	100,000	0.087%

All Directors and Executive Officers as a Group	38,251,029	33.276%

Total Shares Outstanding	114,951,594

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2016 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2016, adjusted as required by rules promulgated by the SEC.

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2016 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	9,381,573	618,427
2014 Long-Term Incentive Compensation Plan	0	5,000,000
Total	9,381,573	5,618,427

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

The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Our officers, employees, consultants and directors are eligible to receive awards under the 2004 Plan; however, incentive stock options may only be granted to our employees. In accordance with the terms of the 2004 Plan, our Board administers the 2004 Plan and, subject to any limitations in the 2004 Plan, selects the recipients of awards and determines:

●	the number of shares of common stock covered by options and the dates upon which those options become exercisable;
●	the exercise prices of options;
●	the duration of options;
●	the methods of payment of the exercise price; and
●	the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of those awards, including the conditions for repurchase, issue price and repurchase price.

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

As of April 29, 2015, the maturity date of the CMA Note was again extended for one year to April 29, 2016. No compensation was paid to the CMA Directors for this extension. The note is currently due on demand.

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

During fiscal year 2016 and 2015, we retained the firm of Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts:

Fee Category	2016($)	2015($)
Audit Fees	68,750	63,215
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	68,750	63,215

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

All services related to audit fees, audit-related fees, tax fees and all other fees provided by PKM during fiscal year 2016 and 2015 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2016.

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

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2016, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for filing with the SEC.

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

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
3.2	Articles of Amendment to the Articles of Incorporation of Vystar Corporation
3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)
10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership

10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)
10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)
10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 11, 2012)
10.18**	Employment Agreement between W. Dean Waters and Vystar dated April 1, 2013
10.19	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.20	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.21	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.22	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
31***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

VYSTAR CORPORATION

Date: April 14, 2017	By:	/s/ William R. Doyle
William R. Doyle
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 2017.

Signature	Title

/s/ William R. Doyle	Chairman, President, Chief Executive Officer, and Chief Financial Officer
William R. Doyle

/s/ Keith D. Osborn	Director
Keith D. Osborn

/s Michael X. Ianacone	Director
Michael X. Ianacone

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ Ranjit Matthan	Director
Ranjit Matthan

/s/ Jason Meggs	Director
Jason Meggs