Form 10-Q
period 2017-03-31
Vystar Corp
filed 2017-05-15
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 15, 2017, there were 119,791,594 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2016. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2016 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2017

Part I.          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

BALANCE SHEETS

	March 31	December 31
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$100,154	$36,282
Accounts receivable, net of allowance for uncollectible amount of $0 at March 31, 2017 and December 31, 2016	980	17,370
Prepaid expenses	70,395	41,300
TOTAL CURRENT ASSETS	171,529	94,952
OTHER ASSETS
Intangible assets, net	135,642	139,562
TOTAL ASSETS	307,171	234,514
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	489,375	488,784
Accrued compensation	13,656	2,917
Shareholder notes payable	595,837	595,837
Accrued expenses	250,006	231,080
TOTAL CURRENT LIABILITIES	2,848,749	2,818,493
Shareholder notes payable	239,231	239,231
TOTAL LIABILITIES	$3,087,980	$3,057,724
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at March 31, 2017 and December 31, 2016 respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 119,791,594 and 114,951,594 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,979	11,495
Additional paid-in capital	24,345,484	23,979,943
Accumulated deficit	(27,138,273)	(26,814,649)
TOTAL STOCKHOLDERS’ DEFICIT	(2,780,809)	(2,823,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,171	$234,514

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	2017	2016
REVENUE	$3,236	$4,830
COST OF REVENUE	3,610	6,058
Gross Margin	(374)	(1,228)
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $181,525 and $79,613 in 2017 and 2016, respectively	277,228	313,582
Total Operating Expenses	277,228	313,582
LOSS FROM OPERATIONS	(277,602)	(314,810)
OTHER INCOME (EXPENSE)
Interest income	—	1
Interest (expense)	(42,505)	(39,648)
Total Other Income (Expense)	(42,505)	(39,647)

LOSS FROM CONTINUING OPERATIONS	(320,107)	(354,457)

DISCONTINUED OPERATIONS	(3,517)	31,528

NET LOSS	($323,624)	($322,929)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.00)	($0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	117,371,594	98,035,575

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($323,624)	($322,929)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	181,525	79,613
Allowance for uncollectible accounts receivable	—	(42,868)
Depreciation	—	278
Amortization of intangible assets	3,920	3,920
(Increase) decrease in assets
Accounts receivable	16,390	(4,810)
Prepaid expenses	(29,095)	94,654
Increase (decrease) in liabilities
Accounts payable	591	10,115
Accrued compensation and expenses	29,665	35,322
Net cash used in operating activities	(120,628)	(146,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	184,500	70,000
Proceeds from exercise of common stock warrants	—	53,500

Net cash provided by financing activities	184,500	123,500

NET INCREASE (DECREASE) IN CASH	63,872	(23,205)

CASH - BEGINNING OF PERIOD	36,282	29,059

CASH - END OF PERIOD	$100,154	$5,854

CASH PAID DURING THE PERIOD FOR
Interest	$23,617	$22,195

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Our global multi-patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty-six months. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

Vystar has expanded into the consumer arena with an introduction into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for domestic, European and Asian manufacturers.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three- month periods ended March 31, 2017 and 2016.

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

Loss Per Share

Because the Company reported a net loss for the three-month periods ended March 31, 2017 and 2016, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 8,298,271 shares and 18,178,158 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, as their effect would be anti-dilutive. Warrants to purchase 17,248,269 shares and 18,300,015 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

Vystar derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2017 approximate market interest rates for the respective borrowings.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2017, the Company had cash of $100,154 and a deficit in working capital of $2,677,220. Further, at March 31, 2017, the accumulated deficit amounted to $27,138,273. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex license fees, our credit facility, stock warrant exercises from existing shareholders and raising capital through private placements of capital stock and debt.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and services; revenue from the licensing agreement with NHS Holdings, LLC; and competing technological developments. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2017 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2017, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4	DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision in May 2016 to discontinue the operations of the Kiron division acquired in June 2013.

The Kiron division revenue was $130 and $49,494 for the three-month periods ended March 31, 2017 and 2016, respectively. (Losses) gains from discontinued operations were ($3,517) and $31,528 for the three-month periods ended March 31, 2017 and 2016, respectively.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016

Furniture, fixtures and equipment	$8,522	$8,522
Accumulated depreciation	(8,522)	(8,522)

	$—	$—

Depreciation expense for the three months ended March 31, 2017 and 2016 was $0 and $278, respectively.

NOTE 6	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents. The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	March 31, 2017	December 31, 2016

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(111,981)	(108,061)

Intangible assets, net	$135,642	$139,562

Amortization expense for the three months ended March 31, 2017 and 2016 was $3,920.

NOTE 7	INCOME TAXES

There is no income tax benefit recorded for the losses for the three months ended March 31, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (6.1786% at March 31, 2017), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2017 was 6.0874%.

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

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the Board of Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the Directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 were amortized on a straight line basis over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three months ended March 31, 2017 and March 31, 2016.

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

On April 30, 2014, the maturity date of the CMA Note was extended to April 30, 2015. No consideration was awarded the CMA members based on this extension.

On April 29, 2015, the maturity date of the CMA Note was extended to April 29, 2016. No consideration was awarded the CMA members based on this extension. The note is currently due on demand.

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2017	December 31, 2016

Long-term Shareholder notes	$835,068	$835,068
Accrued Interest	250,006	231,080
Less: current portion	(595,837)	(595,837)
Total long-term debt	$489,237	$470,311

Such notes with a face-value of $700,068 are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share. One note with a face-value of $135,000 is (i) unsecured, (ii) bears interest at an annual rate of five percent (5%) per annum, and (iii) is convertible into shares of common stock at a conversion rate of $0.05 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of March 31, 2017 of $1,085,074 including accrued interest, is approximately $0.055 per share or 19,751,237 shares of the Company’s common stock. The face value of the Shareholder Notes at March 31, 2017 is $835,068.

On August 15, 2016, the Company received notice from the holder of a Shareholder Promissory Note (“Note”) with a face value of $100,000 that the Company was in default under the terms of the Note and was calling for the principal and accrued interest be paid. The outstanding balance due under the Note as of March 31, 2017 was $109,708. The Company has agreed to terms that pay off the Note over a period of time extending in to the fourth quarter of 2017.

NOTE 9	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of the November 2016 Private Placement Memorandum, the Company issued 3,690,000 shares of common stock to eleven (11) accredited investors during the period from January 1, 2017 to April 14, 2017. Total gross proceeds of the issuances were $184,500. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

At March 31, 2017, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of $53,201, and could be converted into 3,829,610 shares of common stock, at the option of the holder.

NOTE 10	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $181,525 and $79,613 of stock-based compensation expense for the three-month periods ended March 31, 2017 and 2016, respectively, related to employee and board member stock options and common stock and warrants issued to nonemployees. As of March 31, 2017, $184,654 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the three months ended March 31, 2017:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2017, there were 1,701,729 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2017. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three month period ended March 31, 2017. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	9,418,271		$0.16	4.43

Granted	—		—

Exercised	—		—

Expired	1,120,000		$0.21

Outstanding, March 31, 2017	8,298,271		$0.16	4.60

Exercisable, March 31, 2017	6,358,271		$0.21	6.09

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2017
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	152.71%
Risk-Free Interest Rate	2.00%
Expected Life of Stock Awards – Years	6.73

The following table represents the Company’s warrant activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	16,122,332		$0.10	6.10

Granted	1,145,937	$0.13	$0.14	6.60

Forfeited	20,000		$0.68

Outstanding, March 31, 2017	17,248,269		$0.10	5.90

Exercisable, March 31, 2017	16,951,908		$0.10	6.00

The Company issued 1,145,937 warrants for services during the three months ended March 31, 2107 at exercise prices from $0.10 to $0.17 per share, exercisable over a period of ten years from the grant date. All of the warrants with the exception of 362,219 vested immediately with the 362,219 warrants vesting one-eleventh per month over an eleven-month period. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option-pricing model and assumptions as detailed above. The total amount of the fair value was $150,351 and is recorded as noncash share-based compensation expense as vesting occurs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Our global multi-patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty-six months. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. According to the most recent data available and obtained on the International Rubber Study Group web site (www.rubberstudy.com) and dated January 6, 2015: the total world rubber demand increased at 1.8% and 4.1% in 2015 and 2016 respectively, growing below the long-term growth rate of 3.7% under the IMF Scenario to 29.1 million tonnes in 2015 and to 30.3 million tonnes in 2016.

World Natural Rubber (NR) demand increased by 3.1% in 2015 under the IMF Scenario and by 4.4% in 2016. The world total NR consumption was 12.3 million tonnes in 2015, 12.9 million tonnes in 2016 and is expected to increase to 16.5 million tonnes in 2023. World Synthetic Rubber (SR) demand was 16.8 million tonnes in 2015 and 17.5 million tonnes in 2016 under the IMF Scenario. In 2023, the demand for SR will be 21.5 million tonnes. The outlook for NR supply is positive, sufficient to meet the demand of the industry for all forecast years under all three scenarios. Almost 60% of global consumption is by the world’s tire manufacturing industry, with the remainder going into the ‘general rubber products’ sector; many thousands of different goods are manufactured by this sector, serving many industries, including transport, construction, health, mining, apparel, foam, etc.

Substantially all of the latex processors are located in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where focus now shifts to certifications from the Forestry Stewardship Council and Rainforest Alliance, as a specialty latex. In addition to the resurgence of Central and South America in natural rubber latex production, countries such as Vietnam and Cambodia have launched major efforts to meet the needs of the global liquid natural rubber latex market. Vietnam is now a major processor of our Vytex NRL and several trial runs of the specialty offerings discussed below that are in place for manufacturer trials and we now have two producers in Guatemala, one starting the trial phase.

Our initial product portfolio included Vytex NRL in high ammonia (HA) and low ammonia (LA) formulations. New specialized formulations are projected to come to market over the next year with trials in ultra-low ammonia, pre-vulcanized and low nitrosamine versions currently taking place. Vystar has used its technology to work with customers to solve production issues and provide them with a point of difference and guidance as research using Vytex has headed into directions previously thought to be off-limits to natural rubber latex. It appears to be the removal of the vast majority of the proteins, the carotenoids and the non-rubbers that affords Vytex NRL this opportunity.

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

Recently at the 2017 Nuremberg Toy Show (Speilwarenmesse) Vytex NRL was a targeted product for manufacturers of balloons, masks, etc. On the main page of the European Balloons and Party Council web site is a Yahoo video still plus a recent press release that discusses the benefits of Vytex NRL in items such as balloons. As there is a new proposal for limits on protein content of balloons by virtue of an EN listing, Vytex has now gone in to full pre-vulcanized testing to start the sampling process in this very large European manufacturing market (Italy, Austria, Spain, etc.) for balloons and has already spread to areas in Central and South America.

Over the course of several years, our technical groups have presented technical papers of varying topics that still hold relevance. Vytex NRL is produced at the latex processor level and can be integrated into the current processing environments without additional capital equipment investment. The protein removal and modification process that leads to Vytex NRL allows manufacturers to lower manufacturing costs with the benefit of reduced protein levels. Reduced leaching times and resulting reductions in energy, water and material handling consumption can lead to realized cost savings.

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

Increased interest in the exam glove arena has put Vystar in the enviable position of needing glove manufacturers to work with to handle the expected transition of healthcare companies, clinics and non-medical uses. Vystar is currently working with an American manufacturing facility to handle some of these needs as they prepare for production start-up. Other glove manufacturers are also being sought.

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala. Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries. Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe. This agreement was continued in 2016 for an additional 5 years

In October 2010, we signed a second licensing agreement with KA Prevulcanized Latex (KAPVL) to manufacture and sell Vytex NRL in the SAARC region which includes India, Pakistan, Sri Lanka, Bangladesh, Bhutan and Nepal. India is the second largest consumer of concentrated latex behind China. In 2014, this agreement ended and we did not renew.

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

The paper entitled, “The Non-Enzymatic Deproteinization of Natural Rubber Latex (DPNRL) Enabling the Greater Versatility in End Product Applications” discussed improvements that extend beyond the ultra-low allergenicity of the DPNRL and include improved color, absence of rubber odor, and improved physicochemical attributes. Improved air and helium retentions results were reported. The potential to extend applications into other non-conventional areas other than latex end products was discussed and we are currently in the retail test market stages for the United States based manufacturing of mattresses, pillows and toppers to key furniture stores and buying groups, primarily in the Northeastern United States and signed a 5-year renewable agreement in January 2015 with Nature’s Home Solutions (NHS) to exclusively distribute these products in the United States. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for domestic, European and Asian manufacturers.

Samples have been presented to the manufacturers and feedback has been very positive with names such as Gold Bond, King Coil (Natura and Laura Ashley) and SpringAir (Nature’s Rest) adding Vytex to their current offerings. A similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016 a select group attended the ISPA technical show in March 2017 in Tampa. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience. NHS sees steady increased exponential growth throughout the remainder of 2017 and the companies, combined with Lien A, have structured the needed supply chain.

Pricing of materials in the rubber and latex industries continues to fluctuate. Prices of centrifuged latex, thus Vytex, have risen throughout 2016 and in to early 2017 due to various factors such as floods in southern Thailand, removal of older tress and replanting which is a seven-year process, newer plantations coming online, etc.

Working through distribution with global manufacturers, Vystar has been able to secure a commitment from a major manufacturer of dielectric gloves that have qualified Vytex to run on a full production line with potential to move to other lines and more of their international locations. Vystar has also progressed well in pilot line trials with a major women’s apparel retailer. The next stage of this relationship started in November 2016 with licensing discussions and has now expanded to full container shipments with additional manufacturing plants set to come on throughout 2017.

We are expanding our usage of Vytex with a worldwide manufacturer of cold seal adhesives to complement the current business in sports shoes and starting a re-trial with a large domestic adhesive company in second quarter 2017.

By introducing several new versions of Vytex at the ILC meeting mid-2015, we have secured several trials with manufacturers in the toy arena who desire the lowest levels of nitrosamine and protein per European standards. This affects balloon manufacturers who make balloons in Europe as well as those that sell into the European markets. Also, as an alternative raw material has ceased production, a catheter manufacturer is now trialing Vytex for their internal balloons with results now being evaluated.

A small trial is commencing with a start-up American manufacturer of exam gloves, using Vytex, as requested by a major outpatient provider of services. The dipping process for the exam gloves will progress in the next months to provide samples for early evaluation with center-wide trials to start upon approval. As the USFDA 510k allowance for an exam glove containing Vytex is for an un-powdered glove, we are well positioned to manage expectations for those requiring an exam glove without powder with a lower antigenic protein content.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

	3 Months Ended March 31,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change

	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$3,236	$130	$3,366	$4,830	$49,494	$54,324	($1,594)	(33.0%)	($50,958)	(93.8%)
Cost of revenue	3,610	20	3,630	6,058	23,201	29,259	(2,448)	(40.4%)	(25,629)	(87.6%)
Gross margin	(374)	110	(264)	(1,228)	26,293	25,065	854	69.5%	(25,329)	(101.1%)

Operating Expenses
General and administrative	277,228	3,589	280,817	313,582	(6,957)	306,625	(36,354)	(11.6%)	(25,808)	(8.4%)
Total operating expenses	277,228	3,589	280,817	313,582	(6,957)	306,625	(36,354)	(11.6%)	(25,808)	(8.4%)

Profit (Loss) from Operations	(277,602)	(3,479)	(281,081)	(314,810)	33,250	(281,560)	37,208	11.8%	479	0.2%

Interest income	—	—	—	1	—	1	(1)	(100.0%)	(1)	(100.0%)
Interest (expense)	(42,505)	(38)	(42,543)	(39,648)	(1,722)	(41,370)	(2,857)	(7.2%)	(1,173)	(2.8%)
Total Other Income/Expense	(42,505)	(38)	(42,543)	(39,647)	(1,722)	(41,369)	(2,858)	(7.2%)	(1,174)	(2.8%)

Net loss	($320,107)	($3,517)	($323,624)	($354,457)	$31,528	($322,929)	$34,350	9.7%	($695)	(0.2%)

Revenues

Revenues for the three months ended March 31, 2017 and 2016 from the Company were $3,366 and $54,324, respectively, for a decrease of $50,958 or 93.8%. The decrease in revenues from operations was principally due to the closing of the Kiron division. Revenues for the three months ended March 31, 2017 and 2016 from the Company’s continuing operations were $3,236 and $4,830, respectively, for a decrease of $1,594 or 33.0%.  The decrease in revenues from continuing operations was due to decrease in Vytex licensing fees.

For the Company, gross margin fell from $25,065 for the period ended March 31, 2016 to ($264) for the period ended March 31, 2017, a decrease of $25,329 or 101.1%.  Gross margin from continuing operations for the three months ended March 31, 2017 and 2016 was ($374) and ($1,228), respectively, for an increase of $854 or 69.5%.  Cost of revenue for the three months ended March 31, 2017 and 2016 was $3,610 and $6,058, respectively a decrease of $2,448 or 40.4%.

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $280,817 and $306,625 for the three months ended March 31, 2017 and 2016, respectively, for a decrease of $25,808 or 8.4%. This was the result of a reduction in third-party consulting services. The Company’s operating expenses from continuing operations were $277,228 and $313,582 for the three months ended March 31, 2017 and 2016, respectively, for a decrease of 36,354 or 11.6%.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2017 consisted of interest expense of $42,543. This compares to interest expense of $41,370 for the three months ended March 31, 2016. The increase in interest expense for the quarter ended March 31, 2017 versus the same quarter in 2016 was attributable to an increase in the LIBOR index rate on the CMA Loan and the net addition of Shareholder Notes.

Net Loss

Net loss was $323,624 and $322,929 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $695 or 0.2% in the net loss. The smaller net loss the Company experienced in the quarter ended March 31, 2017 versus the same period in 2016 was primarily attributable to the reduction in third-party consulting service expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At March 31, 2017, the Company had cash of $100,154 and a deficit in working capital of $2,677,220.  Further, at March 31, 2017, the accumulated deficit amounted to $27,138,273.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2017 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2017, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2017 and 2016, net cash used in operations was $120,628 and $146,705 respectively. The negative cash flow for the three months ended March 31, 2017 resulted primarily from the net loss of $323,624, and an increase in prepaid expenses of $29,095 offset by non-cash charges related to non-cash share-based compensation expense of $181,525, a reduction in accounts receivable of $16,390, and an increase in accrued compensation and expenses of $29,665. The negative cash flow for the three months ended March 31, 2016 resulted primarily from the net loss of $322,929 and a decrease in allowance for uncollectible accounts receivable of $42,868 offset by non-cash charges related to non-cash share-based compensation expense of $79,613, prepaid expenses of $94,654, and accounts payable of $10,115.

For the three months ended March 31, 2017 and 2016, the company had no investing activity.

Net cash provided by financing activities for the three months ended March 31, 2017 was $184,500 from the sale of common stock. Net cash provided by financing activities for the three months ended March 31, 2016 was $70,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

 (A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company in for the three months ended March 31, 2017, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2016 through March 31, 2017, the Company issued 3,690,000 shares of common stock at $0.05 per share for $184,500.

(b)       Stock Option Grants

From December 31, 2016 through March 31, 2017, the Company had no stock option grants.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.         MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.         OTHER INFORMATION

 None

ITEM 6.         EXHIBITS

Exhibit Index

Number	Description

31 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of Chief Executive Officer, Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 15, 2017	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director