Form 10-Q
period 2017-06-30
Vystar Corp
filed 2017-08-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐ NO ☒

As of August 14, 2017, there were 127,118,132 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A – Risk Factors” of our Form 10-K for the year ended December 31, 2016. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A – “Risk Factors” of our Form 10-K for the year ended December 31, 2016 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2017

Part I.       FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

BALANCE SHEETS

	June 30, 2017	December 31 2016
ASSETS
CURRENT ASSETS
Cash	$66,054	$36,282
Accounts receivable, net of allowance for uncollectible amount of $0 at June 30, 2017 and December 31, 2016, respectively	1,781	17,370
Prepaid expenses	38,866	41,300
TOTAL CURRENT ASSETS	106,701	94,952
OTHER ASSETS
Intangible assets, net	131,722	139,562
TOTAL ASSETS	$238,423	$234,514
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	485,521	488,784
Accrued compensation	2,000	2,917
Shareholder notes payable	591,529	595,837
Accrued expenses	265,534	231,080
TOTAL CURRENT LIABILITIES	2,844,459	2,818,493
Shareholder notes payable	198,461	239,231
TOTAL LIABILITIES	$3,042,920	$3,057,724
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at June 30, 2017 and December 31, 2016 respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 124,819,919 and 114,951,594 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	12,482	11,495
Additional paid-in capital	24,623,429	23,979,943
Accumulated deficit	(27,440,409)	(26,814,649)
TOTAL STOCKHOLDERS’ DEFICIT	(2,804,497)	(2,823,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,423	$234,514

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$3,087	$2,793	$6,323	$7,623
COST OF REVENUE	6,610	6,305	10,220	12,973
Gross Margin	(3,523)	(3,512)	(3,897)	(5,350)
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $32,977 and $154,441 for the three months ended June 30, 2017 and 2016, respectively and $214,502 and $233,964 for the six months ended June 30, 2017 and 2016, respectively	254,481	316,638	531,783	631,591
Total Operating Expenses	254,481	316,638	531,783	631,591
LOSS FROM OPERATIONS	(258,004)	(320,150)	(535,680)	(636,941)
OTHER INCOME (EXPENSE)
Interest income	—	—	—	1
Other income	—	—	—	35
Interest expense	(42,728)	(61,805)	(85,233)	(101,454)
Total Other Income (Expense)	(42,728)	(61,805)	(85,233)	(101,418)

LOSS FROM CONTINUING OPERATIONS	(300,732)	(381,955)	(620,913)	(738,359)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,330)	53,160	(4,847)	75,044

NET LOSS	$(302,062)	$(328,795)	$(625,760)	$(663,315)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	122,305,757	105,790,975	119,854,369	102,672,286

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(625,760)	$(663,315)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	214,502	233,964
Allowance for uncollectible accounts receivable	—	(42,868)
Depreciation	—	278
Amortization of intangible assets	7,840	7,840
(Increase) decrease in assets
Accounts receivable	15,589	(4,810)
Prepaid expenses	2,434	154,309
Increase (decrease) in liabilities
Accounts payable	4,336	(92,919)
Accrued compensation and expenses	36,331	34,752
Net cash used in operating activities	(344,728)	(372,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	374,500	570,000
Exercise of warrants/options	—	53,500

Net cash provided by financing activities	374,500	623,500

NET INCREASE (DECREASE) IN CASH	29,772	250,731

CASH - BEGINNING OF YEAR	36,282	29,059

CASH - END OF PERIOD	$66,054	$279,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
Interest	$48,023	$44,905
Shareholder Notes Converted to Common Stock	$55,470	$—

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”).  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three-month and six-month periods ended June 30, 2017 and 2016.

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

Loss Per Share

Because the Company reported a net loss for the six-month periods ended June 30, 2017 and 2016, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 8,298,271 shares and 9,218,271 shares of common stock for the six months ended June 30, 2017 and 2016, respectively, as their effect would be anti-dilutive.  Warrants to purchase 16,436,835 and 18,014,582 shares of common stock for the six months ended June 30, 2017 and 2016, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Vytex segment derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2017 approximate market interest rates for the respective borrowings.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2017, the Company had cash of $66,054 and a deficit in working capital of $2,737,758.  Further, at June 30, 2017, the accumulated deficit amounted to $27,440,409.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

The Kiron division revenue was $0 and $26,957 for the three-month period ended June 30, 2017 and 2016, respectively and $130 and $76,450 for the six-month period ended June 30, 2017 and 2016, respectively. Gains (Losses) from discontinued operations were $(1,330) and $53,160 for the three-month period ended June 30, 2017 and 2016, respectively and $(4,847) and $75,044 for the six-month period ended June 30, 2017 and 2016, respectively.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016

Furniture, fixtures and equipment	$8,522	$8,522
Accumulated depreciation	(8,522)	(8,522)

	$—	$—

Depreciation expense for the three months ended June 30, 2017 and 2016 was $0 and $278, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $0 and $278, respectively.

NOTE 6	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents.  The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	June 30, 2017	December 31, 2016

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(115,901)	(108,061)

Intangible assets, net	$131,722	$139,562

Amortization expense for the three months ended June 30, 2017 and 2016 was $3,920. Amortization expense for the six months ended June 30, 2017 and 2016 was $7,840.

NOTE 7	INCOME TAXES

There is no income tax benefit recorded for the losses for the three and six months ended June 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 8	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (6.50% at June 30, 2017), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2017 was 5.25%.

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

On September 14, 2011, the Company’s Board of Directors approved increasing the line of credit with CMA by $200,000 to a maximum principal amount of $1,000,000 and the Company’s Chairman and Chief Executive Officer became a member of CMA. As compensation to the CMA Directors for increasing the amount available under the CMA Note, the Board of Directors approved modifying the exercise price for the 2,600,000 compensatory stock purchase warrants previously issued to the Directors from $0.45 to $0.27 per share, which was the closing price of the Company’s common stock on that date and the Company also issued warrants to purchase an additional 1,600,000 shares of the Company’s stock at $0.27 per share, which was the closing price of the Company’s common stock on September 14, 2011, which vest upon the original terms of the CMA Note. The costs incurred in the modification of the exercise price of the 2,600,000 compensatory stock purchase warrants issued on April 29, 2011 and the additional 1,600,000 warrants issued on September 14, 2011 are being amortized on a straight-line basis over the remaining term of the CMA Note.

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and six months ended June 30, 2017 and June 30, 2016.

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

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	June 30, 2017	December 31, 2016

Shareholder notes	$789,990	$835,068
Accrued Interest	257,935	231,080
Total Shareholder Notes & Accrued Interest	1,047,925	1,066,148

Less: Accrued Interest	(257,935)	(231,080)
Less: Current Portion	(591,529)	(595,837)
Total long-term debt	$198,461	$239,231

Such notes are (i) unsecured, (ii) bear interest at an annual rate ranging from five percent (5%) to ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of June 30, 2017 of $1,101,211 including accrued interest, is approximately $0.055 per share or 18,975,069 shares of the Company’s common stock. The face value of the Shareholder Notes at June 30, 2017 is $789,990.

NOTE 9	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of the November 2016 Private Placement Memorandum, the Company issued 7,490,000 shares of common stock to fifteen (15) accredited investors during the period from January 1, 2017 to June 30, 2017. Total gross proceeds of the issuances were $374,500. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On March 15, 2017, the Company issued 400,000 common shares as compensation under the Company’s Business Development Agreement with FMW Media Works Corporation and 750,000 common shares as compensation under the Company’s Business Development Agreement with Joseph Savanyo.

On April 9, 2017, the Company issued 118,919 common shares as a result of a cashless exercise of outstanding warrants.

On April 25, 2017, the Company issued 1,109,406 common shares as a result of a partial conversion of a Shareholder Note and accrued interest.

On May 22, 2017, the Company signed a sales and marketing agreement with Anazca, LLC issuing restricted common shares as goals are achieved.

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

At June 30, 2017, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $42,820, and could be converted into 3,622,001 shares of common stock, at the option of the holder.

NOTE 10	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $32,977 and $154,441 of stock-based compensation expense for the three-month period ended June 30, 2017 and 2016, respectively, and $214,502 and $233,964 of stock-based compensation expense for the six-month period ended June 30, 2017, and 2016, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of June 30, 2017, $156,190 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the six months ended June 30, 2017:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2017, there were 618,427 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2016. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six-month period ended June 30, 2017. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	9,418,271	$0.16	4.43

Granted	—

Exercised	—

Expired	1,120,000

Outstanding, June 30, 2017	8,298,271	$0.16	4.32

Exercisable, June 30, 2017	6,533,271	$0.20	5.61

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock.  The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2017
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	152.67%
Risk-Free Interest Rate	2.00%
Expected Life of Stock Awards – Years	6.83

The following table represents the Company’s warrant activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	16,122,332		$0.10	6.10

Granted	1,182,503	$0.14	$0.14	6.46

Exercised	(200,000)		$0.05

Forfeited	(668,000)		$0.14

Expired	—

Outstanding, June 30, 2017	16,436,835		$0.10	5.28

Exercisable, June 30, 2017	16,140,474		$0.10	5.61

The Company issued 1,182,503 warrants for services during the six months ended June 30, 2017 at exercise prices from $0.10 to $0.17 per share, exercisable over a period of five to ten years from the grant date. All of the warrants with the exception of 362,219 vested immediately with the 362,219 warrants vesting one-eleventh per month over an eleven-month period. The total amount of the fair value of this grant was $50,000 and is recorded as noncash share-based compensation expense as vesting occurs. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.

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

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala. Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries. Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe. This agreement was continued in 2016 for an additional 5 years.

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

Working through distribution with global manufacturers, Vystar secured a commitment from a major manufacturer of dielectric gloves qualifying Vytex to run on a full production line with potential to move to other lines and more of their international locations. Licensing discussions began in November 2016 and has now expanded to full container shipments with additional manufacturing plants set to come on throughout 2017. We are also expanding our usage of Vytex with a worldwide manufacturer of cold seal adhesives to complement the current business in sports shoes and starting a re-trial with a large domestic adhesive company in second quarter 2017.

With the introduction of several new versions of Vytex at the ILC meeting mid-2015, we secured several trials with toy manufacturers arena who desire the lowest levels of nitrosamine and protein per European standards. This affects European balloon manufacturers as well as those selling balloons in the European markets. Also, as an alternative raw material has ceased production, a catheter manufacturer is now trialing Vytex for their internal balloons with results now being evaluated. Vystar has also progressed well in pilot line trials with a major women’s apparel retailer.

A small trial is commencing with a start-up American manufacturer of exam gloves, using Vytex, as requested by a major outpatient provider of services. The dipping process for the exam gloves will progress in the next months to provide samples for early evaluation with center-wide trials to start upon approval. As the USFDA 510k allowance for an exam glove containing Vytex is for an un-powdered glove, we are well positioned to manage expectations for those requiring an exam glove without powder with a lower antigenic protein content with two trials currently in place.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

	Three Months Ended June 30,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$3,087	$—	$3,087	$2,793	$26,957	$29,750	$294	10.5%	$(26,663)	(89.6%)
Cost of revenue	6,610	—	6,610	6,305	3,889	10,194	(305)	(4.8%)	3,584	35.2%
Gross margin	(3,523)	—	(3,523)	(3,512)	23,068	19,556	(11)	0.3%	(23,079)	(118.0%)

Operating Expenses
General and administrative	254,481	1,330	255,811	316,638	(25,777)	290,861	(62,157)	(19.6%)	(35,050)	(12.1%)
Total operating expenses	254,481	1,330	255,811	316,638	(25,777)	290,861	(62,157)	(19.6%)	(35,050)	(12.1%)

Profit (Loss) from Operations	(258,004)	(1,330)	(259,334)	(320,150)	48,845	(271,305)	62,146	19.4%	11,971	4.4%

Interest expense	(42,728)	—	(42,728)	(61,805)	4,315	(57,490)	19,077	(30.9%)	14,762	(25.7%)
Total Other Income/Expense	(42,728)	—	(42,728)	(61,805)	4,315	(57,490)	19,077	30.9%	14,762	25.7%

Net loss	$(300,732)	$(1,330)	$(302,062)	$(381,955)	$53,160	$(328,795)	$81,223	21.3%	$26,733	8.1%

Revenues

Revenues for the three months ended June 30, 2017 and 2016 from the Company were $3,087 and $29,750, respectively, for a decrease of $26,663 or 89.6%. The decrease in revenues from operations was due to the elimination of the Kiron division. Revenues for the three months ended June 30, 2017 and 2016 from the Company’s continuing operations were $3,087 and $2,793, respectively, for an increase of $294 or 10.5%.  The increase in revenues from continuing operations was due to increased Vytex sales in the industrial glove market.

For the Company, gross margin fell from $19,556 for the period ended June 30, 2016 to a gross loss of $3,523 for the period ended June 30, 2017, a decrease of $23,079 or 118.0%.  Gross margin from continuing operations for the three months ended June 30, 2017 and 2016 was ($3,523) and ($3,512), respectively, for a decrease of $11 or 0.3%.  Cost of revenue for the three months ended June 30, 2017 and 2016 was $6,610 and $6,305 respectively a decrease of $305 or 4.8%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $255,811 and $290,861 for the three months ended June 30, 2017 and 2016, respectively, for a decrease of $35,050 or 12.1%. This was primarily the result of a reduction in third-party contracted expenses. The Company’s operating expenses from continuing operations were $254,481 and $316,638 for the three months ended June 30, 2017 and 2016, respectively, for a decrease of $62,157 or 19.6%.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2017 consisted of interest expense of $42,728. This compares to net interest expense of $57,490 for the three months ended June 30, 2016. The decrease in interest expense for the quarter ended June 30, 2017 versus the same quarter in 2016 was attributable to reduction in the interest expense on the outstanding Shareholder Notes.

Net Loss

Net loss was $302,062 and $328,795 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $26,733 or 8.1% in the net loss. The smaller net loss the Company experienced in the quarter ended June 30, 2017 versus the same period in 2016 was primarily attributable to a reduction in third-party contract services.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

	Six Months Ended June 30,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$6,323	$130	$6,453	$7,623	$76,451	$84,074	$(1,300)	(17.1%)	$(77,621)	(92.3%)
Cost of revenue	10,220	20	10,240	12,973	33,860	46,833	2,753	21.2%	36,593	78.1%
Gross margin	(3,897)	110	(3,787)	(5,350)	42,591	37,241	1,453	(27.2%)	(41,028)	(110.2%)

Operating Expenses
General and administrative	531,783	4,919	536,702	631,591	(29,858)	601,733	(99,808)	(15.8%)	(65,031)	(10.8%)
Total operating expenses	531,783	4,919	536,702	631,591	(29,858)	601,733	(99,808)	(15.8%)	(65,031)	(10.8%)

Profit (Loss) from Operations	(535,680)	(4,809)	(540,489)	(636,941)	72,449	(564,492)	101,261	15.9%	24,003	4.3%

Other income	—	—	—	36	—	36	$(36)	(100.0%)	$(36)	(100.0%)
Interest expense	(85,233)	(38)	(85,271)	(101,454)	2,595	(98,859)	16,221	(16.0%)	13,588	(13.7%)
Total Other Income/Expense	(85,233)	(38)	(85,271)	(101,418)	2,595	(98,823)	16,185	16.0%	13,552	13.7%

Net loss	(620,913)	$(4,847)	$(625,760)	$(738,359)	$75,044	$(663,315)	$117,446	15.9%	$37,555	5.7%

Revenues

Revenues for the six months ended June 30, 2017 and 2016 from the Company were $6,453 and $84,074 respectively, for a decrease of $77,621 or 92.3%. The decrease in revenues from operations was due to the closing of Kiron. Revenues for the six months ended June 30, 2017 and 2016 from the Company’s continuing operations were $6,323 and $7,623 respectively, for a decrease of $1,300 or 17.1%.  The decrease in revenues from continuing operations was due to the drop in raw latex prices and the resultant drop in Vytex licensing fees.

For the Company, gross margin fell from $37,421 for the period ended June 30, 2016 to a gross loss of $3,787 for the period ended June 30, 2017, a decrease of $41,028 or 110.2%.  Gross margin from continuing operations for the three months ended June 30, 2017 and 2016 was ($3,897) and ($5,350) respectively, for a decrease of $1,453 or 27.2%.  Cost of revenue for the three months ended June 30, 2017 and 2016 was $10,220 and $12,973 respectively, a decrease of $2,753 or 21.2%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $536,702 and $601,733 for the six months ended June 30, 2017 and 2016, respectively, for a decrease of $65,031 or 10.8%. This was primarily the result of the reduction in third-party contracted services. The Company’s operating expenses from continuing operations were $531,783 and $631,591 for the six months ended June 30, 2017 and 2016, respectively, for a decrease of $99,808 or 15.8%.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2017 consisted of interest expense of $85,271. This compares to interest expense of $98,859 for the six months ended June 30, 2016. The decrease in interest expense for the period ended June 30, 2017 versus the same period in 2016 was attributable to a decrease in interest expense associated with outstanding Shareholder Notes.

Net Loss

Net loss was $620,760 and $663,315 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $37,555 or 5.7% in the net loss. The smaller net loss the Company experienced in the period ended June 30, 2017 versus the same period in 2016 was primarily a reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2017, the Company had cash of $66,054 and a deficit in working capital of $2,737,758.  Further, at June 30, 2017, the accumulated deficit amounted to $27,440,409.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the six months ended June 30, 2017 and 2016, net cash used in operations was $344,728 and $372,769 respectively.  The negative cash flow for the six months ended June 30, 2017 resulted primarily from the net loss of $625,760, offset by non-cash charges related to non-cash share-based compensation expense of $214,502, and a decrease in accounts receivable of $15,589, and an increase in accrued expenses of $36,331. The negative cash flow for the six months ended June 30, 2016 resulted primarily from the net loss of $663,315 and a decrease in allowance for uncollectible accounts receivable of $42,868 offset by non-cash charges related to non-cash share-based compensation expense of $233,964 and prepaid expenses of $154,309.

For the six months ended June 30, 2017 and 2016, the company had no investing activity.

Net cash provided by financing activities for the six months ended June 30, 2017 was $374,500 from the sale of common stock. Net cash provided by financing activities for the six months ended June 30, 2016 was $570,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants.

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

 (A)     Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the six months ended June 30, 2017, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2016 through June 30, 2017, the Company issued 7,490,000 shares of common stock at $0.05 per share for $374,500. The Company also issued 118,919 shares of common stock as a result of a non-cash warrant exercise and 1,109,406 shares of common stock as a result of a shareholder note and accrued interest conversion.

(b)       Stock Option Grants

From December 31, 2016 through June 30, 2017, the Company did not grant any stock options.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable

ITEM 5.	OTHER INFORMATION

 None

ITEM 6.	EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 14, 2017	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director

