Form 10-Q
period 2017-09-30
Vystar Corp
filed 2017-11-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 132,189,001 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2017

Part I.       FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$6,651	$36,282
Accounts receivable, net of allowance for uncollectible amount of $0 at September 30, 2017 and December 31, 2016, respectively	5,440	17,370
Prepaid expenses	270,954	41,300
TOTAL CURRENT ASSETS	283,045	94,952
OTHER ASSETS
Intangible assets, net	127,802	139,562
TOTAL ASSETS	$410,847	$234,514
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	394,824	488,784
Accrued compensation	—	2,917
Shareholder notes payable	591,529	595,837
Accrued expenses	339,946	231,080
TOTAL CURRENT LIABILITIES	2,826,174	2,818,493
Shareholder notes payable	198,461	239,231
TOTAL LIABILITIES	$3,024,635	$3,057,724
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at September 30, 2017 and December 31, 2016 respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 130,495,927 and 114,951,594 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13,050	11,495
Additional paid-in capital	25,060,524	23,979,943
Accumulated deficit	(27,687,363)	(26,814,649)
TOTAL STOCKHOLDERS’ DEFICIT	(2,613,788)	(2,823,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$410,847	$234,514

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$5,400	$29,642	$11,723	$37,264

COST OF REVENUE	4,775	3,000	15,800	15,973

Gross Margin	625	26,642	(4,077)	21,291
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $242,038 and $74,253 for the three months ended September 30, 2017 and 2016, respectively and $427,998 and $379,301 for the nine months ended September 30, 2017 and 2016, respectively	331,807	247,422	860,589	902,286

Total Operating Expenses	331,807	247,422	860,589	902,286

LOSS FROM OPERATIONS	(331,182)	(220,780)	(864,666)	(880,995)
OTHER INCOME (EXPENSE)

Interest income	—	—	—	1

Other income	78,513	(14,456)	78,513	(14,456)

Interest expense	(43,710)	(40,125)	(128,943)	(134,233)

Total Other Income (Expense)	34,803	(54,581)	(50,430)	(148,688)

LOSS FROM CONTINUING OPERATIONS	(296,379)	(275,361)	(915,096)	(1,029,683)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	47,229	(31,030)	42,382	43,207

NET LOSS	$(249,150)	$(306,391)	$(872,714)	$(986,476)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	127,657,923	111,954,708	122,514,759	104,995,141

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(872,714)	$(986,476)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	427,998	379,301
Allowance for uncollectible accounts receivable	—	(60,266)
Depreciation	—	278
Amortization of intangible assets	11,760	11,760
(Increase) decrease in assets
Accounts receivable	11,930	31,766
Prepaid expenses	(15,487)	52,445
Increase (decrease) in liabilities
Accounts payable	(31,159)	4,666
Accrued compensation and expenses	53,541	28,906
Net cash used in operating activities	(414,131)	(537,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment, net	—	2,701
Net cash provided by investing activities	—	2,701

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of costs	384,500	570,000
Exercise of warrants/options	—	53,500
Net cash provided by financing activities	384,500	623,500

NET INCREASE (DECREASE) IN CASH	(29,631)	88,581

CASH - BEGINNING OF YEAR	36,282	29,059

CASH - END OF PERIOD	$6,651	$117,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Common stock issued for services to be rendered	$214,167	—
Shareholder notes converted to common stock	$55,470	—
CASH PAID DURING THE PERIOD FOR
Interest	$73,875	$96,176

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three-month and nine-month periods ended September 30, 2017 and 2016.

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

Loss Per Share

Because the Company reported a net loss for the nine-month periods ended September 30, 2017 and 2016, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 8,298,271 shares and 9,718,271 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, as their effect would be anti-dilutive. Warrants to purchase 16,469,582 and 18,084,609 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenues

The Company derives revenue from license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber-end products such as the foam used in the pillows and mattresses. Revenue is recognized when the licensee confirms payment and pays Vystar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2017 approximate market interest rates for the respective borrowings.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2017, the Company had cash of $6,651 and a deficit in working capital of $2,543,129. Further, at September 30, 2017, the accumulated deficit amounted to $27,687,363. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

The Kiron division revenue was $0 and $4,538 for the three-month period ended September 30, 2017 and 2016, respectively and $130 and $80,988 for the nine-month period ended September 30, 2017 and 2016, respectively. Gains (Losses) from discontinued operations were $47,229 and ($31,030) for the three-month period ended September 30, 2017 and 2016, respectively and $42,382 and $43,207 for the nine-month period ended September 30, 2017 and 2016, respectively. These gains for the period were the result of the write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

NOTE 5	INTANGIBLE ASSETS

Patents represent legal and other fees associated with the registration of patents. The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Intangible assets are as follows:

	September 30, 2017	December 31, 2016

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(119,821)	(108,061)

Intangible assets, net	$127,802	$139,562

Amortization expense for the three months ended September 30, 2017 and 2016 was $3,920. Amortization expense for the nine months ended September 30, 2017 and 2016 was $11,760.

NOTE 6	INCOME TAXES

There is no income tax benefit recorded for the losses for the three and nine months ended September 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 7	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”), a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest, is computed at LIBOR plus 5.25% (6.50% at September 30, 2017), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended September 30, 2017 was 5.25%.

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

On November 2, 2012, the Board of Directors approved an increase in the CMA line of credit from $1,000,000 to $1,500,000. As compensation to the CMA Directors for increasing the amount available under the CMA Note, warrants to purchase an additional 2,100,000 shares of the Company’s stock at $0.35 per share were issued and recorded as deferred financing cost to be amortized through interest expense over the remaining term of the CMA Note. There was no amortization of the financing costs associated with the CMA Note for the three and nine months ended September 30, 2017 and September 30, 2016.

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

Shareholder Notes Payable

The following table summarizes the shareholder notes payable:

	September 30, 2017	December 31, 2016

Shareholder notes	$789,990	$835,068
Accrued Interest	276,146	231,080
Total Shareholder Notes & Accrued Interest	1,066,136	1,066,148

Less: Accrued Interest	(276,146)	(231,080)
Less: Current Portion	(591,529)	(595,837)
Total long-term debt	$198,461	$239,231

Such notes are (i) unsecured, (ii) bear interest at an annual rate ranging from five percent (5%) to ten percent (10%) per annum, and (iii) are convertible into shares of common stock at a conversion rate ranging between $0.05 and $0.10 of principal and interest for each such share.

The current average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of September 30, 2017 of $1,066,136 including accrued interest, is approximately $0.055 per share or 19,305,727 shares of the Company’s common stock. The face value of the Shareholder Notes at September 30, 2017 is $789,990.

NOTE 8	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

As part of the November 2016 Private Placement Memorandum, the Company issued 7,690,000 shares of common stock to sixteen (16) accredited investors during the period from January 1, 2017 to September 30, 2017. Total gross proceeds of the issuances were $384,500. No commissions were paid. The shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

On September 29, 2017, the Company issued 500,000 shares of common stock as part of the existing PPM to William Doyle, its CEO in lieu of salary earned in August and September 2017.

On September 27, 2017, the Company issued an additional 200,000 common shares as compensation under the Company’s Business Development Agreement with FMW Media Works Corporation and on July 30, 2017 200,000 common shares as compensation under the Company’s Business Development Agreement with Joseph Zampetti. On July 25, 2017 the Company issued 1,087,023 shares (dated June 29, 2017) to Blue Oar Consulting, Inc. as part of a prior contract.

On May 22, 2017, the Company signed a sales and marketing agreement with Anazca, LLC issuing restricted common shares quarterly and also as goals are achieved and issued 363,985 shares on September 28, 2017.

On July 1, 2017, the Company issued 3,125,000 shares to Accentuate Public Relations LLC under the Company’s Public Relations Services Agreement through December 2018.

Cumulative Convertible Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10.00 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and was convertible at a conversion price of $0.075 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $0.05 per common share for those holders who invested an additional $25,000 or more in the Company’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

At September 30, 2017, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $60,133, and could be converted into 3,968,269 shares of common stock, at the option of the holder.

NOTE 9	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $242,038 and $74,253 of stock-based compensation expense for the three-month period ended September 30, 2017 and 2016, respectively, and $427,998 and $379,301 of stock-based compensation expense for the nine-month period ended September 30, 2017, and 2016, respectively related to employee and board member stock options and common stock and warrants issued to nonemployees.  As of September 30, 2017, $128,461 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the nine months ended September 30, 2017:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2017, there were 618,427 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2016. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine-month period ended September 30, 2017. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	9,418,271	$0.16	4.43

Granted	—

Exercised	—

Expired	1,120,000

Outstanding, September 30, 2017	8,298,271	$0.16	4.10

Exercisable, September 30, 2017	6,533,271	$0.20	5.29

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2017
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	150.82%
Risk-Free Interest Rate	1.99%
Expected Life of Stock Awards – Years	6.86

The following table represents the Company’s warrant activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2016	16,122,332		$0.10	6.10

Granted	1,240,250	$0.14	$0.14	6.39

Exercised	(200,000)		$0.05

Forfeited	(693,000)		$0.14

Expired	—

Outstanding, September 30, 2017	16,469,582		$0.10	5.04

Exercisable, September 30, 2017	16,173,221		$0.10	5.36

The Company issued 1,240,250 warrants for services during the nine months ended September 30, 2017 at exercise prices from $0.07 to $0.17 per share, exercisable over a period of five to ten years from the grant date. All of the warrants with the exception of 362,219 vested immediately with the 362,219 warrants vesting one-eleventh per month over an eleven-month period. The total amount of the fair value of this grant was $50,000 and is recorded as noncash share-based compensation expense as vesting occurs. The fair value of the warrants was calculated as of the date of the grant utilizing the Black-Scholes option pricing model and assumptions as detailed above.

NOTE 10	SUBSEQUENT EVENTS

On October 9, 2017, the Company issued 481,884 common shares as a result of a cashless exercise of outstanding warrants.

On October 10, 2017, the Company issued Shareholder Notes for a total of $45,000.

On October 20, 2017, the Company issued Anazca 368,217 shares as a quarterly commitment. Anazca, LLC subsequently resigned from their contract effective November 3, 2017.

On November 6, 2017, the Company issued 250,000 shares of common stock as part of the existing PPM to William Doyle, its CEO in lieu of salary earned during October 2017.

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

With the introduction of several new versions of Vytex at the ILC meeting mid-2015, we secured several trials with toy manufacturers arena who desire the lowest levels of nitrosamine and protein per European standards. This affects European balloon manufacturers as well as those selling balloons in the European markets. Also, as an alternative raw material has ceased production, a catheter manufacturer is now trialing Vytex for their internal balloons with results now being evaluated. Vystar has also progressed well in pilot line trials with a major women’s apparel retailer

A small trial is commencing with a start-up American manufacturer of exam gloves, using Vytex, as requested by a major outpatient provider of services. The dipping process for the exam gloves will progress in the next months to provide samples for early evaluation with center-wide trials to start upon approval. As the USFDA 510k allowance for an exam glove containing Vytex is for an un-powdered glove, we are well positioned to manage expectations for those requiring an exam glove without powder with a lower antigenic protein content with two trials currently in place.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016

	Three Months Ended September 30,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$5,400	$—	$5,400	$29,642	$4,538	$34,180	$(24,242)	(81.8%)	$(28,780)	(84.2%)
Cost of revenue	4,775	—	4,775	3,000	(18,716)	(15,716)	1,775	59.2%	20,491	(130.3%)
Gross profit/(loss)	625	—	625	26,642	23,254	49,896	(26,017)	(97.7%)	(49,271)	(98.7%)

Operating Expenses
General and administrative	331,807	1,789	333,596	247,422	51,583	299,005	84,385	34.1%	34,591	11.6%
Total operating expenses	331,807	1,789	333,596	247,422	51,583	299,005	84,385	34.1%	34,591	11.6%

Profit (Loss) from Operations	(331,182)	(1,789)	(332,971)	(220,780)	(28,329)	(249,109)	(110,402)	(50.0%)	(83,862)	(33.7%)

Other income/(expense)	78,513	49,018	127,532	(14,456)	(2,701)	(17,157)	92,969	(643.1%)	144,689	(843.3%)
Interest expense	(43,710)	—	(43,710)	(40,125)	—	(40,125)	(3,585)	8.9%	(3,585)	8.9%
Total Other Income/Expense	34,804	49,018	83,822	(54,581)	(2,701)	(57,282)	89,385	(163.8%)	141,104	(246.3%)

Net loss	$(296,378)	$47,229	$(249,149)	$(275,361)	$(31,030)	$(306,391)	$(21,017)	(7.6%)	$57,242	18.7%

Revenues

Revenues for the three months ended September 30, 2017 and 2016 from the Company were $5,400 and $34,180, respectively, for a decrease of $28,780 or 84.2%. The decrease in revenues from operations was due to a significant drop in Vytex royalty revenue and the elimination of the Kiron division. Revenues for the three months ended September 30, 2017 and 2016 from the Company’s continuing operations were $5,400 and $29,642, respectively, for a decrease of $24,242 or 81.8%. The decrease in revenues from continuing operations was due to a drop in Vytex sales and yet to be realized Vytex foam royalties.

For the Company, gross margin fell from $49,896 for the period ended September 30, 2016 to $625 for the period ended September 30, 2017, a decrease of $49,271 or 98.7%. Gross margin from continuing operations for the three months ended September 30, 2017 and 2016 was $625 and $26,642 respectively, for a decrease of $26,017 or 97.7%. Cost of revenue from continuing operations for the three months ended September 30, 2017 and 2016 was $4,775 and $3,000 respectively an increase of $1,775 or 59.2%. This was a result of additional shipping costs and Vytex testing expense.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $333,596 and $299,005 for the three months ended September 30, 2017 and 2016, respectively, for an increase of $34,591 or 11.6%. This was primarily the result of an increase in third-party contracted expenses offset by the closing of the Kiron division. The Company’s operating expenses from continuing operations were $331,807 and $247,422 for the three months ended September 30, 2017 and 2016, respectively, for an increase of $84,385 or 34.1%. This was the result of an increase in third-party contracted expenses.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017 consisted of interest expense of $43,710 and other income of $127,532. This compares to net interest expense of $40,125 and other expense of $17,157 for the three months ended September 30, 2016. The increase in interest expense for the quarter ended September 30, 2017 versus the same quarter in 2016 was primarily attributable to an increase in LIBOR. Other income for the period was the result of derecognition and write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

Net Loss

Net loss was $249,149 and $306,391 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $57,242 or 18.7% in the net loss. The smaller net loss the Company experienced in the quarter ended September 30, 2017 versus the same period in 2016 was primarily attributable to the derecognition and write-off of accounts payable with the previously closed SleepHealth and Kiron divisions.

Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$11,723	$130	$11,853	$37,264	$80,988	$118,252	$(25,541)	(68.5%)	$(106,399)	(90.0%)
Cost of revenue	15,800	20	15,820	15,973	15,144	31,117	(173)	(1.1%)	(15,297)	49.2%
Gross profit	(4,077)	110	(3,967)	21,291	65,844	87,135	(25,368)	(119.1%)	(91,102)	(104.6%)

Operating Expenses
General and administrative	860,589	7,741	868,330	902,286	22,531	924,817	(41,697)	(4.6%)	(56,487)	(6.1%)
Total operating expenses	860,589	7,741	868,330	902,286	22,531	924,817	(41,697)	(4.6%)	(56,487)	(6.1%)

Profit (Loss) from Operations	(864,666)	(7,631)	(872,297)	(880,995)	43,313	(837,682)	16,329	1.9%	(34,615)	(4.1%)

Other income/(expense)	78,513	50,051	128,564	(14,455)	(2,700)	(17,155)	92,968	(643.1%)	145,719	(849.3%)
Interest expense	(128,943)	(38)	(128,981)	(134,233)	2,594	(131,639)	5,290	(3.9%)	2,658	(2.0%)
Total Other Income/Expense	(50,430)	50,013	(417)	(148,688)	(106)	(148,794)	98,258	66.1%	148,377	99.7%

Net Income/(Loss)	$(915,096)	$42,382	$(872,714)	$(1,029,683)	$43,207	$(986,476)	$114,587	11.1%	$113,762	11.5%

Revenues

Revenues for the nine months ended September 30, 2017 and 2016 from the Company were $11,853 and $118,252 respectively, for a decrease of $106,399 or 90.0%. The decrease in revenues from operations was due to the closing of Kiron and a fall in Vytex royalty revenue. Revenues for the nine months ended September 30, 2017 and 2016 from the Company’s continuing operations were $11,723 and $37,264 respectively, for a decrease of $25,541 or 68.5%. The decrease in revenues from continuing operations was due to the drop in raw latex prices and the resultant drop in Vytex licensing fee. The Company has also not yet been able to realize royalties from Vytex foam sales.

For the Company, gross margin fell from $87,135 for the period ended September 30, 2016 to a gross loss of $3,967 for the period ended September 30, 2017, a decrease of $91,102 or 104.6%. Gross margin from continuing operations for the nine months ended September 30, 2017 and 2016 was ($4,077) and $21,291 respectively, for a decrease of $25,368 or 119.1%. Cost of revenue from continuing operations for the nine months ended September 30, 2017 and 2016 was $15,800 and $15,973 respectively, a decrease of $173 or 1.1%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $865, 330 and $924, 817 for the nine months ended September 30, 2017 and 2016, respectively, for a decrease of $56,487 or 6.1%. This was primarily the result of the closing of the Kiron division and a reduction in third-party contracted services. The Company’s operating expenses from continuing operations were $860,589 and $902,286 for the nine months ended September 30, 2017 and 2016, respectively, for a decrease of $41,697 or 4.6%.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2017 consisted of interest expense of $128,981 and other income of $128,564. This compares to interest expense of $131,639 for the nine months ended September 30, 2016 and other expense of $17,155. The decrease in interest expense for the period ended September 30, 2017 versus the same period in 2016 was attributable to a decrease in interest expense associated with outstanding Shareholder Notes. Other income for the period was the result of derecognition and write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

Net Loss

Net loss was $872,714 and $986,476 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $113,762 or 11.5% in the net loss. The smaller net loss the Company experienced in the period ended September 30, 2017 versus the same period in 2016 was primarily a reduction in third-party contract services the result of derecognition and the write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2017, the Company had cash of $6,651 and a deficit in working capital of $2,543,129. Further, at September 30, 2017, the accumulated deficit amounted to $27,687,363. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the nine months ended September 30, 2017 and 2016, net cash used in operations was $414,131 and $537,620 respectively.  The negative cash flow for the nine months ended September 30, 2017 resulted primarily from the net loss of $872,714, offset by non-cash charges related to non-cash share-based compensation expense of $427,998, and a decrease in accounts receivable of $11,930, and an increase in accrued expenses of $53,541. The negative cash flow for the nine months ended September 30, 2016 resulted primarily from the net loss of $986,476 and a decrease in allowance for uncollectible accounts receivable of $60,266 offset by non-cash charges related to non-cash share-based compensation expense of $379,301, prepaid expenses of $52,445, accounts receivable of $31,766 and accrued expenses of $28,906.

For the nine months ended September 30, 2017 the Company had no investing activity. For the nine months ended September 30, 2016 the Company realized $2,701 from the disposal of equipment from the closing of the Kiron division.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $384,500 from the sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2016 was $570,000 in proceeds from the sale of common stock and $53,500 from the exercise of warrants.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.          CONTROLS AND PROCEDURES

(A)       Evaluation of disclosure controls and procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the nine months ended September 30, 2017, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2016 through September 30, 2017, the Company issued 7,690,000 shares of common stock at $0.05 per share for $384,500. The Company also issued 118,919 shares of common stock as a result of a non-cash warrant exercise and 1,109,406 shares of common stock as a result of a shareholder note and accrued interest conversion.

(b)       Stock Option Grants

From December 31, 2016 through September 30, 2017, the Company did not grant any stock options.

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

VYSTAR CORPORATION

Date: November 14, 2017	By:	/s/ William R. Doyle
William R. Doyle
President, Chief Executive Officer, Chief Financial Officer and Director