Form 10-K
period 2017-12-31
Vystar Corp
filed 2018-03-29
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53754

VYSTAR CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	20-2027731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Aylesbury Rd.
Worcester, MA	01609
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 29, 2018, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on March 28, 2018) was $4,717,746. See Item 12.

As of March 29, 2018, there were 134,307,218 shares of the registrant's common stock outstanding and 13,828 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

 For the Year Ended December 31, 2017

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

The above-mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements, speak only as of the date made; you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Products and Services

Natural Rubber Latex

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). The Vytex Division contains our global multi-patented technology that reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty-six months. We have seen that same cycle apply to the newest version of Vytex NRL, a dry rubber sampling targeted for the tire and tubing industries. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

Natural rubber latex is an agricultural product produced from the sap of the rubber tree, Hevea brasiliensis. In presentations at the 5th World Elastomer Conference held in Dusseldorf, Germany during early March 2018 it was noted that there was a slowing growth rate in global NR consumption and it was predicted demand would fall over the next two years. The numbers 1 and 2 producers (Thailand and Indonesia) had a modest fall in production while Malaysia, China and India showed a large negative gap between output and capacity mainly based on current low prices. Vietnam continues at 85 to 95% capacity. There is a huge natural rubber capacity surplus until the early 2030s and prices will remain flat through 2025. With growing substitution of synthetics, that an uptick in prices may not occur and based on the pricing of synthetics the market share competition may weigh more to synthetics.

Substantially all the latex processors are in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where focus now shifts to certifications from the Forestry Stewardship Council and Rainforest Alliance, as a specialty latex. In addition to the resurgence of Central and South America in natural rubber latex production, countries such as Vietnam, Cambodia and Cameroon have launched major efforts to meet the needs of the global liquid natural rubber latex market. Vietnam is now a major processor of our Vytex NRL and several trial runs of the specialty offerings discussed below that are in place for manufacturer trials and we now have two producers in Guatemala, one in the trial phase.

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

Board of Directors Member and Research & Development Director Ranjit K. Matthan, Ph.D., revealed ongoing developments in the formulation of Vytex NRL with reduced or no ammonia and nitrosamines at the International Latex Conference (ILC) session titled “Advances in Environmentally Friendly Ultra Low Protein Natural Rubber Specialty Latices” on August 12, 2015. The significant advances in aluminum hydroxide-treated Vytex NRL properties and applications are potential game-changers for the issues of volatile organic content and nitrosamines for some critical latex products, such as balloons, catheters, condoms, and other medical devices, as well as enabling cleaner and more sustainable work environments. The expanded Vystar product grades make it applicable in a wider range of latex products with the advantage of improved environmental impact through reduced leachables/extractables. The advances deliver a simplified, sustainable, totally safe raw material that Vystar can offer for several applications without reservations about nitrosamines. Vystar has initiated a scale up to lab production of all three newer versions of Vytex NRL and has commenced a sample fulfillment mode with a significant manufacturer of women’s intimate apparel who is in the final testing stages of two of the grades (no ammonia and ultra-low ammonia) as possible replacements of their current raw materials.

 Recently at the Nuremberg Toy Show (Speilwarenmesse) Vytex NRL was a targeted product for manufacturers of balloons, masks, etc. On the main page of the European Balloons and Party Council web site is a Yahoo video still plus a recent press release that discusses the benefits of Vytex NRL in items such as balloons. As there is a new proposal for limits on protein content of balloons by virtue of an EN listing, Vytex has now gone in to full prevulcanized testing to start the sampling process in selected areas based on manufacturing needs.

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

To implement our licensing model, in March 2010 we signed a licensing agreement with Pica de Hule Natural, a division of Grupo Agroindustrial de Occidente (“Occidente”), located in Guatemala. Occidente is the largest processor of natural rubber latex in Latin America and the largest exporter serving more than 15 countries. Under the agreement, Occidente will manufacture, sell and market Vytex NRL throughout Latin America as well as supply Vytex NRL to North America and Europe. This agreement was continued in 2017 and remains in place currently.

Additionally, in 2017, Vystar began trials to process various Vytex offerings, including pre-vulcanized grades, at Forteleza’s new facility in Guatemala with initial good results. This is an important strategic maneuver to handle demand in the North, Central and South American regions as well as certain areas of Southeast Asia. This will lead to a new agreement between the two companies upon successful completion of the trials.

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

In December 2017 Halcyon Agri, the owners of Centrotrade, announced that they had acquired RCMA’s polymer group and would operate it under the Wurfbain label.

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

 Vystar has also expanded licensing arrangements into the consumer arena, with the licensing of foam products produced with and labeled as “Made with Vytex NRL”. Specifically working with partners, to introduce foam made with Vytex into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. Vystar announced the signing of the aforementioned exclusive global distribution agreement with Worcester, MA based NHS who sources eco-friendly materials and technologies for use in furnishings and other markets. NHS has completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas globally. The current requests from major mattress manufactures for Vytex foam trials involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and feedback has been very positive with names such as Gold Bond, King Coil (Natura) and SpringAir (Nature’s Rest) adding Vytex to their current offerings. A similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, working with NHS and a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016 and has followed that joint effort with ISPA 2018 in Charlotte, North Carolina. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

Pricing of materials in the rubber and latex industries continues to fluctuate as noted by the graph below courtesy of Centrotrade. Prices of centrifuged latex, thus Vytex, have risen throughout 2016, 2017, and into early 2018 due to various factors such as floods in southern Thailand, removal of older tress and replanting which is a seven-year process, newer plantations coming online, etc.

Competition

Natural Rubber Latex

Synthetic raw materials such as ethylene, propylene, styrene and butadiene compete with NRL. Currently, it is estimated that NRL processors have lost one-half of the overall latex market to synthetic latex. Despite the switch to non-latex alternatives, it is estimated that almost 70% of exam gloves and nearly 80% of surgical gloves used in U.S. hospitals are still made with NRL.

During 2017 Vystar contracted with various consultants and manufacturers to make exam and surgical gloves on an OEM basis. The testing and results were encouraging and led to further efforts prepare for a potential launch of these lines in 2018. The company is going to proceed with testing and subsequent filing with the USFDA to obtain 510(k) allowances. With this new OEM structure, the Company will bring several versions (surgical, exam, household, etc) of the gloves to market under its own OEM brand label.

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

 On January 18, 2012, we converted the provisional patent filed January 18, 2011 (No. 61/433,853) to full utility applications based on new discoveries and unexpected results (No. 13/374,851). We also sought international protection for the new developments and unexpected results reflected in this 2009 USPTO patent application through another PCT application (No. PCT/US2009/031445). This PCT application was nationalized in the following countries in 2010: the European Union (No. 09702339.4), Brazil (No. PI0906513-0), Guatemala (No. 2010-000208), India (No.2487/KOLNP/2010), Indonesia (No. W-00201002436), and Malaysia (No. PI2010003317). In addition, we filed the same patent application that was the subject of our USPTO patent application No. 12/356,355 and PCT/US2009/031445 directly into Thailand (No. 0901000201). Thailand has informed us our patent application is now published for open comments and Vystar has responded to various questions by Thailand’s patent office and is awaiting their response.

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

On October 27, 2017 Vystar was granted its second Indian patent (288824) from Application No.: 295/DELNP/2008 entitled: “Decreasing Allergenicity of Natural Latex Rubber Prior to Vulcanization.” The European Patent Office issued a Decision to Grant Vystar’s patent application under European Patent Number 1 902 089 titled “Decreasing Allergenicity of Natural Latex Rubber Prior to Vulcanization” greatly expanding the territory covered by the Company’s intellectual property portfolio. The mention of the grant was published in the European Patent Bulletin 13/35 dated 28 August 2013. Vystar selected the United Kingdom (065143-011612/UK), Germany (065143-011611/DE), and Austria (065143-001610/AT) as validation points for this specific patent. There is a second patent application still in process for Europe that can expand the countries that are validated.

On December 9, 2016 Vystar was notified by our Singaporean IP Counsel that Malaysia Application No PI 2010003317 entitled “Natural Rubber Latex Having Reduced Allergenicity and Method of Making” was cleared for issuance and that a Notice of Grant will be issued.

Vystar filed and has received registered trademark protected status in the United States for the marks “Vystar”, “Vytex” and “Created by Nature. Recreated by Science.” In 2010 Vystar filed for international trademark protection of “Vytex” in Malaysia (No.2010013149) and India (No. 1992991), which was granted in India. On November 18, 2014, the Company was informed that the “VYTEX” trademark was registered in Malaysia effective May 30, 2014. The aforementioned trademarks have been renewed successfully in each period as required.

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2017, Vystar has expended, since inception, approximately $290,195 on such patent and trademark costs and has budgeted approximately $25,000 more for the year ended December 31, 2018 to continue to pursue and maintain its patents and trademarks around the world.

Research and Development

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through December 31, 2017, Vystar’s research and development costs have been approximately $2.4 million. These efforts past and future have been and will continue to be patented and/or trademarked.

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

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our NRL business is not seasonal in nature but is subject to commodity pricing. Our NRL product is a commodity-based raw material and prices for such material fluctuate from day-to-day, though this will have less impact as we transition to sales via licensing fees.

Employees

As of December 31, 2017, Vystar had a total of one associate.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal mailing address is 101 Aylesbury Rd., Worcester, MA 01609. Our website address is www.vytex.com. The information contained on, or that can be accessed through, our website is not a part of this Report. We have links on our website to reports, information statements, and other information that we file electronically with the Securities and Exchange Commission, or SEC, at the Internet website maintained by the SEC, www.sec.gov. In addition to visiting our website and the SEC’s website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Vystar presently does not generate the cash needed to finance its current and anticipated operations.

The Company has had very limited revenue in its history prior to 2011 and transitioned from the development stage to the operational stage during the fourth quarter of 2009. The Company is still in the early stage of establishing our business including attracting new customers and increasing sales; our financial success will be dependent upon the soundness of our business concept, our management’s ability to successfully and profitably execute our plan, and our ability to raise additional capital.

Our limited operating history makes it difficult to evaluate our business. We expect to make significant future operating expenditures to develop and expand our business into areas such as OEM product lines and offerings in the mattress and furniture arenas. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future. See additional discussion under Liquidity and Capital Resources.

At December 31, 2017 we had $13,502 cash on hand and an accumulated deficit of $27,999,122. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising of capital through private placements and the possible acquisition of cash flow positive foam business in key areas of the furniture world that includes finished mattresses, component cores, topper cores and pillows. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

NRL is a commodity and, as such, its price fluctuates on a daily basis. Our raw material revenue including licensing fees and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of lowered market prices can also cause manufacturers to review synthetic price drops as they look for even lower cost alternatives to NRL. A current example of the fluctuations is shown above in the Centrifuged Latex graph

While Vytex NRL has received 510(k) clearance from the FDA for condoms and exam gloves, there is no assurance that future applications will be cleared.

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

An American manufacturer of condoms and exam gloves had been engaged in production work and had completed required testing and received FDA clearance for using Vytex NRL in their condom and exam glove lines. However, this manufacturer is not currently producing products made with Vytex NRL or any other type of raw material. Notwithstanding such approvals, we have no assurance that future products will provide acceptable test results and even if they do, there is no certainty that the FDA will approve the applications.

Each of the above mentioned 510(k)s have been sold to other manufacturers hence the need to pursue 510(k)s for the newer manufacturing facilities.

Vytex may seek to have lower protein claims than what is currently on the market today for exam gloves and may ultimately seek to have latex warnings removed from or modified on all FDA-regulated products, but it cannot guarantee that either of such actions will be approved by the FDA.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2017, we had federal net operating loss (“NOL”) carry-forwards of approximately $18.6 million ($17.8 million for 2016) pretax available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

 We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2017; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

December 31, 2016	High	Low

First Quarter	$0.10	$0.06

Second Quarter	$0.08	$0.03

Third Quarter	$0.12	$0.02

Fourth Quarter	$0.22	$0.10

December 31, 2017

First Quarter	$0.19	$0.09

Second Quarter	$0.18	$0.10

Third Quarter	$0.11	$0.05

Fourth Quarter	$0.07	$0.04

Holders

As of December 31, 2017, there were 238 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2017 fiscal year.

 Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2017 through December 31, 2017, we issued 7,244,225 shares of our common stock valued at $490,000 for services rendered to the Company in 2017 and 9,503,993 shares were issued in investments and cashless conversion of options and warrants valued at $384,500. During the period, 1,109,406 shares of common stock valued at $55,359 were issued upon the conversion of convertible notes.

From January 1, 2017 through December 31, 2017, we issued 1,240,250 warrants to purchase shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price per Share

14,286	$0.07 per share
17,357	$0.07 per share
14,286	$0.07 per share
10,000	$0.10 per share
6,998	$0.10 per share
9,091	$0.11 per share
2,727	$0.11 per share
8,333	$0.12 per share
1,250	$0.12 per share
7,692	$0.13 per share
2,077	$0.13 per share
362,219	$0.14 per share
750,000	$0.14 per share
7,143	$0.14 per share
3,695	$0.14 per share
7,143	$0.14 per share
10,071	$0.14 per share
5,882	$0.17 per share

Stock Option Grants

From January 1, 2017 through December 31, 2017, we issued 1,500,000 options to purchase common stock to Board members and employees per the following:

Options	Exercise Price per Share

1,500,000	$0.05 per share

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

 We are the creator and exclusive owner of the innovative technology to produce Vytex NRL. This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products. The process also removes many of the naturally occurring non-rubber particles superfluous to end product function, resulting in a cleaner latex base material. We have introduced Vytex NRL, our “ultra-low protein” natural rubber latex, throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products. Natural rubber latex is used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams, furniture, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products such as condoms, surgical and exam gloves. We produce Vytex through licensing agreements and have introduced Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to the end users.

We transitioned from a development stage company to the operating stage during the last quarter of 2009. During the period of 2010 to 2015, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Our licensing model will continue in 2018 for the raw material business and we will focus on the licensing contracts associated with the foam and furniture offerings. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

In January 2015 Vystar announced that it had entered into an exclusive agreement with NHS to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steve Rotman of Rotman’s Furniture and as of December 18, 2017 is the CEO of Vystar and focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor which has already attracted such firms as mattress manufacturer Gold Bond that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. Vystar has focused on these segments since 2015 and will continue into 2018 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as ISPA 2016 (International Sleep Products Association) held in Orlando, FL and ISPA 2017 in Tampa, FL and attending ISPA 2018 in Charlotte, NC. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement with NHS and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts amounted to $0 for both December 31, 2017 and 2016. For the fiscal year 2017, the Company generated revenue from three customers and we have no history of not collecting from any of them. We therefore determined there was no need currently to carry an allowance for doubtful accounts.

Fixed Asset Lives

We estimate the useful life of equipment and other fixed assets using judgment, conventions in the industries in which we operate, and research on resale values. The Company currently has no fixed assets on its balance sheet. If the Company were to acquire any fixed assets, we will review equipment and fixed asset lives annually in our impairment analyses.

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

Income Taxes

We account for income taxes using the assets and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2017 and 2016. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority. We had no material unrecognized tax benefits and related tax liabilities at December 31, 2017 and 2016. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense. We do not believe there will be any such uncertain tax position, costs or liabilities for any of the years under audit and take a conservative approach to all tax matters.

RESULTS OF OPERATIONS

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended December 31,						Continuing		Consolidated
	2017			2016			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$16,754	$—	$16,754	$40,193	$82,353	$122,546	($23,439)	(58.3%)	($105,792)	(86.3%)
Cost of revenue	21,498	—	21,498	20,473	20,222	40,695	1,025	5.0%	(19,197)	(47.2%)
Gross profit	(4,744)	—	(4,744)	19,720	62,131	81,851	(24,464)	(124.1%)	(86,595)	(105.8%)

Operating Expenses
General and administrative	1,125,638	—	1,125,638	1,096,354	24,045	1,120,399	29,284	2.7%	5,239	0.5%
Total operating expenses	1,125,638	—	1,125,638	1,096,354	24,045	1,120,399	29,284	2.7%	5,239	0.5%

Profit (Loss) from Operations	(1,130,382)	—	(1,130,382)	(1,076,634)	38,086	(1,038,548)	(53,748)	(5.0%)	(91,834)	(8.8%)

Interest income	—	—	—	1	—	1	(1)	(100.0%)	(1)	(100.0%)
Interest expense	(174,661)	—	(174,661)	(168,188)	2,594	(165,594)	(6,473)	3.8%	(9,067)	5.5%
Other income/(expense)	78,513	42,056	120,569	(14,456)	(2,701)	(17,157)	92,969	(643.1%)	137,726	(802.7%)
Total Other Income/Expense	(96,148)	42,056	(54,092)	(182,643)	(107)	(182,750)	86,495	47.4%	128,658	70.4%

Net loss	($1,226,530)	$42,056	($1,184,474)	($1,259,277)	$37,979	($1,221,298)	$32,747	2.6%	$36,824	3.0%

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.01)	$0.00	($0.01)	($0.01)	$0.00	($0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	125,868,534	125,868,534	125,868,534	106,985,632	106,985,632	106,985,632

Revenues

Consolidated revenues for the fiscal year ended December 31, 2017 and 2016 from the Company were $16,754 and $122,546, respectively, for a decrease of $105,792 or 86.3%. The decrease in revenues from operations was principally due to the closing of the Kiron division. Revenues for the fiscal year ended December 31, 2017 and 2016 from the Company’s continuing operations were $16,754 and $40,193, respectively, for a decrease of $23,439 or 58.3%. The decrease in revenues from continuing operations was due to fluctuations in latex prices and changes in customer product mix.

Consolidated gross profit for the fiscal year ended December 31, 2017 and 2016 from the Company were $(4,744) and $81,851, respectively for a decrease of $86,595 or 105.8%. Gross profit from continuing operations for the fiscal year ended December 31, 2017 and 2016 was $(4,744) and $19,720, respectively, for a decrease of $24,464 or 124.1%. Cost of revenue from continuing operations for fiscal year ended December 31, 2017 and 2016 was $21,498 and $20,473, respectively an increase of $1,025 or 5.0%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s consolidated operating expenses were $1,125,638 and $1,120,399 for the fiscal year ended December 31, 2017 and 2016, respectively, for an increase of $5,239 or 0.5%. The Company’s operating expenses from continuing operations for the fiscal year ended December 31, 2017 and 2016 were $1,125,638 and $1,096,354, respectively, for an increase of $29,284 or 2.7%.

Other Income (Expense)

Other income (expense) for the fiscal year ended December 31, 2017 and 2016 were $120,569 and ($17,157), respectively for an increase of $137,726 or 802.7%. This large fluctuation was due to the write-off of discontinued operations related accounts payable in the amount of $42,056 and the derecognition and write-off of disputed Vystar related accounts payables. Interest expense for the fiscal year ended December 31, 2017 and 2016 were $174,661 and $165,594, respectively for an increase of $9,067 or 5.5%. This was a primarily a result of an increase in the LIBOR index rate on the CMA Loan as well as additional Shareholder Notes in 2017.

Net Loss

Net loss for the fiscal year ended December 31, 2017 and 2016 were $1,184,474 and $1,221,298, respectively for a decrease of $36,824 or 3.0%. The smaller net loss the Company experienced in the fiscal year ended December 31, 2017 versus the same period in 2016 was primarily attributable to the reduction in third-party contract services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2017, the Company had cash of $13,502 and a deficit in working capital of $2,774,565. For the year ended December 31, 2017, the company had a net loss of $1,184,474 and an accumulated deficit of $27,999,123. For the year ended December 31, 2016, the company had a net loss of $1,221,298 and the accumulated deficit amounted to $26,814,649. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs and managing working capital is essential to our Company's future success.

Net cash used in operating activities was $498,963 for the year ended December 31, 2017 as compared to $907,441 for the year ended December 31, 2016. During the year ended December 31, 2017, cash used in operations was primarily due to the net loss for the year of $1,184,474 net of non-cash related add-back of share-based compensation expense of $710,348.

The Company had no net cash provided by investing activities during the year ended December 31, 2017. Net cash provided by investing activities for the year ended December 31, 2016 was $2,701 was a result of selling some equipment.

Net cash provided by financing activities was $476,183 during the year ended December 31, 2017, as compared to cash provided of $911,963 during the year ended December 31, 2016. During 2017 cash was provided from the issuance of common stock in the amount of $384,500 and $91,683 in proceeds from Shareholder Notes. In 2016, the cash provided by financing activities was provided from the issuance of common stock in the amount of $723,456, $53,500 from the exercise of common stock warrants and $135,000 in proceeds from Shareholder Notes.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from Vytex license fees that now also include the company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 13, Subsequent Events). Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that we will be able to achieve projected levels of revenue in 2018 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2018, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company of which three of the directors of the Company (“CMA directors”) are the members (“CMA”), an unsecured line of credit bearing interest at LIBOR plus 5.25% per annum on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the years ended December 31, 2017 and 2016 was 6.37% and 5.75%, respectively.

During the tenure of the CMA Note Payable, the Company has increased the amount of the Note and in exchange provided benefits to the CMA directors as follows:

Date	Amount (increase)	Benefit to CMA	Impact to Company
Inception	$800,000	Warrants to purchase 2,600,000 shares @ $0.45, vesting 20% immediately and 10% per $100,000 drawn	Warrant costs amortized over the term of the CMA Note
Sept 4, 2011	$200,000	Modified warrant price on 2,600,000 shares from $0.45 to $0.27, and issued additional 1,600,000 shares @ $0.27	Warrant costs amortized over the remaining term of the CMA Note
Nov 2, 2012	$500,000	Warrants to purchase 2,100,000 shares @ $0.35	Warrant costs amortized over the remaining term of the CMA Note
Apr 29, 2013	$0 (maturity date extended 1 year)	Modified warrant price on 6,300,000 shares from $0.10, and agreed to forfeit 630,000 of the warrants	Warrant costs amortized over the remaining term of the CMA Note
Apr 29, 2014	$0 (maturity date extended 1 year)	None	None
Apr 29, 2015	$0 (maturity date extended 1 year)	None	None

The note is currently due on demand.

In January 2015, Vystar announced that it had entered into an exclusive agreement with NHS to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steve Rotman of Rotman’s Furniture and as of December 17, 2017 is the CEO of Vystar.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vystar Corporation

Atlanta, Georgia

We have audited the accompanying balance sheets of Vystar Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, capital deficit, and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia

March 29, 2018

VYSTAR CORPORATION

BALANCE SHEETS

For the Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$13,502	$36,282
Accounts receivable	3,963	17,370
Prepaid expenses	166,091	41,300
TOTAL CURRENT ASSETS	183,556	94,952
OTHER ASSETS
Intangible assets, net	123,882	139,562
TOTAL ASSETS	307,438	234,514
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	468,906	488,784
Accrued compensation	19,355	2,917
Shareholder notes payable	674,990	595,837
Accrued expenses	294,995	231,080
TOTAL CURRENT LIABILITIES	2,958,121	2,818,493
Long-term Shareholder notes payable	206,683	239,231
TOTAL LIABILITIES	$3,164,804	$3,057,724
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at December 31, 2017 and 2016 respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 132,809,218 and 114,951,594 shares issued and outstanding at December 31, 2017 and 2016, respectively	13,280	11,495
Additional paid-in capital	25,128,476	23,979,943
Accumulated deficit	(27,999,123)	(26,814,649)
TOTAL STOCKHOLDERS’ DEFICIT	(2,857,366)	(2,823,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,438	$234,514

The accompanying notes are an integral part of these financial statements.

VYSTAR CORORATION

 STATEMENTS OF LOSS

For the Years Ended December 31, 2017 and 2016

	For the Years Ended December 31,
	2017	2016
REVENUE	$16,754	$40,193
COST OF REVENUE	21,498	20,473
Gross Margin	(4,744)	19,720
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $585,556 and $242,159 in 2017 and 2016, respectively	1,125,638	1,096,354
Total Operating Expenses	1,125,638	1,096,354
LOSS FROM OPERATIONS	(1,130,382)	(1,076,634)
OTHER INCOME (EXPENSE)
Interest income	—	1
Other (expense) income	78,513	(14,456)
Interest expense	(174,661)	(168,188)
Total Other Income (Expense)	(96,148)	(182,643)

LOSS FROM CONTINUING OPERATIONS	(1,226,530)	(1,259,277)

DISCONTINUED OPERATIONS	42,056	37,979

NET LOSS	($1,184,474)	($1,221,298)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.01)	($0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	125,868,534	106,985,632

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Ending Balance, December 31, 2015	13,828	$1	96,443,907	$9,644	$22,962,678	($25,593,351)	($2,621,028)

Common stock issued in private placement			14,180,000	1,418	707,582		709,000

Common stock issued upon exercise of common stock warrants			3,080,220	308	53,192		53,500

Share-based compensation to employees - warrants					100,291		100,291

Common stock and warrants issued for services			1,247,466	125	141,744		141,869

Warrant/Option Repricing					14,456		14,456

Net Loss						(1,221,298)	(1,221,298)

Ending Balance, December 31, 2016	13,828	$1	114,951,593	$11,495	$23,979,943	($26,814,649)	($2,823,210)

Common stock issued in private placement			7,690,000	769	383,731		384,500

Common stock issued upon exercise of cashless common stock warrants			1,813,993	181	(181)		—

Share-based compensation to employees - warrants					146,193		146,193

Share-based compensation to employees - common stock			750,000	75	37,425		37,500

Common stock and warrants issued for services			6,494,226	649	526,006		526,655

Common stock issued upon conversion of convertible notes			1,109,406	111	55,359		55,470

Net Loss						(1,184,474)	(1,184,474)

Ending Balance, December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	($27,999,123)	($2,857,366)

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

 STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,184,474)	($1,221,298)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	710,348	242,159
Allowance for uncollectible accounts receivable	—	(60,266)
Depreciation	—	278
Amortization of intangible assets	15,680	15,861
(Increase) decrease in assets
Accounts receivable	13,407	40,409
Prepaid expenses	(124,791)	192,516
Increase (decrease) in liabilities	—	—
Accounts payable	(19,878)	(91,020)
Accrued compensation and expenses	90,745	(26,080)
Net cash used in operating activities	(498,963)	(907,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (investment in) of equipment, net	—	2,701
Net cash provided by (used) in investing activities	—	2,701

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Advances D&O Financing	—	7
Issuance of common stock, net of costs	384,500	723,456
Proceeds from exercise of common stock warrants	—	53,500
Proceeds/(Payment) from Shareholder Notes	91,683	135,000

Net cash provided by financing activities	476,183	911,963

NET INCREASE (DECREASE) IN CASH	(22,780)	7,223

CASH - BEGINNING OF YEAR	36,282	29,059

CASH - END OF YEAR	$13,502	$36,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Common stock issued for services rendered	$710,348	$242,160
Cashless exercise of common stock warrants	181	—
Cashless conversion of shareholder note	55,471	—

CASH PAID DURING THE PERIOD FOR
Interest	$100,354	$97,989

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

 NOTES TO FINANCIAL STATEMENTS

 December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). In addition, on June 28, 2013, Vystar Corporation (the “Company”) completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. We effectively closed Kiron in April 2016 due to changes in the healthcare insurance marketplace. Because of the closure of Kiron, Vystar Corporation has returned its focus to expanding the licensing and utilization of its proprietary source natural rubber latex technology. Vytex NRL uses a global multi-patented technology and proprietary formulation to reduce non-rubber particles including the antigenic proteins associated with latex allergies, resulting in a cleaner form of latex. In fact, the antigenic protein levels are reduced to virtually undetectable levels. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotman’s Furniture and Carpet Store in Worcester, MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2017 and 2016, we have determined there were no amounts deemed uncollectible. We grant credit to our customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Vytex customers are located in both the United States and internationally.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 years. As of December 31, 2017 and 2016, all of our property and equipment was fully depreciated resulting in no net balance being reflected.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2017 and 2016 approximate market interest rates for the respective borrowings.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2017 and 2016. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2017 and 2016. The Company is no longer subject to federal examination for years prior to 2013.

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law, impacting corporations by reducing the maximum tax rate from 35% to 21% as well as various other provisions relating to the deductibility of certain items. The Act is not expected to have an immediate impact on the Company due to the large net operating loss carryforward as well as the full valuation allowance.

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2017 and 2016, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 7,748,271 and 9,418,271 shares of common stock for 2017 and 2016, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,699,582 and 16,122,332 shares of common stock for 2017 and 2016, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,037,977 and 3,761,417 shares of common stock for 2017 and 2016, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue

Revenue is derived from sales of or license fees of Vytex NRL raw material to manufacturers and distributors of rubber and rubber end products. Under both the direct and licensing agreement sales revenue is recognized at the time product is shipped and title passes to the customer. Revenue is recognized when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. This update is now effective for annual and interim period beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. This update permits the use of either the retrospective or cumulative effect transition method. The Company has assessed the impact that this guidance will have on its financial statements and determined it will not have a material effect.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2017, the Company had cash of $13,502 and a deficit in working capital of $2,774,565. For the year ended December 31, 2017, the Company had a net loss of $1,184,474 and an accumulated deficit of $27,999,123. For the year ended December 31, 2016, the Company had a net loss of $1,221,298 and the accumulated deficit amounted to $26,814,649. We use working capital to finance our ongoing operations and since those operations do not currently cover all of our operating costs and managing working capital is essential to our Company's future success.

Net cash used in operating activities was $498,963 for the year ended December 31, 2017 as compared to $907,441 for the year ended December 31, 2016. During the year ended December 31, 2017, cash used in operations was primarily due to the net loss for the year of $1,153,730 net of non-cash related add-back of share-based compensation expense of $710,348.

The Company had no net cash provided by investing activities during the year ended December 31, 2017. Net cash provided by investing activities for the year ended December 31, 2016 was $2,701 was a result of selling some equipment.

Net cash provided by financing activities was $476,183 during the year ended December 31, 2017, as compared to cash provided of $911,963 during the year ended December 31, 2016. During 2017 cash was provided from the issuance of common stock in the amount of $384,500 and $91,683 in proceeds from Shareholder Notes. In 2016, the cash provided by financing activities was provided from the issuance of common stock in the amount of $723,456, $53,500 from the exercise of common stock warrants and $135,000 in proceeds from Shareholder Notes.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex division license fees, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 13, Subsequent Events).

As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2018 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2018, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2017	2016

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(123,741)	(108,061)

Intangible assets, net	$123,882	$139,562

Amortization expense for the years ended December 31, 2017 and 2016 was $15,680 and $15,861, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2017	2018	2019	2020	2021	Thereafter
Patents & trade name	$15,680	$15,680	$15,680	$15,680	$15,680	$45,482

NOTE 4 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company of which three of the directors of the Company (“CMA directors”) are the members (“CMA”), an unsecured line of credit bearing interest at LIBOR plus 5.25% per annum on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the years ended December 31, 2017 and 2016 was 6.37% and 5.75%, respectively.

During the tenure of the CMA Note Payable, the Company has increased the amount of the Note and in exchange provided benefits to the CMA directors as follows:

Date	Amount (increase)	Benefit to CMA	Impact to Company
Inception	$800,000	Warrants to purchase 2,600,000 shares @ $0.45, vesting 20% immediately and 10% per $100,000 drawn	Warrant costs amortized over the term of the CMA Note
Sept 4, 2011	$200,000	Modified warrant price on 2,600,000 shares from $0.45 to $0.27, and issued additional 1,600,000 shares @ $0.27	Warrant costs amortized over the remaining term of the CMA Note
Nov 2, 2012	$500,000	Warrants to purchase 2,100,000 shares @ $0.35	Warrant costs amortized over the remaining term of the CMA Note
Apr 29, 2013	$0 (maturity date extended 1 year)	Modified warrant price on 6,300,000 shares from $0.10, and agreed to forfeit 630,000 of the warrants	Warrant costs amortized over the remaining term of the CMA Note
Apr 29, 2014	$0 (maturity date extended 1 year)	None	None
Apr 29, 2015	$0 (maturity date extended 1 year)	None	None

The note is currently due on demand.

Shareholder Notes Payable

Shareholder notes payable outstanding as of December 31, 2017 and 2016 totaled $881,673 and $835,068, respectively.

On March 11, 2011, the Company issued to existing shareholders of the Company an aggregate of $175,000 of convertible promissory notes together with warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at $0.68 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock. The outstanding notes are currently due on demand and Vystar is currently working with the subscription holders of the matured notes to extend the maturity date beyond 2018. One subscription holder demanded payment for their matured note. The subscription holder and Vystar agreed to three installment payments of $52,785, the first of which was made in the fourth quarter of 2016; one installment was converted to Vystar common stock shares; and another holder of Vystar Shareholder Notes has agreed to purchase the third installment.

In May of 2013, the Company issued to existing shareholders of the Company an aggregate of $420,837 of convertible promissory notes together with warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.49 per share for two years from the date of issuance. Such notes are (i) unsecured, (ii) bear interest at an annual rate of ten percent (10%) per annum, and (iii) are convertible into shares of common stock. The outstanding notes are currently due on demand and Vystar is currently working with the subscription holders of the matured notes to extend the maturity date beyond 2018.

A summary of terms for the convertible promissory notes discussed above and additional convertible promissory notes issued to shareholders that are unsecured, bear interest at an annual rate, and have conversion privileges as follows:

Date	Amount	Interest Rate	Conversion Rate	Maturity
March 11, 2011	$75,000	10%	$0.10 of principal and interest for each share	Demand
March 11, 2011	$54,922	10%	$0.05 of principal and interest for each share	Demand
May 6, 2013	$390,830	10%	$0.05 of principal and interest for each share	Demand
May 31, 2013	$30,007	10%	$0.10 of principal and interest for each share	Demand
Sept 6, 2013	$40,769	10%	$0.075 of principal and interest for each share	Sept 6, 2018
Dec 30, 2013	$25,962	10%	$0.05 of principal and interest for each share	Dec 30, 2018
Dec 31, 2015	$37,500	10%	$0.08 of principal and interest for each share	Dec 30, 2018
Dec 31, 2016	$135,000	5%	$0.05 of principal and interest for each share	Dec 30, 2021
Oct 10, 2017	$20,000	5%	$0.05 of principal and interest for each share	Demand
Oct 10, 2017	$25,000	5%	$0.05 of principal and interest for each share	Dec 30, 2019
Nov 17, 2017	$6,683	5%	$0.05 of principal and interest for each share	Dec 30, 2019
Dec 13, 2017	$30,000	5%	Convertible by the Company upon closing of NHS merger at prior 20-day average closing price, discounted 50%	Dec 13, 2019
Dec 18, 2017	$10,000	5%	Convertible by the Company upon closing of NHS merger at prior 20-day average closing price, discounted 50%	Dec 13, 2019

The maturities (by year) of the principal amount of Shareholder Notes Payable as of December 31, 2017 are as follows:

Amount
Matured	$570,759
2018	104,231
2019	71,683
2020	—
2021	135,000
2022 & thereafter	—

Total	$881,673

The current base weighted-average conversion price for the above referenced Shareholder and Promissory Notes with an outstanding balance as of December 31, 2017 of $1,176,668 including accrued interest of $294,995, is $0.053 per share or 22,208,271 shares of the Company’s common stock. The face value of the Shareholder Notes at December 31, 2017 is $881,673.

NOTE 5 – COMMITMENTS

Employment Agreements

There are currently no employment agreements in place; however employment compensation and potential agreements are under discussion for 2018.

NOTE 6 – DISCONTINUED OPERATIONS

Kiron Clinical Sleep Lab’s post acquisition performance fell far below Vystar’s expectations. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision to discontinue the operations of the Kiron division acquired in June 2013 and the division was closed May of 2016

There was no revenue from the Kiron division for the year ended December 31, 2017.The Kiron division revenue was $82,353 for the year ended December 31, 2016. Net gains from discontinued operations were $42,056 and $37,979 for the fiscal years ended December 31, 2017 and 2016, respectively. Net gains were recorded directly related to the write-off of payables determined to be no longer due.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2017 and 2016, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $63,600 and $49,800 and could be converted into 4,037,977 and 3,761,417 shares of common stock, respectively, at the option of the holder.

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

During the year ended December 31, 2017, the Company had 1,950,000 cashless common stock warrants exercised at $0.05 per share and issued 1,332,109 common shares.

During the year ended December 31, 2017, the Company had 1,750,000 cashless common stock options exercised at $0.05 per share and issued 481,884 common shares.

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

On March 15, 2017, the Company issued 1,150,000 common shares as compensation under Business Development Agreements.

On April 25, 2017, the Company issued 1,109,406 common shares as a result of a partial conversion of a Shareholder Note and accrued interest.

On May 22, 2017, the Company signed a sales and marketing agreement issuing restricted common shares quarterly as goals are achieved and issued 363,985 shares on September 28, 2017 and 368,218 on October 10, 2017.

On July 1, 2017, the Company issued 3,125,000 shares under the Company’s Public Relations Services Agreement through December 2018.

On September 29, 2017, the Company issued 500,000 shares of common stock as part of the existing PPM to its CEO in lieu of salary earned in August and September 2017.

On September 27, 2017, the Company issued an additional 200,000 common shares as compensation under a Business Development Agreement.

On July 30, 2017, the Company issued 200,000 common shares as compensation under a Business Development Agreement.

On July 25, 2017, the Company issued 1,087,023 shares as part of a prior contract for business development.

On November 1, 2017, the Company issued 250,000 shares of common stock as part of the existing PPM to its CEO in lieu of salary earned in October 2017.

NOTE 8 – SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2017 and 2016. The following assumptions were used:

●	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;
●	Expected Volatility in Stock Price – Expected volatility calculations were based on the Company’s trading activity which ranged between and 149.6% and 152.9% during 2017;
●	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option or warrant, ranging from 1.81% and 2.45% during 2017; and
●	Expected Life of Awards – because the Company has minimal experience with the exercise of options or warrants for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the end of the contractual term of the stock award.

 In total, the Company recorded $60,795 and $55,143 for the years ended December 31, 2017 and 2016, respectively, of share-based compensation expense related to employee and Board members’ stock options. The unrecognized compensation expense as of December 31, 2017 was $151,730 for non-vested share-based awards to be recognized over a period of approximately five years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2017, there were 2,251,729 shares of common stock reserved for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2017. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2017	2016
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	149.81%	145.82%
Risk-Free Interest Rate	2.35%	1.87%
Expected Life of Stock Awards – Years	10.0	10.0
Weighted Average Fair Value at Grant Date	$0.05	$0.05

The following tables summarize all stock option activity of the Company for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2015	9,381,573	$0.19

Granted	500,000	$0.05

Exercised	(400,000)	$0.05

Forfeited	(63,302)	$0.07

Outstanding, December 31, 2016	9,418,271	$0.16

Exercisable, December 31, 2016	6,783,271	$0.21

Granted	1,500,000	$0.05

Exercised	(1,750,000)	$0.05

Forfeited	(1,420,000)	$0.17

Outstanding, December 31, 2017	7,748,271	$0.16

Exercisable, December 31, 2017	5,158,271	$0.25

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices are shown in the table below:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices

Outstanding, December 31, 2015	9,381,573	6.29	$0.05 - $0.68

Granted	500,000	9.10	$0.05

Exercised	(400,000)		$0.05

Expired/Forfeited	(63,302)		$0.07

Outstanding, December 31, 2016	9,418,271	4.43	$0.05 - $0.68

Exercisable, December 31, 2016	6,783,271	5.99	$0.10 - $0.68

Granted	1,500,000	9.96	$0.05

Exercised	(1,750,000)		$0.05

Expired/Forfeited	(1,420,000)		$0.03 - $0.68

Outstanding, December 31, 2017	7,748,271	5.80	$0.03 - $0.68

Exercisable, December 31, 2017	5,158,271	9.42	$0.03 - $0.68

The Company added a director on May 18, 2016. The director was granted 500,000 options with a ten-year term and an exercise price of $0.05 respectively, the closing price of the Company’s common stock on the OTCBB on the grant date. The options vest 25,000 shares quarterly beginning on June 30, 2016 for a period of five years ending March 31, 2021.

The Company added three directors on December 17, 2017. Each director was granted 500,000 options with a ten-year term and an exercise price of $0.05 respectively, the closing price of the Company’s common stock on the OTCBB on the grant date. The options vest 25,000 shares quarterly beginning on December 31, 2017 for a period of five years ending December 31, 2022.

As of December 31, 2017, the aggregate intrinsic value of the Company’s outstanding options was $4,000. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2017	2016
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	152.54%	121.20%
Risk-Free Interest Rate	2.01%	2.18%
Expected Life of Stock Awards – Years	7.0	10.0

 The following table represents the Company’s warrant activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2015	18,178,158		$0.13	5.54

Granted	1,713,244	$0.07	$0.07	9.07

Exercised	(3,163,336)		$0.05	0.3

Forfeited	(605,734)

Outstanding, December 31, 2016	16,122,332		$0.13	5.54

Granted	1,240,250	$0.13	$0.14	6.14

Exercised	(1,950,000)		$0.08	0.18

Forfeited	(713,000)		$0.18

Outstanding, December 31, 2017	14,699,582		$0.10	5.41

Exercisable, December 31, 2017	14,699,582		$0.10	5.41

The stock compensation expense for 2017 and 2016 related to warrants was $159,553 and $115,054, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Officers and Directors

During April 2009, the Company’s Board of Directors authorized the inclusion of the Board members in the Company’s stock option plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board members. Each Board member was granted options to purchase 400,000 shares of the Company’s common stock, valued at approximately $84,346 each with an exercise price of $0.68 per share.    Vesting occurred at the end of each complete calendar quarter served as an independent Board member of the Company at a rate of 20,000 shares each per quarter. The options are exercisable in whole or in part before September 30, 2019.

Beginning in July 2014, each Board member was granted options to purchase 500,000 shares of the Company’s common stock. The value of each grant ranged from approximately $14,714 to $53,513 depending on the date of the grant and the exercise price of the option. Exercise prices ranged between $0.03 and $0.11 per share and were equal to the closing price of Company’s common stock on the date of the grant. Vesting occurs at the end of each complete calendar quarter served as an independent Board member of the Company at a rate of 25,000 shares each per quarter. The options are exercisable in whole or in part before December 15, 2027.

One board member’s unvested options were forfeited when he resigned from the Board in 2017.

NOTE 10 – DEFINED CONTRIBUTION PLAN

The Company’s tax-qualified retirement plan {401(k)} was terminated in 2016.

NOTE 11 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During 207, Vytex revenue came from three major customers Natures Home Solutions, RCMA, and Centrotrade, which collectively comprised 100% total Vytex revenue. No amounts were owed to major vendors at December 31, 2017 and December 31, 2016.

NOTE 12 – RISKS AND UNCERTAINTIES

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

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible promissory notes in varying amounts. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount will be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. These notes are included in the table below:

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan 29, 2018	$80,000	12%	Jan 29, 2019*	$72,300
Feb 14, 2018	$80,000	12%	Nov 14, 2018*	$72,500
Feb 13, 2018	$76,500	5%	Nov 13, 2018*	$72,500
Feb 14, 2018	$85,000	12%	Feb 14, 2019*	$82,000

*Note that these notes can be converted after 6 months from the issue date

From January 1, 2018 to February 9, 2018, the Company issued Convertible Promissory Notes (the “Notes”) contract work, investment and in lieu of salary and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible by the Company upon the closing of the previously announced intention to purchase all of the assets of NHS. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

On February 5, 2018, the Company issued 1,500,000 shares under the terms of a Consulting Agreement dated January 26, 2018.

On January 7, 2018, the Company signed a Letter of Intent to acquire the assets of NHS, the exclusive U.S. distributor of Vytex® virtually allergen-, VOC- and odor-free natural rubber latex (NRL) foam. The transaction is expected to close in the second quarter of 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.A	CONTROLS AND PROCEDURES

 The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2017 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Such conclusion was reached based on the following material deficiencies noted by management:

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

Management expects to strengthen internal control during 2018 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

 None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2017. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr. PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Masters of Public Health and Doctor of Philosophy degrees from the University of Georgia.	39	2017
Steven Rotman	Steven Rotman, was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	78	2017
Mitsy Y. Mangum	Ms Mangum is currently a managing director/partner of Lakeview Capital Partners, LLC. From July 2009 to September 2015, Ms. Mangum was Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	53	2008
Michael X. Ianacone

Mr. Ianacone has over forty years of successful experience in leading large organizations and improving performance of operating units across the US. He has a proven track record of growing revenue and profit, forming executive teams and working cross organizationally to deliver results.

He recently retired from Xerox Corporation where during his 38-year tenure he held senior executive management positions in sales, marketing, operations and strategy in the US. These positions included both headquarters and field locations. He was a key member of the US senior team during Xerox’s turnaround in the early 2000s.

Michael holds an A.B. degree from Georgetown University in Washington, D.C. and currently resides in Atlanta, GA.

		69	2014
Ranjit K. Matthan	On March 12, 2015, Ranjit K. Matthan, Ph.D., an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia and refining the research and development of manufacturing processes for applications using Vytex NRL, such as latex foam, condoms, adhesives, medical devices, etc.	74	2015

Dr. Matthan has been associated with the development of natural rubber and rubber-based industries manufacturing in South Asia since the 1970s and introduced technically specified natural rubber into India. He has advised national and international companies and research bodies including the Government of India, the Malaysian Rubber Research and Development Board, Asian Development Bank, Industrial Development Bank of India, Revertex (Malaysia) as well as many private companies engaged in latex production and manufacturing. A founding Director of the Bangkok-based Asia Pacific Elastomer Science and Technology (APEST), he has played a key role in sustainability initiatives for natural rubber. He has also been associated with the development and commercial introduction of several eco-friendly natural rubber grades, including Vytex NRL.

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

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, Calif., and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	51	2017
Keith Osborn, MD	Dr. Osborn is a board-certified Orthopaedic Spine Surgeon with 30 years of experience after completing his Spine Fellowship at Harvard University. He received his medical degree from the University of Maryland School of Medicine and performed his residency at Harvard University and Johns Hopkins Hospital. Dr. Osborn currently specializes in Spinal Surgery at Resurgens Orthopaedics in Atlanta with a focus on adult spinal disorders and total disc arthroplasty.	60	2016

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

On December 17, 2017, William R Doyle retired from his positions with the Company as Chairman of the Board of Directors, a director and President and CEO of the Corporation. Mr. Doyle’s retirement did not result from any disagreement with the Company and he remains a Product Development Consultant.

On December 17, 2017 Jason Meggs resigned from his position with the Company as a director. Mr. Meggs’ resignation did not result from any disagreement with the Company.

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

Meetings of the Board and Committees

During fiscal year 2017, our Board held eleven meetings, and its Audit Committee held four meetings. Each director attended at least 75% of the meetings of the Board in fiscal year 2017. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vytex.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2017 and 2016.

Name and Principal Position	Salary	Option Awards (1)	All Other Compensation (2)	Total
William R. Doyle
Chairman, Chief Executive Officer and President
2017	$106,855	$146,000	$38,900	$291,755
2016	$150,000	$100,291	$2,000	$252,291

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2017 and 2016 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2017 and 2016 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Amounts consist of medical and common stock awards.

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

On December 17, 2017, Mr. Doyle retired.

Risk Analysis of Performance-Based Compensation Programs

As of December 31, 2017, there are no officers under a performance-based compensation program.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($) (2)
Mitsy Y. Mangum			10,703	10,703
Michael X. Ianacone			9,640	9,640
Ranjit K. Matthan			7,837	7,837
Jason M. Meggs			3,679	3,679
Keith D. Osborn			4,904	4,904
Steven Rotman			1,230	1,230
Joseph C. Allegra, Jr., PhD			1,230	1,230
Bryan Stone, MD			1,230	1,230

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

On December 2, 2015, Mr. Meggs as a non-employee director was granted 500,000 options at $0.03 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning March 30, 2016. On December 17, 2017 Jason Meggs resigned from his position with the Company as a director and his unvested options were forfeited.

On May 18, 2016, Dr. Osborn as a non-employee director was granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2016.

On December 15, 2017, Dr. Stone and Dr. Allegra as non-employee directors were granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning December 31, 2017.

On December 15, 2017, Mr. Rotman as director was granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning December 31, 2017.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2017 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2017 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2017 for stock options granted to each of the non-employee directors during fiscal years 2015, 2016, and 2017 in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2017 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2017, adjusted as required by rules promulgated by the SEC.

5% Stockholders

Joseph C Allegra, Sr. M.D. Atlanta, GA	9,771,899	7.273%

Lam Ngoc Minh Vietnam	10,000,000	7.530%

William R Doyle Atlanta, GA	14,733,516	10.275%

Officers & Directors

Steven Rotman Worcester, MA	3,097,466	2.324%

Keith Osborn Atlanta, GA	23,785,908	16.358%

Michelle Mangum Atlanta, GA	2,315,000	1.714%

Michael X. Ianacone Atlanta, GA	1,040,000	0.780%

Ranjit K. Matthan India	517,500	0.388%

Bryan Stone, M.D. Palm Springs, CA	2,500,000	1.875%

Joseph Carmen Allegra, Jr. PhD Atlanta, GA	500,000	0.375%

All Directors and Executive Officers as a Group	33,755,874	25.417%

Total Shares Outstanding	132,809,218

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2017 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options by Executive Officers	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,748,271	2,251,729
2014 Long-Term Incentive Compensation Plan	0	5,000,000
Total	7,748,271	7,251,729

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

On January 7, 2018, Vystar Corporation has signed a Letter of Intent (LOI) to acquire the assets of NHS Holdings, LLC. (NHS), Vystar’s exclusive U.S. distributor of Vytex® virtually allergen-, VOC- and odor-free natural rubber latex (NRL) foam. Please refer to Form 8-K filed on December 17, 2017 for further information.

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

During fiscal year 2017 and 2016, we retained the firm of Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts:

Fee Category	2017($)	2016($)
Audit Fees	66,750	68,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	66,750	68,750

Audit fees include the audit of Vystar’s annual financial statements, review of financial statements included in each of our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to accounting-related consulting services. No audit-related fees incurred for the current or previous period.

Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning. This category includes fees primarily related to the preparation and review of federal, state and international tax returns and assistance with tax audits. No tax fees incurred for the current or previous period.

All other fees include assurance services not related to the audit or review of our financial statements. No other fees incurred for the current or previous period.

There were no non-audit services provided by PKM for the current or previous period.

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

All services related to audit fees provided by PKM during fiscal year 2017 and 2016 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2017.

The sole member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of NASDAQ listing standards. The Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board further determined that Ms. Mangum is a “audit committee financial expert” is a “as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vytex.com.

 We have reviewed and discussed with management and PKM Vystar’s audited financial statements. We discussed with PKM and Vystar’s Chief Financial Officer the overall scope and plans of PKM’s audits. We met with PKM, with and without management present, to discuss results of its examinations, its evaluation of Vystar’s internal controls, and the overall quality of Vystar’s financial reporting.

We have reviewed and discussed with PKM matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from PKM the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding PKM’s communications with the Audit Committee concerning independence. We have discussed with PKM matters relating to its independence.

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2017, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Mitsy Y. Mangum, Chair

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements and notes thereto of Vystar Corporation, and the related Report of Independent Registered Public Accounting Firm are set forth in Item 8.

2. FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
3.2	Articles of Amendment to the Articles of Incorporation of Vystar Corporation
3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)
10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)
10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)
10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership
10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)
10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)
10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.18**	Employment Agreement between W. Dean Waters and Vystar dated April 1, 2013
10.19	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.20	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.21	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
10.22	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)
31***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

***       Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: March 29, 2018	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2018 .

Signature	Title

/s/ Steven Rotman	President, Chief Executive Officer, and Chief Financial Officer
Steven Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Keith D. Osborn	Director
Keith D. Osborn, MD

/s Michael X. Ianacone	Director
Michael X. Ianacone

/s/ Mitsy Y. Mangum	Director
Mitsy Y. Mangum

/s/ Ranjit Matthan	Director
Ranjit Matthan, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

