Form 10-K/A
period 2017-12-31
Vystar Corp
filed 2018-03-29
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 29, 2018, and is being filed solely to correct an administrative error in the content of Report of Independent Registered Public Accounting Firm.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vystar Corporation (the Company) as of December 31, 2017 and 2016, the related statements of loss, stockholders' deficit and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, a capital deficit with limited capital resources, and total liabilities exceed total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

Atlanta, Georgia

March 29, 2018

F-1

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