Form 10-Q
period 2018-03-31
Vystar Corp
filed 2018-05-21
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-53754

VYSTAR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Aylesbury Rd

Worcester, MA 01609

(Address of Principal Executive Offices, Zip Code)

(508) 791-9114

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

As of May 14, 2018, there were 216,676,067 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2017. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2017 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2018

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$632,970	$13,502
Accounts receivable, net of allowance for uncollectible amount of $0 at March 31, 2018 and December 31, 2017	4,532	3,963
Inventories	103,055	—
Prepaid expenses	124,812	166,091
TOTAL CURRENT ASSETS	865,369	183,556

OTHER ASSETS
Intangible assets, net	119,962	123,882
TOTAL ASSETS	$985,331	$307,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Related party line of credit	$1,499,875	$1,499,875
Accounts payable	573,322	468,906
Accrued compensation	—	19,355
Shareholder and contingently convertible notes payable – current portion	706,384	674,990
Accrued expenses and stock payable	1,671,258	294,995
TOTAL CURRENT LIABILITIES	4,450,839	2,958, 121
LONG-TERM LIABILITIES Loan payable Fidelity Shareholder notes payable – net of current portion	500,000 673,183	206,683
TOTAL LONG-TERM LIABILITIES	1,173,183	206,683
TOTAL LIABILITIES	5,624,022	3,164,804

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at March 31, 2018 and December 31, 2017	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 134,307,218 and 132,809,218 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	13,430	13,280
Additional paid-in capital	25,197,374	25,128,476
Accumulated deficit	(29,849,496)	(27,999,123)
TOTAL STOCKHOLDERS’ DEFICIT	(4,638,691)	(2,857,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$985,331	$307,438

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	March 31, 2018	March 31, 2017
REVENUE	$3,944	$3,366
COST OF REVENUE	49,421	3,630
Gross Loss	(45,477)	(264)
OPERATING EXPENSES
General and administrative, including non-cash share-based compensation of $1,404,809 and $181,525 in 2018 and 2017, respectively	1,763,449	280,817
Total Operating Expenses	1,763,449	280,817
LOSS FROM OPERATIONS	(1,808,926)	(281,081)
OTHER INCOME (EXPENSE)
Interest income	—	1
Interest (expense)	(41,448)	(42,544)
Total Other Income (Expense)	(41,448)	(42,543)

NET LOSS	$(1,850,374)	$(323,624)
BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	133,875,885	117,371,594

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,850,374)	$(323,624)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation	1,404,889	181,525
Allowance for uncollectible accounts receivable	—
Depreciation	—	—
Amortization of intangible assets	3,920	3,920
(Increase) decrease in assets
Accounts receivable	(569)	16,390
Inventories	(103,055)	—
Prepaid expenses	6,515	(29,095)
Increase (decrease) in liabilities
Accounts payable	39,410	591
Accrued compensation and expenses	174,682	29,665
Net cash used in operating activities	(324,582)	(120,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Fidelity loan	500,000	0
Issuance of common stock, net of costs	0	184,500
Proceeds from the issuance of notes, net	444,050	0
Net cash provided by financing activities	944, 050	184,500

NET INCREASE IN CASH	619,468	63,872

CASH - BEGINNING OF PERIOD	13,502	36,282

CASH - END OF PERIOD	$632,970	$100,154
CASH PAID DURING THE PERIOD FOR
Interest	$32,869	$23,617

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Vystar has expanded into the consumer arena with an introduction into mattresses, mattress toppers and pillows aligning with key foam manufacturers, mattresses, toppers, pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for domestic, European and Asian manufacturers.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements (“the financial statements”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”). In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three-month period ended March 31, 2018 and 2017.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, realization and valuation of inventories and fair values of share-based compensation.

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

Loss Per Share

Because the Company reported a net loss for the three-month periods ended March 31, 2018 and 2017, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 8,298,271 shares and 9,718,271 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, as their effect would be anti-dilutive. Warrants to purchase 16,469,582 and 18,084,609 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Inventories

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of foam slabs and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost. As of March 31, 2018, the Company had $103,055 in finished goods inventory. At December 31, 2017 there was no inventory.

Revenues

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three months ended March 31, 2018. Refer to Note 2 for additional information regarding our adoption of ASC 606.

Our principal activities from which we generate our revenue are product sales.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of over-the-counter drug and consumer care products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of bottled finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The were no estimated reserve for sales returns and allowances at March 31, 2018 and December 31, 2017, respectively.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2018 approximate market interest rates for the respective borrowings.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. We adopted this ASU on January 1, 2018 and the impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. While we are currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, we expect the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments on the consolidated balance sheet under our sole noncancelable operating lease for our facility in San Diego resulting in the recording of a right of use asset and lease obligation.

NOTE 3	LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2018, the Company had cash of $632,970 and a deficit in working capital of approximately $3.6 million. Further, at March 31, 2018, the accumulated deficit amounted to approximately $30 million. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient revenues from our recent acquisitions in the second quarter of 2018 and financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2018 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations during 2018, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 4	INTANGIBLE ASSETS

Intangible assets are as follows:

Patents represent legal and other fees associated with the registration of patents. The Company has four patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

	March 31, 2018	December 31, 2017

Patents	$238,551	$238,551
Trademarks & trade name	9,072	9,072
Subtotal	247,623	247,623
Accumulated amortization	(127,661)	(123,741)

Intangible assets, net	$119,962	$123,882

Amortization expense for the three months ended March 31, 2018 and 2017 was $3,920.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2018	2019	2020	2021	2022	Thereafter
Patents & trade name	$15,680	$15,680	$15,680	$15,680	$15,680	$41,562

NOTE 5	INCOME TAXES

There is no income tax benefit recorded for the losses for the three ended March 31, 2018 and 2017 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

NOTE 6	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On November, 2 2012, the Company executed an increase with CMA Investments, LLC, a related party and a Georgia limited liability company (“CMA”), a line of credit with a principal amount of $1,500,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, the Company may draw up to a maximum principal amount of $1,500,000. Interest, is computed at LIBOR plus 5.25% (6.50% at March 31, 2018), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2018 was 5.25%. There are no available borrowings under the CMA note at March 31, 2018.

Fidelity Note Payable

During the three months ended March 31, 2018 separate investors have guaranteed $100,000 each with Fidelity to establish a $500,000 revolving line of credit with Fidelity. At the present time the Company is paying interest only to Fidelity at a rate of 4.5% per annum, with principal due in 2033.

Shareholder and contingent convertible Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2018	December 31, 2017

Shareholder notes	$1,398,808	$881,673
Accrued Interest	320,326	294,995
Total Shareholder Notes & Accrued Interest	1,719,134	1,176,678

Less: Debt Discount	(19,241)
Less: Accrued Interest	(320,326)	(294,995)
Less: Current Portion	(706,384)	(674,990)
Total long-term debt	$673,183	$206,683

Other than the contingent convertible notes disclosed in Note 7, such notes are (i) unsecured, (ii) bear interest at an annual rate ranging from five percent (5%) to ten percent (10%) per annum, and (iii) are contingently convertible at the company’s option based on potential future events into shares of common stock.

NOTE 7	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

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

In connection with the issuance of one of the contingently convertible notes, the Company issued a warrant to purchase 286,875 shares of the Company’s common stock. The exercise term of the warrant is at any time on or after the six (6) month anniversary or prior to the five (5) year anniversary of the related note (February 2023).

The exercise price of the warrant is $.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant.

The Company evaluated the warrant under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the exercise price in the event of subsequent Dilutive Issuances, the warrant is not indexed to the Company’s common stock, and the Company has determined that the warrant meet the definition of a derivative under ASC 815. The company deemed the warrant immaterial at the date of issuance at March 31, 2018. At each subsequent reporting date, the fair value of the warrant will be remeasured and changes in the fair value will be reported in the condensed Statements of Operations.

On June 30, 2016, the Company issued 997,466 common shares as compensation under the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013 as amended in February 2014, as amended in June 30, 2016 and amended January 3, 2018 issued 8,916,667 shares as part of this agreement issued April 27, 2018. The Company accrued approximately $450,000, which approximates the fair value of the common stock on the measured dates (included in accrued expenses and stock payable on the condensed balance sheet).

On January 3, 2018, the Company agreed to issue 1,502,778 common shares as compensation under the Company’s Business Development Agreement with Designcenters.com issued April 27, 2018. The Company accrued approximately $75,000, which approximates the fair value of the common stock on the measured dates (included in accrued expenses and stock payable on the condensed balance sheet).

On January 3, 2018, the Company agreed to issue 11,000,000 common shares as a signing bonus under an employment agreement to the CEO Steven Rotman issued April 27, 2018. The Company accrued approximately $550,000, which approximates the fair value of the common stock on the measured dates (included in accrued expenses and stock payable on the condensed balance sheet).

On January 3, 2018, the Company agreed to issue 4,833,333 common shares as compensation under an consultant agreement to The Anchor Group issued April 27, 2018. The Company accrued approximately $242,000, which approximates the fair value of the common stock on the measured dates (included in accrued expenses and stock payable on the condensed balance sheet).

These notes are included in the table below:

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019*	$72,300
Feb 14, 2018 Auctus	$80,000	12%	Nov 14, 2018*	$72,500
Feb 13, 2018 FF	$76,500	5%	Nov 13, 2018*	$72,500
Feb 14, 2018 Power Up	$85,000	12%	Feb 14, 2019*	$82,000

*Note that these notes can be converted only after 6 months from the issue date.

From January 1, 2018 to February 9, 2018, the Company issued Convertible Promissory Notes (the “Notes”) for contract work, investment and in lieu of salary and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible by the Company upon the closing of the previously announced intention to purchase all of the assets of NHS. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

On February 5, 2018, the Company issued 1,500,000 shares under the terms of a Consulting Agreement dated January 26, 2018 to STILLH20s Financial, LLC.

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

At March 31, 2018, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $60,133 and could be converted into 3,968,269 shares of common stock, at the option of the holder.

At December 31, 2017 and 2016, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $63,600 and $49,800 and could be converted into 4,037,977 and 3,761,417 shares of common stock, respectively, at the option of the holder.

NOTE 8	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $1,404,889 and $181,525 of stock-based compensation expense for the three-month period ended March 31, 2018 and 2017, respectively, including shares to be issued related to employee and board member stock options and common stock and warrants issued to non-employees. As of March 31, 2018, $153,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the three months ended March 31, 2018:

●	Expected Dividend Yield - because we do not currently pay dividends, the expected dividend yield is zero;

●	Expected Volatility in Stock Price - volatility based on our own trading activity was used to determine expected volatility;

●	Risk-free Interest Rate - reflects the average rate on a United States Treasury Bond with a maturity equal to the expected term of the option; and

●	Expected Life of Award - because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2018, there were 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2018. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three-month period ended March 31, 2018. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2017	7,748,271	$0.16	5.80
Granted
Exercised	—
Expired	(250,000)	$.68
Outstanding, March 31, 2018	7,498,271	$0.14	4.10
Exercisable, March 31, 2018	5,133,271	$0.20	5.29

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2018
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	150.82%
Risk-Free Interest Rate	1.99%
Expected Life of Stock Awards – Years	6.86

The following table represents the Company’s warrant activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2017	14,699,582		$0.10	5.41
Exercisable, December 31, 2017	14,699,582
Granted	286,875	—	$0.40	4.92
Exercised	0	—	—
Forfeited	0	—	—
Expired	—	—	—
Outstanding, March 31, 2018	14,986,457		$0.11	5.04
Exercisable, March 31, 2018	14,986,457		$0.11	5.36

NOTE 9	SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

Effective April 18, 2018, ten (10) shareholders of Vystar Corporation, a Georgia corporation (the “Company”), consented to (a) the Company’s purchase of substantially all the assets of NHS Holdings, LLC, a Massachusetts limited liability company (“NHS”), and (b) the increase of the authorized shares of Common Stock of the Company from 250 million to 600 million. The consents were submitted pursuant to Rule 14(a)-2(b) (2) promulgated under the Securities and Exchange Act of 1934, as amended. Such Rule provides that other than certain proxy solicitation rules which were either complied with or were otherwise not applicable to the consents submitted to the Company, the proxy solicitation rules set forth in SEC Regulation 14A do not apply to “[any] solicitation made otherwise than on behalf of the registrant where the total number of persons being solicited is not more than ten.” The Company has been presented with written consents which include (a) an approved form of Asset Purchase Agreement between the Company and NHS with respect to the purchase of substantially all the assets of NHS, and (b) an approved amendment to the Company’s Articles of Incorporation to increase its authorized shares of common stock to 600 million shares. The Common Stock held by the consenting shareholders totaled 67,852,699 shares or approximately 51% of the total outstanding shares of Common Stock of the Company.

Purchase Transaction

Pursuant to the Asset Purchase Agreement, the purchase of substantially all assets of NHS was consummated on April 18, 2018. The Company issued 27,769,500 shares of its restricted Common Stock valued at approximately $975,000 based on the closing price of the Company’s Common Stock on such date. NHS assets include: The Distribution Agreement between the Company and NHS described below, mattress toppers and other foam inventory valued at $850,000; intellectual property relating to product development, cutting and roll packing equipment; and goodwill. All shares of restricted Common Stock issued to NHS at closing will be held in escrow for a minimum of six months to secure certain potential indemnification obligations of NHS. Such shares will be voted by NHS until distribution to NHS.

NHS is the exclusive U.S. distributor of Vystar’s Vytex® virtually allergen-, VOC- and odor-free natural rubber latex (NRL) foam. NHS was instrumental to introducing Vytex foam to manufacturers for use in mattresses, pillows and other bedding products. NHS has created approximately 200 SKUS of Vytex foam products, such as slabs, toppers and mattresses, which are sold through multiple channels. The NHS acquisition is intended to lower the cost of Vytex to the manufacturer by eliminating the middleman.

In September 2016, the Company and NHS entered into a Distribution Agreement with respect to the distribution of finished parts and components of home furnishing goods, and other products manufactured with the Company’s patented Vytex® NRL process. The Agreement provided that NHS shall be the exclusive world-wide distributor for such home furnishing goods, and the non-exclusive world-wide distributor of products in other industries utilizing the Vytex® NRL process. The Company was paid seven percent (7%) of the cost of such products to NHS. This Distribution Agreement was one of the assets held by NHS at the closing of the asset sale transaction. As the new owner of substantially all assets of NHS, including the rights of NHS pursuant to such Distribution Agreement, the Company has terminated such Agreement.

The following summarizes the transaction with NHS Holdings, LLC at closing on April 18, 2018:

Cash	$15,000
Inventory	$850,000
Property & Equipment, Net	$28,000
Intangible assets	$82,000
Total Assets	$975,000

Net Purchase (fair value of common stock issued)	$975,000

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as latex foam slabs, toppers and equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 1 - 5 years. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment.

The intangibles of $82,000 arising from the purchase of NHS Holdings, LLC. assets is derived largely from the rapid expected growth of the Company, as well as synergies and economies of scale expected from combining the operations of the Company and NHS Holdings Inc. The establishment of the allocation to identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The operations of NHS were not considered significant during the three months ended March 31, 2018 and 2017.

Related Parties

NHS’s largest membership interest owners are also major investors and in some cases affiliates and/or reporting insiders of the Company. NHS major shareholders include:

●	Lam Ngoc Minh, CEO of Lien ‘A and President of the Young Businessmen Association, Ho Chi Minh City. Lien ‘A is one of the world’s largest latex foam manufacturers, and a major producer of Vytex foam. Lien ‘A has worked closely with NHS to develop new products, densities and applications;

●	Dr. Keith Osborn, MD; member of the Company’s Board of Directors, orthopedic spine surgeon;

●	Dr. Bryan Stone, MD, member of the Company’s Board of Directors, nephrologist and CEO of Fluid Energy Conversion;

Entry into a Material Definitive Agreement

Effective May 7, 2018, nine (9) shareholders of Vystar Corporation, a Georgia corporation (the “Company”), consented to the Company’s purchase of substantially all the assets of UV Flu Technologies, Inc., a Nevada corporation (“UV Flu”). The consents were submitted pursuant to Rule 14(a)-2(b) (2) promulgated under the Securities and Exchange Act of 1934, as amended. Such Rule provides that other than certain proxy solicitation rules which were either complied with or were otherwise not applicable to the consents submitted to the Company, the proxy solicitation rules set forth in SEC Regulation 14A do not apply to “[any] solicitation made otherwise than on behalf of the registrant where the total number of persons being solicited is not more than ten.” The Company has been presented with written consents which include (a) an approved form of Asset Purchase Agreement between the Company and UV Flu with respect to the purchase of substantially all the assets of UV Flu. The Common Stock held by the consenting shareholders totaled 118,211,379 shares or approximately 52.8% of the total outstanding shares of Common Stock of the Company.

Pursuant to the Asset Purchase Agreement, the purchase of substantially all assets of UV Flu was consummated on May 10, 2018. Vystar acquired all UV Flu intellectual property & multiple patents, product lines, tooling, FDA clearances, research data, websites and other assets related to the business for the purchase price of $975K or 27,918,000 shares of Vystar restricted common stock to be issued which may not be assigned or sold by UV Flu for twelve months. With the exchange of Vystar shares for UV Flu shares, Vystar will welcome UV Flu’s approximately 1,000 shareholders to the Vystar family. Vystar will continue production of UV Flu product lines with BOI, a world-class manufacturer. Vystar anticipates it will take 45 days to complete manufacture of the next orders of air purifier units and another 45 days to relaunch sales with a new, more robust distribution model. Vystar plans to sell RxAir residential units via online and retail channels.

Vystar is assembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to sales force, distribution and cash flow constraints. Once production and sales are firmly re-established, Vystar expects that the air purification products will produce margins of approximately 75%.

All shares of restricted Common Stock issued to UV Flu at closing will be held for a minimum of one year before distribution of such shares to the UV Flu shareholders and will be voted consistent with the vote of the Company’s other shareholders until such distribution.

The following summarizes the transaction with UV Flu Technologies, Inc. at closing on May 7, 2018:

Cash	$0
Inventory	$0
Property & Equipment, Net	$175,000
Intangible assets	$625,000
Total Assets	$800,000

Net Purchase (fair value of common stock issued)	$800,000

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 3-5 years. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment.

The intangibles of $625,000 arising from the purchase of UV Flu Technologies, Inc. is derived largely from the rapid expected growth of the Company, as well as synergies and economies of scale expected from combining the operations of the Company and UV Flu Technologies, Inc. The establishment of the allocation to identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The operations of UV Flu Technologies were not considered significant during the three months ended March 31, 2018 and 2017.

Termination of a Material Definitive Agreement

Effective May 8, 2018, the Company paid all of its long-term convertible indebtedness totaling $1,134,225 (including accrued interest) through the issuance of a total of 27,918,000 million restricted shares of its common stock.

On April 9 2018, the Company issued 428,571 common shares as compensation under the Company’s Business Development Agreement with vSource1 Capital Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Steven Rotman assumed the role of Chief Executive Officer (CEO) of Vystar on December 18, 2017 via a unanimous vote of the Vystar Board of Directors immediately after the retirement of the previous CEO, William Doyle on December 17, 2017. Steve and Bill had been working together since August of 2017 to plan a better market approach for raw material sales of Vytex that included a much more focused entre into the retail space for foam products such as mattresses, toppers and pillows made from Vytex. Consulting with key experts within their fields and including Vystar shareholders with significant stakes in the company, a vision was planned to not only look at how to fit Vytex into that retail arena of foam-based products but also to expand well beyond that into acquiring companies that would enhance shareholder value. This would involve an additional depth to Vystar management.

As with any well laid plan, timing is crucial and the new management at Vystar has been able to succeed on not only the enhanced retail sales of items such as toppers made of Vytex but to also include strategic mattress partners to add Vytex to their offerings. Vystar acquired the assets of Natures Home Solutions, Inc. (NHS) that will have a positive result on revenues through new and innovative product lines where Vystar now participates in profit at three levels rather than just at the commodity level. This acquisition was laid out for the public in a prior released 8K.

Also, and in keeping with a sustainable and cleaner environment, Vystar acquired the assets of UV Flu Technologies, Inc., a producer of products such as the RX Air Purification System that kills greater than 99% of bacteria on a first-pass basis and is cleared by the FDA as a Class II Medical Device. Vystar believes that this addition will add significantly to the bottom line in the third and fourth quarters of 2018 and well beyond.

The new management team recently spent considerable efforts focused on strengthening Vystar’s Balance Sheet. The results of these efforts have paid off and during the second quarter the company completed the payoff of $1.1 million in long term shareholder debt and significantly reduced the company’s payables. In addition, the Company added a $500K (LOC) line of credit specifically for buying inventory critical to executing the plan of increased revenue growth. The company also conducted a capital equity raise in the first quarter of approximately $500K, which helped strengthen the balance sheet further. Shareholders should expect management to continue to enhance the company through further acquisitions in the short and long term and to continue to reduce debt and further increase inventory buying power.

Our focus has been to update systems, procedures and controls that will help deal with the enormous and fast pace growth of revenues and run our business more profitably in the future. In addition, we have spent resources ensuring royalties are collected on our Vytex NRL product line and we have expanded these resources to include various Vytex formulations such as no ammonia and low nitroamine.

In the first quarter Vystar also made huge strides in enhancing Vystar’s large patent portfolio, continuing the outstanding work from previous management. Today Vystar has 28 patents encompassing many continents. Vystar will be adding significant resources in the near term to enforce and prosecute infringers of our patents ensuring Vystar has the ability to fully collect on its proprietary Vytex investment.

During the first quarter the company focused on shoring up the raw material Vytex supply and distribution chain and further announcements will be made during the second quarter on these partnerships. In addition, during the second quarter, the company brought in 3,000 plus products, consisting of foam slabs and mattress toppers, encompassing about hundred SKUs which are currently for sale, wholesale and retail, through various platforms and placed additional orders for a multitude of containers of new product currently en-route to us. With the new containers we will be adding about a dozen different pillow styles and a new super plush 55 density topper category, the first of its kind made with Vytex. This is the first all-natural topper product we are aware of to be commercially developed world-wide at this low a density using natural rubber latex and, in our case, Vytex.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 with the Three Months Ended March 31, 2017

	3 Months Ended March 31,
	2018	2017	$ change	% change
	Consolidated	Consolidated	Consolidated	Consolidated
Revenue, net	$3,944	$3,366	$578	17.2%
Cost of revenue	49,421	3,630	45,791	1261.5%
Gross loss	(45,477)	(264)	(45,213)	17126.1%

Operating Expenses
General and administrative	1,763,449	280,817	1,482,632	528.0%
Total operating expenses	1,763,449	280,817	1,482,632	528.0%

Profit (Loss) from Operations	(1,808,926)	(281,081)	(1,527,845)	(543.6%)

Interest income	—	1	(1)	(100%)
Interest (expense)	(41,448)	(42,544)	(1,096)	2.6%
Total Other Income/Expense	(41,448)	(42,543)	(1,095)	2.6%

Net loss	$(1,850,374)	$(323,624)	$(1,526,750)	(471.8%)

Revenues

Revenues for the three months ended March 31, 2018 and 2017 from the Company were $3,944 and $3,366, respectively, for an increase of $578 or 17%. The increase in revenues was due to an increase in Vytex licensing fees.

For the Company, gross loss fell from ($264) for the period ended March 31, 2017 to ($45,477) for the period ended March 31, 2017, a decrease of $45,213. Cost of revenue for the three months ended March 31, 2018 and 2017 was $49,421 and $3,630, respectively an increase of $45,791.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $1,763,449 and $280,817 for the three months ended March 31, 2018 and 2017, respectively, for an increase of $1,482,632 or 528%. These items included patents, latex consultants, accounting fees, employee expenses. This was the result of an increase in third-party contracted expenses and accounting fees, primarily to be paid-in stock compensation.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018 consisted of interest expense of $41,448. This compares to net interest expense of $42,543 for the three months ended March 31, 2017.

Net Loss

Net loss was $1,850,374 and $323,624 for the three months ended March 31, 2018 and 2017, respectively, an increase of $1,526,750 or 472% in the net loss. The larger net loss the Company experienced in the quarter ended March 31, 2018 versus the same period in 2017 was primarily attributable to General and administrative expenses related to the stock-based compensation to consultants and employees from the management transition. These items included patents, latex consultants, accounting fees, employee and consultant expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2018, the Company had cash of $632,970 and a deficit in working capital of $3,585,470. Further, at March 31, 2018, the accumulated deficit amounted to $29,849,496. As a result of the Company’s history of losses and financial condition, there is an indication of substantial doubt about the ability of the Company to continue as a going concern.

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

There can be no assurances that the Company will be able to achieve its projected level of revenue in 2018 and beyond. If the Company is unable to achieve its projected revenue and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly reorient its operations, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Sources and Uses of Cash

For the three months ended March 31, 2018 and 2017, net cash used in operations was $324,582 and $120,628 respectively. The negative cash flow from operations for the three months ended March 31, 2018 resulted primarily from the net loss of $1,850,374 primarily attributable to our non-cash share-based compensation expense of $1,404,809. The negative cash flow for the three months ended March 31, 2017 resulted primarily from the net loss of $323,624, offset by non-cash charges related to non-cash share-based compensation expense of $181,525.

There was no investing activity during the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities for the three months ended March 31, 2018 was $500,000 in proceeds from a loan from Fidelity and $444,050, net in new loans from investors. Net cash provided by financing activities for the three months ended March 31, 2017 was $184,500 from the sale of common stock.

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

 The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended March 31, 2018 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Such conclusion was reached based on the following material deficiencies noted by management:

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

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the three months ended March 31, 2018, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock Financings

From December 31, 2016 through March 31, 2017, the Company issued 3,690,000 shares of common stock at $0.05 per share for $184,500.

From December 31, 2017 through March 31, 2018, the Company issued 1.500,000 shares in connection with consulting services.

(b)	Stock Option Grants

From December 31, 2016 through March 31, 2017, the Company did not grant any stock options.

From December 31, 2017 through March 31, 2018, the Company did not grant any stock options.

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

VYSTAR CORPORATION

Date: May 20, 2018	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

