Form 10-Q/A
period 2018-03-31
Vystar Corp
filed 2018-05-22
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Vystar Corporation’s quarterly report on Form 10–Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 21, 2018 is solely to amend the certifications pursuant to Item 601(b)(31)(i) of Regulation S-K.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the date of the Form 10-Q.

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

VYSTAR CORPORATION

Date: May 22, 2018	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director