Form 10-Q
period 2018-06-30
Vystar Corp
filed 2018-08-20
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, there were 250,633,072 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2018

Part I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$414,363	$13,502
Accounts receivable	9,354	3,963
Inventories	507,897	—
Prepaid expenses	130,172	166,091
Total current assets	1,061,786	183,556
Property and equipment, net	314,606	—
Other assets:
Intangible assets, net	2,295,102	123,882
Total assets	$3,671,494	$307,438
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Related party line of credit	$—	$1,499,875
Accounts payable	540,576	468,906
Accrued stock based compensation	360,525	19,355
Shareholder and contingently convertible notes payable - current maturities	100,000	674,990
Accrued expenses and interest payable	181,892	294,995
Total current liabilities	1,182,993	2,958,121
Long-term liabilities:
Loan payable Fidelity Bank	500,000	—
Related party loan	1,499,875	—
Shareholder and contingently convertible notes payable - net of current maturities	613,519	206,683
Total long-term liabilities	2,613,394	206,683
Total liabilities	3,796,387	3,164,804

Stockholders’ deficit:
Preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.0001 par value, 600,000,000 shares authorized; 235,633,072 and 132,809,218 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23,563	13,280
Additional paid-in capital	30,125,630	25,128,476
Accumulated deficit	(30,274,087)	(27,999,123)
Total stockholders’ deficit	(124,893)	(2,857,366)
Total liabilities and stockholders’ deficit	$3,671,494	$307,438

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$59,029	$3,087	$62,973	$6,323

Cost of revenue	19,044	6,610	68,465	10,220

Gross profit (loss)	39,985	(3,523)	(5,492)	(3,897)

Operating expenses:
General and administrative, including non-cash share-based compensation of $185,204 and $32,977 for the three months ended June 30, 2018 and 2017, respectively and $1,611,911 and $214,502 for the six months ended June 30, 2018 and 2017, respectively.	729,510	255,811	2,492,959	536,592
Total operating expenses	729,510	255,811	2,492,959	536,592

Loss from operations	(689,525)	(259,334)	(2,498,451)	(540,489)

Other income (expense):
Other income	326,237	—	326,237	—
Interest (expense)	(61,302)	(42,728)	(102,750)	(85,271)

Total other income (expense), net	264,935	(42,728)	223,487	(85,271)

Net loss	$(424,590)	$(302,062)	$(2,274,964)	$(625,760)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	171,550,328	119,854,369	171,765,798	119,854,369

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,274,964)	$(625,760)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	1,611,911	214,502
Allowance for uncollectible accounts receivable	—	—
Depreciation	26,394	—
Amortization of intangible assets	55,791	7,840
(Increase) decrease in assets:
Accounts receivable	(5,391)	15,589
Inventories	(304,306)	—
Prepaid expenses	43,419	2,434
Increase (decrease) in liabilities:
Accounts payable	71,670	4,336
Accrued compensation and expenses	81,287	36,331
Net cash used in operating activities	(694,189)	(344,728)

Cash flows from financing activities:
Proceeds of Fidelity Bank loan	500,000	—
Issuance of common stock, net of costs	—	374,500
Proceeds from the issuance of notes, net	595,050	—
Net cash provided by financing activities	1,095,050	374,500

Net increase in cash	400,861	29,772
Cash - beginning of period	13,502	36,282
Cash - end of period	$414,363	$66,054

Cash paid during the period for:
Interest	$59,568	$48,023

Non-cash transactions:
Purchase of tangible and intangible assets	$2,786,602	$—
Shareholder Notes Converted to Common Stock	784,173	55,470
Shares issued for accrued compensation	1,125,000	—
Total non-cash transactions	$4,695,775	$55,470

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Vystar Corporation (“Vystar”, the “company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Our global multi-patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex® NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others.

Vystar has expanded into the consumer arena with an introduction into mattresses, mattress toppers and pillows aligning with key foam manufacturers, mattresses, toppers, pillow producers, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based NHS Holdings, LLC (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for domestic, European and Asian manufacturers. As of April 18, 2018 Vystar reacquired its distribution rights from NHS and purchased NHS’s inventory and related assets and began selling and distributing the Vytex® NRL products itself. (See Note 9)

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements (“the financial statements”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the periods ended June 30, 2018 and 2017.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for valuation of intangible assets acquired, realization and valuation of inventories and fair values of share-based compensation.

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

Loss Per Share

Because the Company reported a net loss for the six-month periods ended June 30, 2018 and 2017, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same. Excluded from the computation of diluted loss per share were options outstanding to purchase 7,298,271 shares and 9,718,271 shares of common stock for the six months ended June 30, 2018 and 2017, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,861,924 and 18,084,609 shares of common stock for the six months ended June 30, 2018 and 2017, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Acquisition of Assets

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable intangible assets is based on valuations that use information and assumptions provided by management. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including, legal, accounting, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired assets are included in the financial statements from the acquisition date.

Inventories

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of foam slabs and is carried at the lower of cost or market (net realizable value), using first-in, first-out method. As of June 30, 2018, the Company had approximately $508,000 in finished goods inventory. At December 31, 2017 there was no inventory.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed statements of operations, balance sheet, and cash flows as of and for the six months ended June 30, 2018.

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of finished goodss to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The were no estimated reserve for sales returns and allowances at June 30, 2018 and December 31, 2017, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Included in general and administrative expenses is approximately $33,000 and $11,000 for the six months ended June 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2018 approximate market interest rates for the respective borrowings.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilitits from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with down round features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. We adopted this ASU on January 1, 2018 and the impact on our financial statements will depend on the facts and circumstances of any specific future transactions.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 3	LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2018, the Company had cash of $414,000 and a deficit in working capital of approximately $125,000.  Further, at June 30, 2018, the accumulated deficit amounted to approximately $30 million.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient revenues from our recent acquisitions in the second quarter of 2018 and financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from the sale of Vytex NRL products, Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders, raising capital through private placements of capital stock and debt.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and services; revenue from the sale of Vytex NRL products; and competing technological developments. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

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

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment, net consists of:

	June 30,	December 31,
	2018	2017
Tooling & testing equipment	$319,000	$—
Warehouse equipment	22,000	—
Furniture and fixtures	8,522	8,522
	349,522	8,522
Accumulated depreciation	(34,916)	(8,522)
Property and equipment, net	$314,606	$—

Depreciation for the six months ended June 30, 2018 was $26,394. There was no depreciation for the six months ended June 30, 2017.

NOTE 5	INTANGIBLE ASSETS

Intangible consists of the following as of June 30, 2018:

		Accumulated		Estimated Life
	Gross	Amortization	Net	(in years)
Customer relationships	$250,000	$10,417	$239,583	5
Reacquired distribution rights	481,341	—	481,341
Website	156,000	4,875	151,125	4
FDA Certification	650,000	16,250	633,750	5
Patents	438,551	135,521	303,030	6
Drawings, mechanical engineering and software	214,670	5,367	209,303	5
Tradename and brand	284,072	7,102	276,970	5
Intangible Assets, net	$2,474,634	$179,532	$2,295,102

Patents represent legal and other fees associated with the registration of patents. The Company has multiple patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Amortization expense for the six months ended June 30, 2018 and 2017 was $55,791 and $7,840, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2019	2020	2021	2022	2023	Thereafter
Intangible assets	$365,947	$365,947	$365,947	$361,072	$288,038	$66,810

NOTE 6	NOTES PAYABLE AND LOAN FACILITY

Related Party Line Loan (CMA Note Payable)

On November, 2, 2012, the Company executed a note with CMA Investments, LLC, a related party and a Georgia limited liability company (“CMA”), a line of credit with a principal amount of $1,500,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company (“CMA directors”) were initially the members. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at June 30, 2018), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2018 was 7.15%. There are no available borrowings under the CMA note at June 30, 2018. The Company entered into a settlement agreement with CMA Investments, LLC in July 2018 (see note 11).

During the six months ended June 30, 2018, the Company recorded approximately $120,000 of interest expense and at June 30, 2018, had approximately $20,000 accrued on the CMA note.

Fidelity Bank Note Payable

During the six months ended June 30, 2018 certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit with Fidelity Bank. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033.

Shareholder and Contingent Convertible Notes Payable

The following table summarizes the shareholder and contingent convertible notes payable:

	June 30,	December 31,
	2018	2017
Shareholder and contingent convertible notes	$732,563	$881,673
Accrued interest	18,260	294,995
Total notes and accrued interest	750,823	1,176,668

Less - Debt discount	(19,044)	—
- Accrued interest	(18,260)	(294,995)
- Current maturities	(100,000)	(674,990)

Total long-term debt	$613,519	$206,683

From January 1, 2018 and through the date of these financial statements, the Company has issued certain contingent convertible promissory notes in varying amounts, in the aggregate of $466,500. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingent convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes ranges from $0.05 to $0.08 per share, subject to adjustment as provided therein. If the total outstanding balance of the contingent convertible notes were convertible as of June 30, 2018, they would have been convertible into approximately 27 million shares of the Company’s common stock. No derivative liability has been recorded as of June 30, 2018, as conversion is contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense.

In connection with the issuance of one of the contingent convertible notes, the Company issued a warrant to purchase 286,875 shares of the Company’s common stock. The exercise term of the warrant is at any time on or after the six (6) month anniversary or prior to the five (5) year anniversary of the related note (February 2023). The exercise price of the warrant is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC815.

Other than the contingent convertible notes disclosed above, such notes are (i) unsecured, (ii) bear interest at an annual rate ranging from five percent (5%) to twelve percent (12%) per annum, and (iii) are contingently convertible at the Company’s option based on potential future events into shares of common stock. During the quarter ended June 30, 2018 approximately $1,134,000 of these notes and accrued interest were converted to approximately 22,686,000 shares of common stock resulting in a gain of approximately $340,000 of which approximately $203,000 was from related parties and has been recorded as additional paid-in capital.

NOTE 7	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On June 30, 2016, the Company issued 997,466 common shares as compensation under the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013, as amended in February 2014, as amended in June 2016. On April 27, 2018, 7,500,000 shares were issued under the same agreement, as amended January 3, 2018. The Company recorded an expense of $375,000 for these shares. In addition, the Company accrued approximately $150,000, which approximates the fair value of the additional common stock compensation earned during 2018, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). This agreement will remain in force unless terminated by either party after twelve months from the date of the agreement, upon thirty days prior written notice to the other party. Also, $175,000 has been recorded in accounts payable for back-pay due to Blue Oar as of December 31, 2017.

On April 27, 2018, the Company issued 300,000 common shares as compensation under the Company’s Business Development Agreement with Designcenters.com with an effective date of January 3, 2018. The Company recorded an expense of $15,000 for these shares. In addition, the Company accrued approximately $110,500, which approximates the fair value of the additional common stock compensation, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). The terms of this agreement will remain in force unless terminated by either party after six months from the effective date, upon thirty days prior written notice to the other party.

On April 27, 2018, the Company issued 11,000,000 common shares as a signing bonus under an employment agreement to the CEO Steven Rotman with an effective date of January 3, 2018. The Company recorded an expense of $385,000 for these shares.

On April 27, 2018, the Company issued 3,721,408 common shares as compensation under the Company’s Business Development Agreement with Anchor Group, LLC with an effective date of January 3, 2018. The Company recorded an expense of $165,000 for these shares. In addition the Company accrued approximately $120,000, which approximates the fair value of the additional common stock, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). The terms of this agreement will remain in force unless terminated by either party after six months from the effective date, upon thirty days prior written notice to the other party.

From January 1, 2018 to February 9, 2018, the Company issued Convertible Promissory Notes (the “Notes”) for contract work performed by other entities, and in lieu of salary and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible by the Company post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

In addition the following notes are convertible after six months from the issue date:

	Face	Interest		Net Cash
Issue Date and Name	Amount	Rate	Maturity	Proceeds
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500
Feb 14, 2018 Power Up	85,000	12%	Feb 14, 2019	82,000
May 23, 2018 Power Up	83,000	12%	May 23, 2019	80,000
Jun 25, 2018 Power Up	68,000	12%	Jun 25, 2019	65,000

As of August 17, 2018, neither EMA, Auctus or FirstFire have chosen to enact their choice to convert their debt to stock.

On February 5, 2018, the Company issued 1,500,000 shares under the terms of a Consulting Agreement dated January 26, 2018 to STILLH20s Financial, LLC. The shares were valued at $150,000 (based on the value of the shares on the measurement date and expensed during the three months ended March 31, 2018).

On April 9, 2018, the Company issued 428,571 shares under the terms of a Consulting Agreement dated April 9, 2018 to vSource1 Capital Corporation. The shares were valued at $15,000 (based on the value of the shares on the measurement date and expensed during the three months ended June 30, 2018).

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

At June 30, 2018, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $70,476 and could be converted into 4,175,121 shares of common stock, at the option of the holder.

At December 31, 2017, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $63,600 and could be converted into 4,037,977 shares of common stock, at the option of the holder.

NOTE 8	SHARE-BASED COMPENSATION

GAAP requires share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $1,611,911 and $214,502 of stock-based compensation expense for the six-month period ended June 30, 2018 and 2017, respectively, including shares to be issued related to employee and board member stock options and common stock and warrants issued to non-employees.  As of June 30, 2018, $135,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the six months ended June 30, 2018:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2018, there were 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of June 30, 2018. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six-month period ended June 30, 2018. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding, December 31, 2017	7,748,271	$0.16	4.43

Granted	—

Exercised	—

Expired	450,000	$0.68

Outstanding, June 30, 2018	7,298,271	$0.13	4.10

Exercisable, June 30, 2018	5,383,271	$0.19	5.29

The aggregate intrinsic value of the options outstanding at June 30, 2018 were approximately $2,000.

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2017	14,699,582		$0.10	6.10

Exercisable, December 31, 2017	14,699,582

Granted	286,875	—	$0.40	4.92

Exercised	—	—	—

Forfeited	—	—	—

Expired	(124,533)	—	$0.90

Outstanding, June 30, 2018	14,861,924		$0.11	5.04

Exercisable, June 30, 2018	14,861,924		$0.11	5.04

NOTE 9	ASSET PURCHASE

NHS Holdings, LLC

The Company issued 27,769,500 shares of its restricted common stock valued at approximately $972,000 based on the closing price of the Company’s common stock on April 18, 2018 in exchange for certain assets of NHS Holdings, LLC (NHS), the exclusive U.S. distributorship of Vystar’s Vytex® virtually allergen-, VOC-, and odor-free natural rubber latex (NRL) foam. All shares of restricted common stock issued inconjuction with this transaction will be held in escrow for a minimum of six months to secure certain potential indemnification obligation of NHS. Such shares will be voted by NHS while they are held in escrow.

As the exclusive global distributor of Vytex® in the home furnishing goods market, NHS worked extensively with NRL producers to create Vytex® foam products for the bedding industry. NHS was instrumental in introducing these products to manufacturers for use in mattresses, pillows and other bedding products. In addition, NHS was the non-exclusive, global distributor of products in other industries utilizing the Vytex® NRL process. Reacquiring the Vytex® distribution rights from NHS is expected to stimulate sales by lowering the cost of Vytex® to the manufacturer as a result of eliminating the middleman which will allow the Company to realize the entire gross margin on the sale rather than a 7% royalty on the cost of the product to NHS previously provided in the distribution agreement.

The following summarizes the transaction with NHS Holdings, LLC at closing on April 18, 2018:

Cash	$15,000

Inventory	203,591

Property and equipment	22,000

Intangible assets	731,341

Total assets	$971,932

Net purchase (fair value of common stock issued)	$971,932

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the reacquired distribution rights, customer relationships, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The preliminary establishment of the allocation to identifiable intangible assets required extensive use of financial information and management’s best estimate of fair value. The Company has preliminarily recorded the purchase price of the identified intangible assets and is, if applicable, amortizing such assets over their estimated useful lives of five years. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets may occur and these differences could have a material impact on the accompanying financial statements.

NHS Related Parties

NHS’s largest membership interest owners are also major investors and in some cases affiliates and/or reporting insiders of the Company. NHS major shareholders include:

●	Steven Rotman, President, CEO, and interim CFO of the Company and member of the Company’s Board of Directors

●	Dr. Keith Osborn, MD; member of the Company’s Board of Directors, orthopedic spine surgeon;

●	Dr. Bryan Stone, MD; member of the Company’s Board of Directors, nephrologists and CEO of Fluid Energy Conversion.

UV Flu Technologies, Inc.

Effective May 7, 2018, nine (9) shareholders of the Company, consented to purchase substantially all the assets of UV Flu Technologies, Inc., a Nevada corporation (“UV Flu”). The consents were submitted pursuant to Rule 14(a)-2(b) (2) promulgated under the Securities and Exchange Act of 1934, as amended. Such Rule provides that other than certain proxy solicitation rules which were either complied with or were otherwise not applicable to the consents submitted to the Company, the proxy solicitation rules set forth in SEC Regulation 14A do not apply to “[any] solicitation made otherwise than on behalf of the registrant where the total number of persons being solicited is not more than ten.” The Company has been presented with written consents which include (a) an approved form of Asset Purchase Agreement between the Company and UV Flu with respect to the purchase of substantially all the assets of UV Flu. The Common Stock held by the consenting shareholders totaled 118,211,379 shares or approximately 52.8% of the total outstanding shares of Common Stock of the Company.

Pursuant to the Asset Purchase Agreement, the purchase of substantially all assets of UV Flu was consummated on May 7, 2018. Vystar acquired all UV Flu intellectual property & two patents, product lines, tooling, FDA clearances, research data, websites and other assets for the purchase price of $1,814,670 or 27,918,000 shares of Vystar restricted common stock which may not be assigned or sold by UV Flu for twelve months. Vystar will continue production of UV Flu product lines with Blue Ocean Innovation, Ltd., a world-class manufacturer. We anticipate that the first container of product will be completed by the end of August and received into inventory by mid-September. Vystar plans to sell RxAir residential units via online and retail channels.

Vystar is assembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to sales force, distribution and cash flow constraints.

All shares of restricted common stock issued to UV Flu at closing will be held for a minimum of one year before sale or distribution of such shares to the UV Flu shareholders and will be voted consistent with the vote of the Company’s other shareholders until such distribution.

The following summarizes the transaction with UV Flu at closing on May 7, 2018:

Property and equipment	$319,000

Intangible assets	1,495,670

Total assets	$1,814,670

Net purchase (fair value of common stock issued)	$1,814,670

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to the website, FDA Certification, Tradename and branding and the Company has preliminarily recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 4 to 6 years. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment. Accordingly, differences between these preliminay estimates and the final allocation to the intangible assets may occur and these differences could have a material impact on the accompanying financial statements.

The operations of UV Flu Technologies were not considered significant during the six months ended June 30, 2018.

NOTE 10	RELATED PARTY TRANSACTIONS

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Design Centers provides bookkeeping services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity (see Note 7).

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity (see Note 7).

CMA Investments, LLC

This entity has an outstanding note payable from the Company (See Note 6).

NOTE 11	SUBSEQUENT EVENTS

CMA Investments, LLC

The holders of CMA Investments, LLC, certain members of which are related parties to the Company, agreed, as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the debt for the next six months.

●	The Company issued 15 million shares in escrow which CMA could start to sell at the end of the six month period, noted above, at their discretion to bring down the debt over the next four years. In the event that the total value received upon the sale of the shares was less than the total obligation the Company shall either issue addditional shares or pay in cash the shortfall.

●	This debt is now considered long-term.

Peak One Opportunity Fund, L.P.

The Company entered into a financing agreement with Peak One Opportunity Fund, L.P. to receive $435,000 of Original issue discount notes in three issuances as follows:

1.	July 17, 2018 principal $85,000 interest rate discounted by 10% and $5,000 for legal fees for a net of $71,500 due one year from the funding date. The Company has the option of receiving two additional amounts sixty days apart;

2.	September 14, 2018 $150,000 principal $135,000 net;

3.	November 13, 2018 a final $200,000 principal $180,000 net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The foundations laid in the first quarter led to a very productive second quarter for Vystar. The company completed two asset purchases, keeping with management’s promise to grow through acquisitions, both of which will have a significant future positive impact on revenues. Vystar expanded retail and wholesale product offerings where higher margins exist, on the company’s patented Vytex latex.

The company added approximately one hundred new SKU’s in new density toppers as well as the new “Vytex Cloud” pillow line. In addition, the company made substantial headway on its new Bed-In-Box line “Symbol Vytex Cloud”. Management believes this product category will yield substantial new revenues and profits in the near and long term becoming a major revenue component of Vystar. The mattresses being produced in the USA will be ready for sale within the next few weeks. We are capable of high speed production and management sees no barrier to ramping sales. Management believes our product offerings in this category to be better priced and made of higher quality materials than any of the competition in this space, providing current and increased future revenues. The websites Vytexbed.com and Vytexcloud.com should be ready to launch in the next week and will include Vytex mattress toppers as well as our new pillows. We have also added some enhanced tools to our sites such as, integrated shipping and tracking software improving the customer’s experience.

We made excellent progress on the “RXAIR” air purifiers, manufacturing is under way and the first of four containers will be shipping in the next few weeks. We made some modifications to the unit; higher quality bulbs, an additional upsell replacement cartridge that will last two years vs. one, and error checking software allowing us to better service our customers. The new RXAIR.com website is ready and a significant addition to our online sales intellectual property.

Management also spent considerable time and resources strengthening the balance sheet. Cash increased year over year from $63,000 to $414,000, inventories went from $0 to $508,000, total current assets increased from $155,000 to over $1,062,000. Management was successful with the help of major shareholders in eliminating $1.1 million in long term shareholder debt and an additional $1.5 million in other debt (listed as a subsequent event).  Revenues increased 1800% and gross profits were up 1200%. SGA and net loss grew due to the increase in staff and costs associated with the acquisitions and product development.

During the second quarter the Company focused on shoring up the Vytex raw material supply and distribution chain, further announcements will be made near-term on these products and collaborations. Management also undertook an extensive review of its patent portfolio. Vystar’s Issued Patents include – 16 issued patents in 12 countries; 4 Issued U.S. Patents, 12 Issued Foreign Patents in 11 Countries; (1 Austria, 1 China, 1 Germany, 1 Guatemala, 1 Hong Kong, 2 India, 1 Indonesia, 1 Japan, 1 Malaysia, 1 South Africa, and 1 U.K.) We have additional patents pending in Thailand. This is a significant asset for Vystar and the company in concert with its attorneys are developing a strategy to stop infringement and expand licensing of our IP. Management believes Vytex is in a unique market position. To make cleaner virtually allergy free latex there are two other methods outside of Vytex; both are commercially much more expensive and lead to approximately a 30% loss of the important rubber content when compared to Vytex. This translates in a much weaker and more expensive product than Vytex.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2018 with the three months ended June 30, 2017

		Three Months Ended June 30,
	2018	2017	$ Change	% Change
		CONSOLIDATED
Revenue, net	$59,029	$3,087	$55,942	1812.2%
Cost of revenue	19,044	6,610	12,434	188.1%
Gross profit (loss)	39,985	(3,523)	43,508	1235.0%
Operating expenses:
General and administrative	729,510	255,811	473,699	185.2%
Total operating expenses	729,510	255,811	473,699	185.2%
Loss from operations	(689,525)	(259,334)	(430,191)	165.9%
Other income	326,237	—	326,237	100.0%
Interest (expense)	(61,302)	(42,728)	(18,574)	43.5%
Total other income (expense)	264,935	(42,728)	307,663	720.1%

Net loss	$(424,590)	$(302,062)	$(122,528)	40.6%

Revenues

Revenues for the three months ended June 30, 2018 and 2017 from the Company were $59,029 and $3,087 respectively, for an increase of $55,942 or 1812.2%. The increase in revenues was due to the sale of Vytex foam toppers related to the asset purchase of NHS.

For the Company, gross profit/loss improved from a loss of ($3,523) for the period ended June 30, 2017 to a profit of $39,985 for the period ended June 30, 2018, an increase of $43,508 or 1,235%. Cost of revenue for the three months ended June 30, 2018 and 2017 was $19,044 and $6,610, respectively, an increase of $12,434 or 188.1%. The increase in cost of revenue was due to the cost of purchasing Vytex product.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $729,510 and $255,811 for the three months ended June 30, 2018 and 2017, respectively, for an increase of $473,699 or 185.2%. These items included patents, latex consultants, accounting fees, employee expenses. This was the result of an increase in third-party contracted expenses and accounting fees, primarily to be paid-in stock compensation.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2018 consisted of interest expense of $61,302 and forgiveness of debt income of $326,237. This compares to net interest expense of $42,728 for the three months ended June 30, 2017. The forgiveness of debt income was derived from the conversion of shareholder notes to common stock and credits received on accrued professional fees.

Net Loss

Net loss was $424,590 and $302,062 for the three months ended June 30, 2018 and 2017, respectively, an increase of $122,528 or 40.6%. The increase in the net loss was primarily attributable to general and administrative expenses related to the stock-based compensation to consultants and employees from the management transition but was partially offset by the forgiveness of debt income.

Comparison of the six months ended June 30, 2018 with the six months ended June 30, 2017

		Six Months Ended June 30,
	2018	2017	$ Change	% Change
		CONSOLIDATED
Revenue, net	$62,973	$6,323	$56,650	895.9%
Cost of revenue	68,465	10,220	58,245	569.9%
Gross loss	(5,492)	(3,897)	(1,595)	40.9%

Operating expenses:
General and administrative	2,492,959	536,592	1,956,367	364.6%
Total operating expenses	2,492,959	536,592	1,956,367	364.6%

Loss from operations	(2,498,451)	(540,489)	(1,957,962)	362.3%

Other income	326,237	—	326,237	100.0%
Interest (expense)	(102,750)	(85,271)	(17,479)	20.5%
Total other income (expense)	223,487	(85,271)	308,758	362.1%

Net loss	$(2,274,964)	$(625,760)	$(1,649,204)	263.6%

Revenues

Revenues for the six months ended June 30, 2018 and 2017 from the Company were $62,973 and $6,323 respectively, for an increase of $56,650 or 895.9%. The increase in revenues was due to the sale of Vytex foam toppers related to the asset purchase of NHS.

For the Company, gross loss increased from ($3,897) for the period ended June 30, 2017 to ($5,492) for the period ended June 30, 2018, an increase of $1,595. Cost of revenue for the six months ended June 30, 2018 and 2017 was $68,465 and $10,220, respectively an increase of $58,245 or 569.9%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $2,492,959 and $536,592 for the six months ended June 30, 2018 and 2017, respectively, for an increase of $1,956,367 or 364.6%. These items included patents, latex consultants, accounting fees, employee expenses. This was the result of an increase in third-party contracted expenses and accounting fees, primarily to be paid-in stock compensation.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2018 consisted of interest expense of $102,750 and forgiveness of debt income of $326,237. This compares to net interest expense of $85,271 for the six months ended June 30, 2017. The forgiveness of debt income was derived from the conversion of shareholder notes to common stock and credits received on accrued professional fees.

Net Loss

Net loss was $2,274,964 and $625,760 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,649,204 or 263.6% in the net loss. The increase in the net loss was primarily attributable to the increase in general and administrative expenses related to the stock-based compensation to consultants and employees increased from the management transition.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At June 30, 2018, the Company had cash of $414,363 and a deficit in working capital of $121,207.  Further, at June 30, 2018, the accumulated deficit amounted to $30,274,087.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the six months ended June 30, 2018 and 2017, net cash used in operations was $694,189 and $344,728 respectively. The negative cash flow from operations for the six months ended June 30, 2018 resulted primarily from the net loss of $2,274,964 primarily attributable to our non-cash share-based compensation expense of $1,611,911. The negative cash flow for the six months ended June 30, 2017 resulted primarily from the net loss of $625,760, offset by non-cash charges related to non-cash share-based compensation expense of $214,502.

There was no cash investing activity during the six months ended June 30, 2018 and 2017.

Net cash provided by financing activities for the six months ended June 30, 2018 was $500,000 in proceeds from a loan from Fidelity Bank and $595,050, net in new loans from investors. Net cash provided by financing activities for the six months ended June 30, 2017 was $374,500 from the sale of common stock.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended June 30, 2018 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2018 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2018. Such conclusion was reached based on the following material deficiencies noted by management:

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

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the six months ended June 30, 2018, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2017 through June 30, 2018 the Company issued:

●	24,449,979 shares in connection with consulting services at approximately $0.036 per share for $881,672,

●	27,918,000 shares in connection with the purchase of the assets of UV Flu at $0.065 per share for $1,814,670,

●	27,769,500 shares in connection with the purchase of the assets of NHS at $0.035 per share for $971,932,

●	22,686,375 shares in connection with the conversion of various shareholder loans at approximately $0.035 per share for $794,023,

(b)       Stock Option Grants

None during the period.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 20, 2018	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Interim Chief Financial Officer and Director

