Form 10-Q
period 2018-09-30
Vystar Corp
filed 2018-11-19
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, there were 312,257,582 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended September 30, 2018

Part I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash	$191,192	$13,502
Accounts receivable	83,117	3,963
Inventories	432,456	—
Prepaid expenses	160,950	166,091
Total current assets	867,715	183,556
Property and equipment, net	311,141	—
Other assets:
Intangible assets, net	2,228,663	123,882
Total assets	$3,407,519	$307,438
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party line of credit	$—	$1,499,875
Accounts payable	585,287	468,906
Accrued stock based compensation	421,051	19,355
Shareholder, convertible and contingently convertible notes payable, net of debt discount - current maturities	404,297	674,990
Accrued expenses and interest payable	146,750	294,995
Derivative and warrant liabilities	296,241	—
Total current liabilities	1,853,626	2,958,121
Long-term liabilities:
Loan payable Fidelity Bank	500,000	—
Related party loan payable	1,499,875	—
Shareholder, convertible and contingently convertible notes payable - net of current maturities	95,000	206,683
Total long-term liabilities	2,094,875	206,683
Total liabilities	3,948,501	3,164,804

Stockholders' deficit:
Preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at September 30, 2018 and December 31, 2017	1	1
Common stock, $0.0001 par value, 600,000,000 shares authorized; 272,969,463 and 132,809,218 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	27,297	13,280
Additional paid-in capital	30,751,118	25,128,476
Accumulated deficit	(31,319,398)	(27,999,123)
Total stockholders' deficit	(540,982)	(2,857,366)
Total liabilities and stockholders' deficit	$3,407,519	$307,438

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$187,543	$5,400	$250,516	$11,723

Cost of revenue	182,937	4,775	251,402	15,800

Gross profit (loss)	4,606	625	(886)	(4,077)

Operating expenses:
General and administrative, including non-cash share-based compensation of $115,072 and $242,038 for the three months ended September 30, 2018 and 2017, respectively and $1,726,983 and $427,998 for the nine months ended September 30, 2018 and 2017, respectively.	477,705	331,807	2,970,664	860,589

Loss from operations	(473,099)	(331,182)	(2,971,550)	(864,666)

Other income (expense):
Other income	—	78,513	326,237	78,513
Interest (expense)	(476,847)	(43,710)	(579,597)	(128,943)
Change in fair value of derivative liabilities	(95,365)	—	(95,365)	—

Total other income (expense), net	(572,212)	34,803	(348,725)	(50,430)

Loss from continuing operations	(1,045,311)	(296,379)	(3,320,275)	(915,096)

Income from discontinued operations	—	47,229	—	42,382

Net loss	$(1,045,311)	$(249,150)	$(3,320,275)	$(872,714)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	239,105,306	127,657,923	194,316,108	122,514,759

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,320,275)	$(872,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,726,983	427,998
Depreciation	29,859	—
Amortization of intangible assets	126,653	11,760
Amortization of debt discount	281,814	—
Change in fair value and excess fair value of derivative liabilities	242,788	—
(Increase) decrease in assets:
Accounts receivable	(79,154)	11,930
Inventories	(228,865)	—
Prepaid expenses	5,141	(15,487)
Increase (decrease) in liabilities:
Accounts payable	116,381	(31,159)
Accrued compensation and expenses	27,238	53,541
Net cash used in operating activities	(1,071,437)	(414,131)

Cash flows from investing activities:
Patent and trademark fees	(4,423)	—
Cash flows from financing activities:
Proceeds of Fidelity Bank loan	500,000	—
Issuance of common stock, net of costs	—	384,500
Proceeds from the issuance of notes, net	753,550	—
Net cash provided by financing activities	1,253,550	384,500

Net increase (decrease) in cash	177,690	(29,631)
Cash - beginning of period	13,502	36,282
Cash - end of period	$191,192	$6,651

Cash paid during the period for:
Interest	$93,540	$73,875

Non-cash transactions:
Purchase of tangible and intangible assets with common stock	$2,786,602	$—
Shareholder notes and accrued interest converted to common stock	1,029,581	55,470
Shares issued for accrued compensation	1,125,000	214,167
Derivatives issued as debt discount	419,559	—
Reclass of derivative liabilities to additional paid-in capital	340,616	—

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Vystar has expanded into the consumer arena with an introduction into mattresses, mattress toppers and pillows aligning with key foam manufacturers, producers of mattresses, toppers and pillows, and furniture stores in specific areas of the Unites States. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based NHS Holdings, LLC (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. In September 2016, the Vystar Board of Directors voted to end the January 2015 NHS agreement and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses, the need for local warehousing, and access to container loads of foam cores and pillows for domestic, European and Asian manufacturers. As of April 18, 2018, Vystar reacquired its distribution rights from NHS and purchased NHS's inventory and related assets and began selling and distributing the Vytex® NRL products itself. (See Note 10)

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements (“the financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted.  These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC").  In the opinion of Vystar management, these financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the periods ended September 30, 2018 and 2017.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for valuation of intangible assets acquired, realization and valuation of inventories and fair values of derivatives and share-based compensation.

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

Loss Per Share

Because the Company reported a net loss for the nine-month periods ended September 30, 2018 and 2017, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.  Excluded from the computation of diluted loss per share were options outstanding to purchase 7,498,271 shares and 8,298,271 shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, as their effect would be anti-dilutive.  Warrants to purchase 14,831,069 and 16,469,582 shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Inventories

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of foam toppers, mattresses and pillows and is carried at the lower of cost or market (net realizable value), using first-in, first-out method.  As of September 30, 2018, the Company had approximately $432,000 in finished goods inventory. At December 31, 2017 there was no inventory.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed statements of operations, balance sheet, and cash flows as of and for the nine months ended September 30, 2018.

Our principal activities from which we generate our revenue are product sales.

Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of finished goods to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There were no estimated reserves for sales returns and allowances at September 30, 2018 and December 31, 2017, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Included in general and administrative expenses is approximately $52,000 and $3,000 for the nine months ended September 30, 2018 and 2017, respectively and $18,000 and $2,000 for the three months ended September 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and shareholder notes payable.  The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at September 30, 2018 approximate market interest rates for the respective borrowings.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company's condensed financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) ("ASU 2017-07"), to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with down round features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed financial statements and related disclosures.

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

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow from operations since its inception.  At September 30, 2018, the Company had cash of $191,000 and a deficit in working capital of approximately $986,000.  Further, at September 30, 2018, the accumulated deficit amounted to approximately $31 million.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient revenues from our recent acquisitions in the second quarter of 2018 and financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from the sale of Vytex NRL products, Vytex division license fees, our credit facility, stock warrant exercises from existing shareholders and raising capital through private placements of capital stock and debt.

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

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment, net consists of:

	September 30,	December 31,
	2018	2017
Tooling and testing equipment	$319,000	$—
Warehouse equipment	22,000	—
Furniture and fixtures	8,522	8,522
	349,522	8,522

Accumulated depreciation	(38,381)	(8,522)

Property and equipment, net	$311,141	$—

Depreciation for the nine and three months ended September 30, 2018 was $29,859 and $3,465 respectively. There was no depreciation for the nine or three months ended September 30, 2017.

NOTE 5	INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period (in years)
Amortized intangible assets
Customer relationships	$250,000	$22,917	$227,083	5
Website	156,000	14,625	141,375	4
FDA Certification	650,000	48,750	601,250	5
Patents	440,294	148,001	292,293	6 - 20
Drawings, mechanical engineering and software	214,670	16,101	198,569	5
Total Amortized Intangibles	1,710,964	250,394	1,460,570

Indefinite-lived intangible assets
Reacquired distribution rights	481,341	—	481,341
Tradename and brand	286,752	—	286,752
Total Intangible Assets	$2,479,057	$250,394	$2,228,663

Patents represent legal and other fees associated with the registration of patents.  The Company has multiple patents with the United States Patent and Trade Office (USPTO), as well as many international PCT (Patent Cooperation Treaty) patents.

Amortization expense for the three months ended September 30, 2018 and 2017 was $70,862 and $3,920, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $126,653 and $11,760, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

	2019	2020	2021	2022	2023	Thereafter

Intangible assets	$310,947	$310,947	$310,947	$296,322	$184,129	$47,278

NOTE 6	NOTES PAYABLE AND LOAN FACILITY

Related Party Line Loan (CMA Note Payable)

On November, 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at September 30, 2018), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the nine months ended September 30, 2018 was 7.99%. There are no available borrowings under the CMA note at September 30, 2018.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the debt for the next six months.

●	The Company issued 15 million shares in escrow which CMA could start to sell at the end of the six month period, at their discretion to bring down the debt over the next four years. In the event that the total value received upon the sale of the shares was less than the total obligation the Company shall either issue additional shares or pay in cash the shortfall.

●	This debt is now considered long-term.

During the nine and three months ended September 30, 2018, the Company recorded approximately $90,000 and $30,000 respectively of interest expense and at September 30, 2018, approximately $9,000 is included in accrued expenses and interest payable. During the nine and three months ended September 30, 2017, the Company recorded approximately $72,000 and $25,000 respectively of interest expense and at September 30, 2017, approximately $8,000 is included in accrued expenses and interest payable.

Fidelity Bank Note Payable

During the nine months ended September 30, 2018 certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30,	December 31,
	2018	2017
Shareholder, convertible and contingently convertible notes	$860,669	$881,673
Accrued interest	25,307	294,995
Total notes and accrued interest	885,976	1,176,668

Less - Accrued interest	(25,307)	(294,995)
- Debt discount	(180,686)	—
- Current maturities	(584,983)	(674,990)
Long-term portion	$95,000	$206,683

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible and contingently convertible promissory notes in varying amounts, in the aggregate of $607,500. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingently convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. If the total outstanding balance of the contingent convertible notes were convertible as of September 30, 2018, they would have been convertible into approximately 26 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $541,492, debt discount of $394,069 and interest expense related to the excess fair value of $147,423 upon the date such notes became convertible.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants range from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC815.

Peak One Opportunity Fund, L.P.

During the quarter the Company entered into a financing agreement with Peak One Opportunity Fund, L.P. to receive $435,000 of original issue discount notes in three tranches as follows:

1.	July 17, 2018 principal $85,000 with an imputed interest rate of 6%, discounted by 10% and $5,000 for legal fees for a net of $71,500 due three years from the funding date. The Company has the option of receiving two additional amounts ninety days apart;
2.	September 14, 2018 $150,000 principal $135,000 net
3.	November 13, 2018 a final $200,000 principal $180,000 net.

Peak One is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date. An initial derivative liability of $130,769 was recorded for this note.

As of November 16, 2018, only the first tranche had been received and none of it had been converted to stock.

Crown Bridge Partners, LLC

During the quarter the Company entered into a financing agreement with Crown Bridge Partners, LLC to receive $100,000 of original issue discount notes in two tranches as follows:

1.	August 6, 2018 principal $50,000 bearing interest at 8%, discounted by 10% and $2,000 for legal fees for a net of $43,000 due one year from the funding date;
2.	The remaining tranche may be funded at the holder's discretion.

Crown Bridge is entitled to convert the note into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion. An initial derivative liability of $51,282 was recorded for this note.

As of November 16, 2018, only the first tranche had been received and none of it had been converted to stock.

In addition, the following notes are convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$24,640
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	58,850
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	62,375
May 23, 2018 Power Up	83,000	12%	May 23, 2019	80,000	—
Jun 25, 2018 Power Up	68,000	12%	Jun 25, 2019	65,000	—

During the three months ended September 30, 2018 approximately $230,000 of the convertible notes and approximately $15,000 of accrued interest were exchanged for approximately 37,336,000 shares of common stock. In addition, approximately $75,000 of the notes have been subsequently converted to approximately 24,288,000 of common stock.

Shareholder Notes

From January 1, 2018 to February 9, 2018, the Company issued contingently convertible promissory notes (the “Notes”) for contract work performed by other entities, and in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company's option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

NOTE 7	DERIVATIVE LIABILITIES

As of September 30, 2018, the Company had a $296,241 derivative liability balance on the balance sheet and recorded a loss from derivative fair value adjustments of $95,365 during the nine months ended September 30, 2018. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company's balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The conversion feature is valued at the date the feature can be convertible which ranges from the issuance date of the note to 180 days after the issue date.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2018:

Fair Value of Embedded Derivative and Warrant Liabilities:

Balance, December 31, 2017	$—

Initial measurement of liabilities	541,492

Change in fair value	95,365

Reclassification due to conversion	(340,616)

Balance, September 30, 2018	$296,241
13

NOTE 8	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On June 30, 2016, the Company issued 997,466 common shares as compensation under the Company’s Business Development Agreement with Blue Oar Consulting, Inc. executed in March 2013 as amended in August 2013, as amended in February 2014, as amended in June 2016. On April 27, 2018, 7,500,000 shares were issued under the same agreement, as amended January 3, 2018. The Company recorded an expense of $375,000 for these shares. In addition, the Company accrued approximately $225,000, which approximates the fair value of the additional common stock compensation earned during 2018, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). This agreement will remain in force unless terminated by either party after twelve months from the date of the agreement, upon thirty days prior written notice to the other party. Also, $175,000 has been recorded in accounts payable during the current year for fees due to Blue Oar as of December 31, 2017. The balance due as of September 30, 2018 was $152,500.

On April 27, 2018, the Company issued 300,000 common shares as compensation under the Company’s Business Development Agreement with Designcenters.com with an effective date of January 3, 2018. The Company recorded an expense of $15,000 for these shares. In addition, the Company accrued approximately $116,000, which approximates the fair value of the additional common stock compensation, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). The terms of this agreement will remain in force unless terminated by either party after nine months from the effective date, upon thirty days prior written notice to the other party. During the three months ended September 30, 2018 the majority of Designcenters' compensation was paid in cash in lieu of shares (see Note 11).

On April 27, 2018, the Company issued 11,000,000 common shares as a signing bonus under an employment agreement to the CEO Steven Rotman with an effective date of January 3, 2018. The Company recorded an expense of $385,000 for these shares.

On April 27, 2018, the Company issued 3,721,408 common shares as compensation under the Company’s Business Development Agreement with Anchor Group, LLC with an effective date of January 3, 2018. The Company recorded an expense of $165,000 for these shares. In addition the Company accrued approximately $80,000, which approximates the fair value of the additional common stock, included in the terms of the agreement, on the measured dates (included in accrued stock based compensation on the condensed balance sheet). The terms of this agreement will remain in force unless terminated by either party after nine months from the effective date, upon thirty days prior written notice to the other party. During the three months ended September 30, 2018 the majority of Anchor Group's compensation was paid in cash in lieu of shares.

Other Shares Issued

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

At September 30, 2018, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $74,000 and could be converted into 4,244,829 shares of common stock, at the option of the holder.

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

In total, the Company recorded approximately $115,000 and $242,000 of stock-based compensation expense for the three-month period ended September 30, 2018 and 2017, respectively, and approximately $1,727,000 and $428,000 of stock-based compensation for the nine-month period ended September 30, 2018 and 2017, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees.  As of September 30, 2018, approximately $118,000 of unrecognized compensation expense related to non-vested share-based awards remains to be recognized over a period of approximately four years.

Options and Warrants

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the nine months ended September 30, 2018:

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

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2018, there were 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of September 30, 2018. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine-month period ended September 30, 2018. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding, December 31, 2017	7,748,271	$0.16	4.43

Granted	—

Exercised	—

Expired	(250,000)	$0.68

Outstanding, September 30, 2018	7,498,271	$0.13	4.10

Exercisable, September 30, 2018	5,383,271	$0.19	5.29

The aggregate intrinsic value of the options outstanding at September 30, 2018 was approximately $4,000.

Warrants

Warrants are issued to employees for expenses and for compensation in lieu of cash as well as to third parties as payment for services and in conjunction with the issuance of convertible notes and common stock. The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

2018
Expected Dividend Yield	0.00%

Expected Volatility in Stock Price	309.69%

Risk-Free Interest Rate	3.05%

Expected Life of Awards - Years	6.86

The following table represents the Company’s warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2017	14,699,582		$0.10	6.10

Exercisable, December 31, 2017	14,699,582

Granted	411,875	0.05	$0.40	3.90

Exercised	—	—	—

Forfeited	—	—	—

Expired	(155,388)	—	$0.90

Outstanding, September 30, 2018	14,956,069		$0.08	4.73

Exercisable, September 30, 2018	14,956,069		$0.08	4.73

NOTE 10	ASSET PURCHASE

NHS Holdings, LLC

The Company issued 27,769,500 shares of its restricted common stock valued at approximately $972,000 based on the closing price of the Company’s common stock on April 18, 2018 in exchange for certain assets of NHS Holdings, LLC (NHS), the exclusive U.S. distributorship of Vystar's Vytex® virtually allergen-, VOC-, and odor-free natural rubber latex (NRL) foam. All shares of restricted common stock issued in conjunction with this transaction will be held in escrow for a minimum of nine months to secure certain potential indemnification obligations of NHS. Such shares will be voted by NHS while they are held in escrow.

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

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the reacquired distribution rights, customer relationships, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The preliminary establishment of the allocation to identifiable intangible assets required extensive use of financial information and management's best estimate of fair value. The Company has preliminarily recorded the purchase price of the identified intangible assets and is, if applicable, amortizing such assets over their estimated useful lives of five years. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets may occur and these differences could have a material impact on the accompanying financial statements.

NHS Related Parties

NHS’s largest membership interest owners are also major investors and in some cases affiliates and/or reporting insiders of the Company. NHS major shareholders include:

●	Steven Rotman, President, CEO, and interim CFO of the Company and member of the Company's
Board of Directors

●	Dr. Keith Osborn, MD; member of the Company's Board of Directors, orthopedic spine surgeon;

●	Dr. Bryan Stone, MD; member of the Company's Board of Directors, nephrologists and CEO of Fluid Energy Conversion.

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

Pursuant to the Asset Purchase Agreement, the purchase of substantially all assets of UV Flu was consummated on May 7, 2018. Vystar acquired all UV Flu intellectual property and two patents, product lines, tooling, FDA clearances, research data, websites and other assets for the purchase price of $1,814,670 or 27,918,000 shares of Vystar restricted common stock which may not be assigned or sold by UV Flu for twelve months. Vystar will continue production of UV Flu product lines with Blue Ocean Innovation, Ltd., a world-class manufacturer. The first container of product will be received into inventory by the end of November. Vystar plans to sell RxAir residential units via online and retail channels.

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

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to the website, FDA Certification, tradename and branding and the Company has preliminarily recorded the purchase price of the identified intangible assets. The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets may occur and these differences could have a material impact on the accompanying financial statements.

NOTE 11	RELATED PARTY TRANSACTIONS

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company's CEO, Steven Rotman. Designcenters provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Compensation of approximately $21,000 was paid in cash during the three months ended September 30, 2018 (see Note 8).

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company's CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity (see Note 8). In addition to stock-based compensation beginning April 2018, Blue Oar received $15,000 monthly in cash compensation for consulting services.

NOTE 12	SUBSEQUENT EVENTS

The Company has received an executed written consent from a majority of shareholders of the Company’s common stock with respect to taking the following actions:

1.

To approve the Resolutions to amend the Corporation’s Articles of Incorporation to increase the authorized shares of common stock to 975,000,000;

2.

To create a Class A Preferred Shares and to (i) set aside 300 shares for such class, (ii) to provide voting approval as a separate class on all matters, (iii) to provide 40% voting approval when joining with the common stock as of the date of issuance on all matters, (iv) permit the redemption of all but one share no earlier than two years after the date of issuance, in the Corporation’s sole discretion, at a redemption price of $75,000 (for 299 shares) per year, each subject to the continuation by holder of a guaranty on $3 million in debt for the benefit of the Corporation (such guaranty being several but not joint);

3.

To create a Class B Preferred Shares and (i) to set aside 50 shares for such class, (ii) to provide 20% voting approval when joining with the common stock as of the date of issuance on all matters, (iii) permit the redemption of all shares no earlier than two years after the date of issuance, in the Corporation’s sole discretion, at a redemption price of $50,000 (for 50 shares) per year, each subject to the continuation by holder of a guaranty on $500,000 in debt for the benefit of the Corporation (such guaranty being several but not joint);

4.

To create Class C Preferred Shares and (i) to set aside 300 shares for such class, (ii) to provide 10% voting approval when joining with the common stock as of the date of issuance on all matters, (iii) permit the redemption of all shares no earlier than two years after the date of issuance, in the Corporation’s sole discretion, at a redemption price of $150,000 (for 300 shares) per year, each subject to the continuation by holder of a guaranty on $3 million in debt for the benefit of the Corporation (such guaranty being several but not joint);

5.

To approve the Resolutions to amend the Corporation’s Articles of Incorporation to change the name of the Corporation to “Vytex Corporation”;

6.

To authorize a reverse stock split of the common stock of the Corporation at any time over the next 12 months in the Board’s discretion, at a range from 5:1 through 50:1;

7.

To authorize a raise in capital for up to $2 million in convertible notes;

8.

To approve the Resolutions to acquire from 58% to 100% of the shares of Murida Furniture Co., Inc. dba Rotman’s; and

9.

To approve the Resolutions to acquire substantially all assets of Fluid Energy Conversion in consideration of a $100,000 convertible note pursuant to the Asset Purchase Agreement.

During the period October 1, 2018 through the date of these statements an additional 24,288,119 shares of common stock were issued on convertible notes and 15,000,000 shares of common stock for CMA were still being held in escrow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The foundations laid in the first and second quarter led to a very productive third quarter for Vystar. The Company assimilated the two acquired assets NHS and RXAIR and worked hard to build the product lines. NHS added a new line of pillows, covered toppers and recently launched the Vytex Cloud Bed in Box line with three models. Management believes this product category will yield substantial new revenues and profits in the near and long term becoming a major revenue component of Vystar. The mattresses are being produced in the USA so we see no issues with tariffs that are affecting so many in the bedding world. We are capable of high-speed production and management sees no barrier to ramping sales. Management believes our product offerings in this category to be better priced and made of higher quality materials than any of the competition in this space, providing current and increased future revenues. The websites Vytexbed.com and Vytexcloud.com should be ready to launch in the next few weeks and will include Vytex mattress toppers as well as our new pillows. We have also added some enhanced tools to our sites such as, integrated shipping and tracking software improving the customer’s experience.

Management believes this product line will have a significant impact on revenues and profits going forward. We made excellent progress on the “RXAIR” air purifiers, manufacturing of the first of four containers has been shipped and is due on November 26th. We made some modifications to the unit; higher quality bulbs, an additional upsell replacement cartridge that will last two years vs. one, and error checking software allowing us to better service our customers. The new RXAIR.com website is ready and a significant addition to our online sale’s intellectual property portfolio. In keeping with management's promise to grow through acquisitions, management spent considerable time working on two new potential acquisitions. Vystar expanded retail and wholesale product offerings where higher margins exist, on the company's patented Vytex latex.

Management also spent considerable time and resources strengthening the balance sheet. During the nine months ended September 30, 2018, we converted approximately $1,030,000 of convertible notes and accrued interest to common stock. For the nine months ended September 30, 2018 cash increased from $13,502 to $191,192, inventories went from $0 to $432,456, total current assets increased from $183,556 to $867,715. Management was successful with the help of major shareholders in converting $1.5 million in debt from short term to long term. For the three months ended September 30, 2018, revenues increased 3373% and gross profits were up 637%. G & A and net loss grew due to the increase in consultants and costs associated with the acquisitions and product development.

During the third quarter the Company focused on shoring up the Vytex raw material supply and distribution chain. Further announcements will be made near-term on these products and collaborations. Management also undertook an extensive review of its patent portfolio. Vystar’s Issued Patents include – 16 issued patents in 12 countries; 4 Issued U.S. Patents, 12 Issued Foreign Patents in 11 Countries; (1 Austria, 1 China, 1 Germany, 1 Guatemala, 1 Hong Kong, 2 India, 1 Indonesia, 1 Japan, 1 Malaysia, 1 South Africa, and 1 U.K.) We have additional patents pending in Thailand. This is a significant asset for Vystar and the company in concert with its attorneys are developing a strategy to stop infringement and expand licensing of our IP. Management believes Vytex is in a unique market position. To make cleaner virtually allergy free latex there are two other methods outside of Vytex; both are commercially much more expensive and lead to approximately a 30% loss of the important rubber content when compared to Vytex. This translates in a much weaker and more expensive product than Vytex.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2018 with the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	CONSOLIDATED
Revenue	$187,543	$5,400	$182,143	3373.0%
Cost of revenue	182,937	4,775	178,162	3731.1%
Gross profit	4,606	625	3,981	637.0%
Operating expenses:
General and administrative	477,705	331,807	145,898	44.0%
Loss from operations	(473,099)	(331,182)	(141,917)	42.9%
Other income (expense):
Other income	—	78,513	(78,513)	-100.0%
Interest (expense)	(476,847)	(43,710)	(433,137)	990.9%
Change in value of derivatives	(95,365)	—	(95,365)	100.0%
Total other income (expense)	(572,212)	34,803	(607,015)	1744.1%
Loss from continuing operations	(1,045,311)	(296,379)	(748,932)	252.7%
Income from discontinued operations	—	47,229	(47,229)	-100.0%
Net loss	$(1,045,311)	$(249,150)	$(796,161)	319.6%

Revenues

Revenues for the three months ended September 30, 2018 and 2017 from the Company were $187,543 and $5,400 respectively, for an increase of $182,143 or 3373%. The increase in revenues was due to the sale of Vytex foam toppers related to the assets purchased from NHS.

For the Company, gross profit improved from a gross profit of $625 for the period ended September 30, 2017 to a gross profit of $4,606 for the period ended September 30, 2018, an increase of $3,981 or 637.0%. Cost of revenue for the three months ended September 30, 2018 and 2017 was $182,937 and $4,775, respectively, an increase of $178,162 or 3731.1%. The increase in cost of revenue was due to the cost of purchasing Vytex product.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $477,705 and $331,807 for the three months ended September 30, 2018 and 2017, respectively, for an increase of $145,898 or 44.0%. These items included patents, latex consultants, accounting fees and consultant expenses. This was the result of an increase in third-party contracted expenses and accounting fees, primarily to be paid-in stock compensation.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2018 consisted of interest expense of $476,847 and loss on change in value of derivatives of $95,365. This compares to net interest expense of $43,710 and other income of $78,513 for the three months ended September 30, 2017. Other income and income from discontinued operations for the 2017 period was the result of derecognition and write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

Net Loss

Net loss was $1,045,311 and $249,150 for the three months ended September 30, 2018 and 2017, respectively, an increase of $796,161 or 319.6%. The increase in the net loss was primarily attributable to general and administrative expenses related to the stock-based compensation to consultants from the management transition and approximately $500,000 of expenses related to the valuation of embedded derivatives on the convertible notes.

Comparison of the nine months ended September 30, 2018 with the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	CONSOLIDATED
Revenue	$250,516	$11,723	$238,793	2037.0%
Cost of revenue	251,402	15,800	235,602	1491.2%
Gross loss	(886)	(4,077)	3,191	-78.3%
Operating expenses:
General and administrative	2,970,664	860,589	2,110,075	245.2%
Loss from operations	(2,971,550)	(864,666)	(2,106,884)	243.7%
Other income (expense):
Other income	326,237	78,513	247,724	315.5%
Interest (expense)	(579,597)	(128,943)	(450,654)	349.5%
Change in value of derivatives	(95,365)	—	(95,365)	100.0%
Total other income (expense)	(348,725)	(50,430)	(298,295)	-591.5%
Loss from continuing operations	(3,320,275)	(915,096)	(2,405,179)	262.8%
Income from discontinued operations	—	42,382	(42,382)	-100.0%
Net loss	$(3,320,275)	$(872,714)	$(2,447,561)	280.5%

Revenues

Revenues for the nine months ended September 30, 2018 and 2017 from the Company were $250,516 and $11,723 respectively, for an increase of $238,793 or 2037.0%. The increase in revenues was due to the sale of Vytex foam toppers related to the assets purchased from NHS.

For the Company, gross loss decreased from ($4,077) for the period ended September 30, 2017 to ($886) for the period ended September 30, 2018, a decrease of $3,191 or 78.3%. Cost of revenue for the nine months ended September 30, 2018 and 2017 was $251,402 and $15,800, respectively an increase of $235,602 or 1491.2%.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $2,970,664 and $860,589 for the nine months ended September 30, 2018 and 2017, respectively, for an increase of $2,110,075 or 245.2%. These items included patents, latex consultants, accounting fees and consultant expenses. This was the result of an increase in third-party contracted expenses and accounting fees, primarily to be paid-in stock compensation.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2018 consisted of interest expense of $579,597, loss on value of derivatives from convertible notes of $95,365, and forgiveness of debt income of $326,237. This compares to interest expense of $128,943 and other income of $78,513 for the nine months ended September 30, 2017. The forgiveness of debt income in 2018 was derived from the conversion of shareholder notes to common stock and credits received on accrued professional fees. Other income and income from discontinued operation in 2017 was the result of derecognition and write-off of accounts payable associated with the previously closed SleepHealth and Kiron divisions.

Net Loss

Net loss was $3,320,275 and $872,714 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2,447,561 or 280.5%. The increase in the net loss was primarily attributable to the increase in general and administrative expenses related to the stock-based compensation to consultants from the management transition and approximately $500,000 of expenses related to the valuation of embedded derivatives on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, the Company has incurred significant losses and experienced negative cash flow since its inception.  At September 30, 2018, the Company had cash of $191,192 and a deficit in working capital of $985,911.  Further, at September 30, 2018, the accumulated deficit amounted to $31,319,398.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Sources and Uses of Cash

For the nine months ended September 30, 2018 and 2017, net cash used in operations was $1,071,437 and $414,131 respectively. The negative cash flow from operations for the nine months ended September 30, 2018 resulted primarily from the net loss of $3,320,275 primarily attributable to our non-cash share-based compensation expense of $1,726,983 and costs related to derivatives on convertible notes of approximately $525,000. The negative cash flow for the nine months ended September 30, 2017 resulted primarily from the net loss of $872,714, offset by non-cash charges related to non-cash share-based compensation expense of $427,998.

Net cash used in investing activities for the nine months ended September 30, 2018 was due to patent and trademark fees. There was no cash investing activity during the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $500,000 in proceeds from a loan from Fidelity Bank and $753,550, net in new loans from investors. Net cash provided by financing activities for the nine months ended September 30, 2017 was $384,500 from the sale of common stock.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.         CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period September 30, 2018 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2018 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2018. Such conclusion was reached based on the following material deficiencies noted by management:

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

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the nine months ended September 30, 2018, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)       Common Stock Financings

From December 31, 2017 through September 30, 2018 the Company issued:

●	24,449,979 shares in connection with consulting services at approximately $0.036 per share for $881,672,
●	27,918,000 shares in connection with the purchase of the assets of UV Flu at $0.065 per share for $1,814,670,
●	27,769,500 shares in connection with the purchase of the assets of NHS at $0.035 per share for $971,932,
●	22,686,375 shares in connection with the conversion of various shareholder loans at approximately $0.035 per share for $794,023,
●	37,336,391 shares connection with the conversion of various convertible notes at approximately $0.006775 per share for $252,958,

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

VYSTAR CORPORATION

Date: November 16, 2018	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Interim Chief Financial Officer and Director

