Form 10-K
period 2018-12-31
Vystar Corp
filed 2019-04-23
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 29, 2018) was $1,767,228. See Item 12.

As of April 22, 2019, there were 1,041,103,892  shares of the registrant’s common stock outstanding and 13,828 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

 For the Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain oral and written statements made by Vystar Corporation about future events and expectations, including statements in this Annual Report on Form 10-K (the “Report”) contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), that involve risks and uncertainties. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report or the statement. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this Report, and those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), that attempt to advise you of the risks and factors that may affect our future results. We qualify any forward-looking statements entirely by these cautionary factors.

The above-mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements, speak only as of the date made; you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Products and Services

For more information, visit www.vytex.com, www.vystarcorp.com.

Natural Rubber Latex

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is based in Worcester, Mass., Vystar® Corp is the exclusive creator of Vytex Natural Rubber Latex (NRL), a multi-patented, all-natural, raw material that contains significantly reduced levels of the proteins found in natural rubber latex and can be used in over 40,000 products, and the owner of RxAir UV light air purification products. Vytex NRL is a 100% renewable resource, environmentally safe, “green” and fully biodegradable. Vystar is working with manufacturers across a broad range of consumer and medical products bringing Vytex NRL to market in adhesives, gloves, balloons, condoms, other medical devices and natural rubber latex foam mattresses, toppers, and pillows.

Vytex is currently used in multiple mattress lines, including Natura™ and Gold Bond®; Jeffco manufactured components for toppers and mattresses, which are sold to multiple manufacturers; and private label toppers, pillows and mattresses sold online via sites such as Amazon and Bed Bath & Beyond.  Vytex is also used in industrial adhesives, apparel padding and threads, shoes, sports equipment and electrical gloves and Vytex 3D printed fabrics available through partners like Tami Care.  Liquid Vytex can be ordered wholesale through Halcyon Agri’s RCMA and CentroTrade.

About RxAir

RxAir promotes a healthy lifestyle through the use of its innovative, patented ViraTech air purification technology, thereby improving the quality of life of each and every customer. Independently tested by EPA- and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and Volatile Organic Compounds (“VOCs”).  The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units.  RxAir® and ViraTech ® are registered trademarks of UV Flu Technologies, Inc.  For more information, visit http://www.RxAir.com

The Vytex Division contains our global multi-patented technology that reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty-six months. We have seen that same cycle apply to the newest version of Vytex NRL, a dry rubber sampling targeted for the tire and tubing industries. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

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

Substantially all the latex processors are in Southeast Asia, India, Africa and Latin America and are owned by local groups or large multinational corporations. This future demand is awakening interest in other areas of the world where the climate is suitable, particularly in Guatemala, where focus now shifts to certifications from the Forestry Stewardship Council and Rainforest Alliance, as a specialty latex. In addition to the resurgence of Central and South America in natural rubber latex production, countries such as Vietnam, Cambodia and Cameroon have launched major efforts to meet the needs of the global liquid natural rubber latex market. Vietnam is now a major processor of our Vytex NRL. Several trial runs of the specialty offerings discussed below that are in place for manufacturer trials. We now have two producers in Guatemala, one in the trial phase.

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

Recently at the Nuremberg Toy Show (Speilwarenmesse) Vytex NRL was a targeted product for manufacturers of balloons, masks, etc. On the main page of the European Balloons and Party Council website there is still a Yahoo video plus a recent press release that discusses the benefits of Vytex NRL in items such as balloons. As there is a new proposal for limits on protein content of balloons by virtue of an EN listing, Vytex has now gone in to full prevulcanized testing to start the sampling process in selected areas based on manufacturing needs.

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

Also, the article “Eco-Friendly Manufacturing of High Performance Latex using Ultra Low Antigenic Protein Latex” reviewed some of the learnings Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons; reduced leaching needs for some dipped products; truer colors for dyed dipped products (such as balloons); and low latex odor in foams, which has now led to unique research into areas previously considered off-limits to NRL. Vystar published and presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, that added additional learnings related to slow release (memory) foam formulations and other technical improvements helping customers solve their new product development challenges.

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

In April of 2018 Vystar acquired the assets of NHS Holdings, LLC (NHS) executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex.  NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

Now unified under the Vytex brand, we anticipate developing additional product offerings and solidifying partnerships with multiple major manufacturing partners throughout the home furnishings industry.  We anticipate our new offerings will include cushions and padding for use in seating and other products which we believe will achieve higher margins.

NHS was a related party transaction for Vystar, approved by NHS members, who are also major Vystar shareholders, business partners and insiders. Notable NHS members include:

●	Lam Ngoc Minh, CEO of Lien ‘A, which is one of the world’s largest latex foam manufacturers, and a major producer of Vytex foam. Lien ‘A has worked closely with NHS to develop traditional and innovative new foam products;
●	Keith Osborn, MD; member of Vystar Board of Directors, orthopedic spine surgeon and Vystar’s largest shareholder;
●	Bryan Stone, MD, member of Vystar Board of Directors, nephrologist and CEO of Fluid Energy Conversion;
●	Joseph Allegra, MD, Director at Oncology Molecular Imaging LLC, a Director & Owner at Cyber Logistics, Inc., a Founder at Diamond Investments II LLC and an Owner at Lincoln Lee Investments LLC; and
●	Steven Rotman, now CEO of Vystar, and CEO of Rotmans Furniture and Carpet, a large independent furniture retailer.

On April 18, 2018, Vystar acquired assets of NHS for 27,769,500 shares of restricted common stock of Vystar valued at approximately $1.1 million.  NHS assets included: current inventory, equipment and intellectual property related to product development.

Vytex is considered by many as one the best foam product in the world, as it is sustainably sourced; biodegradable; purer and more resilient and durable than competitors’ latex; virtually free of odor, VOCs and allergenic proteins; and competitively priced for a wide array of over 40,000 products.  Vytex is available in many offerings such as low/no ammonia and low/no nitrosamine formulations, which are now being required in certain countries and by certain manufacturers.  Vystar anticipates fulfilling this multi-billion-dollar market need with Vytex.

Vystar has also expanded licensing arrangements into the consumer arena, with the licensing of foam products produced with and labeled as “Made with Vytex NRL”. Specifically working with partners, to introduce foam made with Vytex into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. In May 2018, Vystar announced acquisition with Worcester, MA based NHS who sources eco-friendly materials and technologies for use in furnishings and other markets. NHS has completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas globally. The current requests from major mattress manufactures for Vytex foam trials involves different densities especially those used on the upper levels of mattresses. The samples have been presented to the manufacturers and feedback has been very positive with names such as Gold Bond, King Koil (Natura) and Spring Air (Nature’s Rest) adding Vytex to their current offerings. A similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, with the acquisition of NHS and working with a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016 and has followed that joint effort with ISPA 2018 and 2019. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

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

During 2017 and 2018 Vystar contracted with two consultants and manufacturers to make exam and surgical gloves on an OEM basis. The testing and results were encouraging and led to further efforts prepare for a potential launch of these lines in 2019. The company is going to proceed with testing and subsequent filing with the USFDA to obtain 510(k) allowances. With this new OEM structure, the Company will bring several versions (surgical, exam, household, etc) of the gloves to market under its own OEM brand label.

Several attempts, including new source crops, synthetic lattices and various treatment methods, have been made by competitors to eliminate problem proteins from Hevea NRL by biological, physical and/or chemical methods that act on proteins. One approach has been to introduce the latex articles to multiple leaching steps and chlorination. While it does reduce the protein levels in the finished product, it weakens the latex film thus compromising the desirable physical properties of the product. Another attempt to reduce proteins in NRL is the use of proteolytic enzymes to degrade the proteins in the latex solution but this approach introduces another protein (the enzyme) to the latex, which may itself be allergenic. Attempts to commercialize two other non-Hevea NRL materials have been made in the United States: guayule rubber latex and Taraxacum kok-saghyz, also known as the Russian dandelion. These materials are reported to be higher in cost compared to natural rubber latex and presently are available only in limited quantities.

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

In March 2019 Vystar Corp.was granted European, EP Patent No. 2238183 (its second European patent) entitled “Natural Rubber Latex Having Reduced Allergenicity and Method of Making Same.” Vystar now holds 13 foreign and 4 U.S. patents related to its latex deproteinization process for the production of Vytex®, a natural rubber latex (NRL) that is virtually free of allergen-causing latex proteins, for products including balloons, examination and surgical gloves, condoms, breather bags, latex tubing, probe covers, catheters, threads, foams, cold seal and pressure sensitive adhesives. Vystar has now broadened its protected areas in Europe to include additional manufacturing areas in Germany, the United Kingdom, France, Spain and Italy, which account for much of latex product manufacturing in Europe for another ten years.

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

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2018, Vystar has expended, since inception, approximately $370,245 on such patent and trademark costs and has budgeted approximately $55,000 more for the year ended December 31, 2019 to continue to pursue and maintain its patents and trademarks around the world

RXAIR Intellectual Property

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc., formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (VOCs).

UV Flu’s product line includes:

●	RXair™ Residential Filterless Air Purifier

●	UV400 ™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier (news video with RX3000)

Vystar acquired all UV Flu intellectual property, multiple patents, product lines, tooling, FDA clearances, research data, websites and other assets related to the business.

Government Regulation

In the United States, healthcare and many food and food-based packaging products are subject to regulation by the Food and Drug Administration (FDA). Vystar is not directly subject to regulation by the FDA due to the fact that it does not manufacture a finished medical device or other product, but only provides Vytex NRL as a component or raw material to healthcare or other product manufacturers. However, there will be FDA regulation of the labeling of healthcare and food-based packaging products that are produced with Vytex NRL and the FDA has promulgated standards for good manufacturing practices for manufacturing the end products, which makes the end product manufacturers responsible for seeing that all of their components and component manufacturers, including Vytex NRL, are produced using quality manufacturing processes. Additionally, the FDA prohibits the use of the term “hypoallergenic” or “low protein” on any natural rubber latex product it regulates. In order to make any such claim, the latex product manufacturer must seek a waiver from the FDA of such regulatory prohibitions. Commentary by the FDA in its guidance documents and other rulings indicate that the prohibition on the use of the “hypoallergenic” or “low protein” label is based, at least in part, on the fact that, although the use of such terms in such labeling may be intended to indicate that the risk of allergic reaction to residual levels of processing chemicals has been reduced, consumers may interpret the labeling to mean that the risk of allergic reactions to any component in the device would be minimal. Thus the hypoallergenic or low protein label is deemed misleading. There can be no assurance, however, that we will succeed in securing FDA approval for any claim regarding the “hypoallergenic” “low protein” or reduced allergy potential of latex produced with the Vytex NRL process. Failure to secure, if required, such FDA approval, could delay or otherwise detrimentally affect our introduction to natural rubber latex healthcare and/or food packaging products regulated by the FDA. Notwithstanding, the medical or food packaging manufacturer will be able to use the Vytex NRL trademark on its label if size permits to indicate only that the Vytex NRL component was used in the production of the healthcare product, and what protein levels the end product does contain, but no further claim is asserted. We have been able to provide sufficient testing data to the FDA to support our protein level claims with respect to the natural rubber latex antigenic and total proteins present in end products made with Vytex NRL. On May 1, 2009, a condom manufactured from Vytex NRL received 510(k) clearance from the U.S. Food and Drug Administration. This was the first medical product available in the U.S. made from Vytex NRL, which had less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. This condom is a predicate device for future products and the 510(k) is still in existence. Vystar continues to seek other U.S. and global manufacturers interested in pursuing similar claims for products.

On July 22, 2009, a non-powdered medical exam glove manufactured with Vytex NRL received 510(k) clearance from the FDA, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue U.S. and global manufacturers using this exam glove as a predicate device and to help fill pending exam glove business. Late in 2016 the FDA banned the use of powder in medical gloves which took effect early in 2017 advantaging the position of the Vytex non-powdered exam glove..

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our NRL business is not seasonal in nature but is subject to commodity pricing. Our NRL product is a commodity-based raw material and prices for such material fluctuate from day-to-day, though this will have less impact as we transition to sales via licensing fees.

Employees

As of December 31, 2018, Vystar had a total of one associate, Steven Rotman, CEO.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal mailing address is 101 Aylesbury Rd., Worcester, MA 01609. Our website address is www.vytex.com & www.vystarcorp.com.

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

Our business is subject to a number of risks and uncertainties — many of which are beyond our control — that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed below were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment.

Vystar presently does not generate the cash needed to finance its current and anticipated operations.

The Company has had very limited revenue in its history prior to 2011 and transitioned from the development stage to the operational stage during the fourth quarter of 2009. The Company is still in the early stage of establishing our business including attracting new customers and increasing sales. Our financial success will be dependent upon the soundness of our business concept, our management’s ability to successfully and profitably execute our plan, and our ability to raise additional capital.

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

At December 31, 2018 our cash position was $50,052 and we had an accumulated deficit of $34,072,553. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising capital through private placements and the possible acquisition of a cash flow positive foam business in key areas of the furniture world that includes finished mattresses, component cores, topper cores and pillows. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

The current state of the world economy has and likely will in the future impact upon our ability to increase revenue. Certain products that we anticipate will be manufactured with our Vystar NRL process, such as mattresses and sponge products, are considered discretionary consumer purchases which decline during economic downturns. Additionally, certain manufacturers who might otherwise utilize the Vytex NRL process in the manufacturing of products with NRL have determined not to expend capital to complete the research of the Vytex NRL process or to retool their manufacturing process because of the general downturn in the economy. As part of a strategy to increase awareness of the Vytex NRL brand, the Company has been aggressively seeking to have end products produced and labeled “made with Vytex NRL” such as mattresses, toppers and pillows. As these products enter the market, the Company plans to create consumer awareness of these end products and in so doing begin to develop consumer demand pull through as part of the Company’s efforts to complete the push-pull cycle using an ingredient branding strategy.

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

The markets for our product are competitive and rapidly changing. With the introduction of new technologies, increasing scrutiny of alternative lattices such as Russian dandelion, and new market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance.

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

Since Vytex is a raw material and not an end-product, Vystar is not the entity that files with the FDA for any clearance or approval to market a device. Instead, the end-product manufacturers who will be selling and marketing the device(s) must submit applications and seek FDA clearance or approval depending upon the device classification. Vystar’s role in this process is only as background support to the manufacturers to supply information and any technical or test data regarding the Vytex raw material.

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

Manufacturers are implementing trials of Vytex NRL in their facilities but final data is not yet available from all these manufacturers on its viability for their particular environments.

Over the past several years, samples of Vytex NRL have been made available to over 50 natural rubber latex and latex substitute end product manufacturers, 30 of which have been in place since early 2009. Since the completion of the Vytex NRL Standard Operation Procedures (SOPs), Vytex has been produced at Revertex (Malaysia), Occidente (Guatemala), KAPVL (India) and most recently Mardec-Yala (Thailand) and MMG (Thailand). Manufacturers that have signed a ’sampling’ agreement with us have been provided with samples of Vytex NRL for validating its use in their manufacturing processes. To date, a number of manufacturers have completed those runs and feedback is often minimal. Although most feedback to date has been positive, there is no assurance that such feedback will continue to be satisfactory.

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

The following risk factors apply to our company as a whole:

Because our stock price may be volatile due to factors beyond our control, you could lose all or part of your investment.

Price and volume of stock, including additional stock issuances may cause price decline and dilution.

If we do not attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers or employees. We require the key employee(s) to enter into employment agreements, but in the U.S. employees are free to leave an employer at any time without penalties. The loss of key employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2018, we had federal net operating loss (“NOL”) carry-forwards of approximately $20.0 million ($18.4 million for 2017) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2018; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

 None

ITEM 2.	PROPERTIES

Although we believe that our current space is adequate for the foreseeable future, if additional office space is required, we believe that suitable space will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

On February 19, 2019, EMA Financial, Inc. filed a lawsuit in the Southern District of New York against the Company.  The lawsuit alleged various breaches of an underlying convertible promissory note and stock purchase agreement, and sought four claims for relief: (i) specific performance to enforce a stock conversion and contractual obligations; (ii) breach of contract; (iii) permanent injunction to enforce the stock conversion and contractual obligations; and (iv) legal fees and costs of the litigation. The complaint was filed with a motion seeking: (i) a preliminary injunction seeking an immediate resolution of the case through the stock conversion; (ii) a consolidation of the trial with the preliminary injunctive hearing; and (iii) summary judgment on the first and third claims for relief. As of December 31, 2018, there was no accurate assumption of liability to be accrued.

The Company filed an opposition to the motion and at oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers.  On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint.

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

December 31, 2017	High	Low
First Quarter	$0.19	$0.09

Second Quarter	$0.18	$0.10

Third Quarter	$0.11	$0.05

Fourth Quarter	$0.07	$0.04

December 31, 2018

First Quarter	$0.08	$0.02

Second Quarter	$0.08	$0.04

Third Quarter	$0.08	$0.01

Fourth Quarter	$0.03	$.0006

Holders

As of December 31, 2018, there were 437 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the 2018 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2018 through December 31, 2018, we issued 1,928,571 shares of our common stock valued at $90,000 for services rendered to the Company in 2018, 54,999,997 shares were issued for cash for $165,000, 8,333,333 shares were issued to convert payables valued at $44,167, 721,408 shares were issued upon exercise of cashless warrants valued at $34,806, and 55,687,500 shares were to be issued as part of a private placement valued at $2,931,019. During the period, 203,267,791 shares of common stock valued at $1,444,320 were issued upon the conversion of convertible notes and accrued interest.

From January 1, 2018 through December 31, 2018, we issued 411,875 warrants to purchase shares of common stock for services rendered to the Company per the following:

Warrants	Exercise Price per Share

286,875	$0.40 per share
125,000	$0.40 per share

Stock Option Grants

From January 1, 2018 through December 31, 2018, we issued 21,800,000 options to purchase common stock to Board members and consultants valued at $1,161,132.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at December 31, 2018) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2018 was 7.99%. There are no available borrowings under the CMA note at December 31, 2018. During the year ended December 31, 2018, the Company recorded approximately $123,000 of interest expense.

During the year ended December 31, 2018 certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033.

From January 1, 2018 to February 9, 2018, the Company issued contingently convertible promissory notes (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible and contingently convertible promissory notes in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingently convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. If the total outstanding balance of the contingent convertible notes were convertible as of December 31, 2018, they would have been convertible into approximately 343 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905, debt discount of $430,579 and interest expense related to the excess fair value of $35,326 upon the date such notes became convertible.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815.

During the year ended December 31, 2018, the Company entered into a financing agreement with Peak One Opportunity Fund, L.P. to receive $435,000 of original issue discount notes in three tranches as follows:

1.	July 17, 2018, principal $85,000 with an imputed interest rate of 6%, discounted by 10%, and $5,000 for legal fees, for a net of $71,500 due three years from the funding date. The Company has the option of receiving two additional amounts ninety days apart;

2.	September 14, 2018: $150,000 principal $135,000 net.

3.	November 13, 2018: a final $200,000 principal, $180,000 net.

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date.

During the year ended December 31, 2018, the Company entered into a financing agreement with Crown Bridge Partners, LLC to receive $100,000 of original issue discount notes in two tranches as follows:

1.	August 6, 2018: principal $50,000 bearing interest at 8%, discounted by 10%, and $2,000 for legal fees, for a net of $43,000 due one year from the funding date;

2.	The remaining tranche may be funded at the holder’s discretion.

Crown Bridge Partners is entitled to convert the note into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion.

As of December 31, 2018, only the first tranche had been received and none of it has been converted to stock.

In addition, the following notes are convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$79,348
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	70,625
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up	83,000	12%	May 23, 2019	80,000	83,000
Jun 20, 2018 Power Up	68,000	12%	Jun 25, 2019	65,000	—

During the year ended December 31, 2018 approximately $418,117 of the convertible notes and approximately $28,000 of accrued interest were exchanged for approximately 203,267,791 shares of common stock. In addition, approximately $75,000 of the notes have been subsequently converted to approximately 24,288,000 of common stock and 15,000,000 shares of common stock for CMA were still being held in escrow as of December 31, 2018.

Application of Securities Laws and Other Matters

No underwriters were involved in the foregoing sales of securities. The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4 (2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

We transitioned from a development stage company to the operating stage during the last quarter of 2009. During the period of 2010 to 2015, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Our licensing model will continue in 2019 for the raw material business and we will continue our focus in 2019 onward on the licensing contracts associated with the foam and furniture offerings. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

In January 2015 Vystar announced that it had entered into an exclusive agreement with NHS to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steven Rotman of Rotmans Furniture and as of December 18, 2017 is the CEO of Vystar and focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor which has already attracted such firms as mattress manufacturer Gold Bond that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. Vystar has focused on these segments since 2015 and will continue into 2019 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as ISPA 2016 (International Sleep Products Association) held in Orlando, FL and ISPA 2017 in Tampa, FL and attended ISPA 2018 in Charlotte, NC. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement with NHS and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

In April of 2018 Vystar acquired the assets of NHS Holdings, LLC (NHS) executing on the first part of the company’s vision to move into direct product offerings made from Vytex® latex.  NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

Now unified under the Vytex brand, we anticipate developing additional product offerings and solidifying partnerships with multiple major manufacturing partners throughout the home furnishings industry.  We anticipate our new offerings will include cushions and padding for use in seating and other products which we believe will achieve higher margins.

In May of 2018 Vystar acquired substantially all of the assets of UV Flu Technologies, Inc., formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (VOCs).

As part of Vystar’s mission to offer eco-friendly, sustainable materials and products that create a better environment for consumers and workers throughout the product lifecycle, UV Flu Technologies is an excellent counterpart to our Vytex materials and Vytex bedding products. Vystar products will help create a perfect natural sleep environment starting with Vytex bedding made from the purest latex in the world and UV Flu’s RxAir™ air purifier ensuring every breath is free of harmful pathogens, VOCs and odors.”

UV Flu products use 48 inches of high-intensity germicidal UV lamps that destroy bacteria, viruses and other germs instead of just trapping them, setting it apart from ordinary air filtration units. RxAir is one of the few UV air purifiers that have been proven in independent EPA- and FDA-certified testing laboratories to destroy on the first pass 99.6% of harmful airborne viruses and bacteria.  In addition to inactivating airborne viruses that cause influenza (flu) and colds, RxAir’s device disarms the airborne pathogens that cause MRSA (staph), strep (whooping cough), tuberculosis (TB), measles, pneumonia and a myriad of other antibiotic-resistant and viral infections. (see news video with RX3000 in use)

UV Flu’s product line includes:

●	RXair™ Residential Filterless Air Purifier
●	UV400 ™ FDA cleared Class II Filterless Air Purifier
●	RX3000™ Commercial FDA cleared Class II Air Purifier (news video with RX3000)

Vystar acquired all UV Flu intellectual property and multiple patents, product lines, tooling, FDA clearances, research data, websites and other assets related to the business for the purchase price of $975,000 or 27,918,000 shares of Vystar restricted common stock which may not be assigned or sold by UV Flu for 12 months.

Manufacturing, Distribution and Sales

Vystar will continue production of UV Flu product lines with BOI, a world-class manufacturer. Vystar plans to sell RxAir residential and commercial units via Distributors, online and through retail channels.

Vystar is assembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to sales force, distribution and cash flow constraints. Once production and sales are firmly re-established, Vystar expects that the air purification products will produce margins of approximately 75%.

UV Flu’s products have world class engineering, are made to the highest quality standards and are extremely effective in settings ranging from homes to offices, healthcare facilities, salons, restaurants and nursing homes.

About RxAir

RxAir promotes a healthy lifestyle through the use of its innovative, patented ViraTech air purification technology, thereby improving the quality of life of each and every customer. Independently tested by EPA- and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and VOCs.  The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units.  RxAir® and ViraTech® are registered trademarks of Vystar Corp.  For more information, visit http://www.RxAir.com

Critical Accounting Policies and Estimates

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

Revenue

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers, which is typically within a 1 to 2 days or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

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

Income Taxes

We account for income taxes using the assets and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2018 and 2017. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. A tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority. We had no material unrecognized tax benefits and related tax liabilities at December 31, 2018 and 2017. Penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions would be recorded as a component of interest expense. We do not believe there will be any such uncertain tax position, costs or liabilities for any of the years under audit and take a conservative approach to all tax matters.

RESULTS OF OPERATIONS

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended December 31,						Continuing		Consolidated
	2018			2017			$ change	% change	$ change	% change
	Continuing	Discontinued	Consolidated	Continuing	Discontinued	Consolidated
Revenue, net	$342,049	$—	$342,049	$16,754	$—	$16,754	$325,295	1942%	$325,295	1942%
Cost of revenue	385,803	—	385,803	21,498	—	21,498	364,305	1695%	364,305	1695%
Gross loss	(43,754)	—	(43,754)	(4,744)	—	(4,744)	(39,010)	(822%)	(39,010)	(822%)

Operating Expenses
General and administrative	3,671,356	—	3,671,356	1,125,638	—	1,125,638	2,545,935	226%	2,545,935	226%
Total operating expenses	3,671,356	—	3,671,356	1,125,638	—	1,125,638	2,545,935	226%	2,545,935	226%

Profit (Loss) from Operations	(3,715,110)	—	(3,715,110)	(1,130,382)	—	(1,130,382)	(2,584,728)	(229%)	(2,584,728)	(229%)

Change in fair value of derivative liabilities	(269,539)	—	(269,539)	—	—	—	(269,539)	(100.0%)	(269,539)	(100.0%)
Interest expense	(673,277)	—	(673,277)	(174,661)	—	(174,661)	(498,616)	285%	(498,616)	285%
Loss on impairment	(848,462)	—	(848,462)	—	—	—	(848,462)	(100%)	(848,462)	(100%)
Other income/(expense)	105,166	—	105,166	78,513	42,056	120,569	105,166	34%	(15,403)	(13%)
Total Other Income/Expense	(1,686,112)	—	(1,686,112)	(96,148)	42,056	(54,092)	(1,589,964)	1654%	(1,632,020)	3017%

Net loss	($5,401,222)	$—	($5,401,222)	($1,226,530)	$42,056	($1,184,474)	($(4,174,692)	340%	($(4,216,748)	356%

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	($0.02)	$0.00	($0.02)	($0.01)	$0.00	($0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	257,499,751	257,499,751	257,499,751	125,868,534	125,868,534	125,868,534

Revenues

Consolidated revenues for the fiscal year ended December 31, 2018 and 2017 from the Company were $342,049 and $16,754, respectively, for an increase of $325,295 or 1942%. The increase in revenues from operations was principally due to the acquisition of NHS. There was no difference in consolidated revenues for the fiscal year ended December 31, 2018 and 2017 from the Company’s continuing operations.

Consolidated gross loss for the fiscal year ended December 31, 2018 and 2017 from the Company were $(43,754) and $(4,744), respectively, for an increase of $39,010 or 822%. Consolidated cost of revenue and cost of revenue from continuing operations for fiscal year ended December 31, 2018 and 2017 was $385,803 and $21,498, respectively, an increase of $364,305 or 1695%. The increase in gross loss and cost of revenue was mainly due to the increase of purchases which totaled $206,518 during 2018 and the large amount of amazon fees of $42,074 that were incurred by the Company during the year ended December 31, 2018.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s consolidated operating expenses were $3,671,356 and $1,125,638 for the fiscal year ended December 31, 2018 and 2017, respectively, for an increase of $2,584,728 or 226%. There was no difference in the Company’s consolidated operating expenses and operating expenses from continuing operations for the fiscal year ended December 31, 2018 and 2017.

Other Income (Expense)

Other income (expense) for the fiscal year ended December 31, 2018 and 2017 were $(1,686,112) and ($96,148), respectively, for a net increase of $1,589,964 or 1654%. This large fluctuation was due to interest expense increasing by $498,616. This was a primarily a result of an increase in the LIBOR index rate on the CMA Loan as well as additional shareholder notes in 2018. In addition, there was a change in fair value of derivative liabilities by $269,539 which was due to the revaluation of certain derivatives and there was a loss on impairment of $848,462.

Net Loss

Net loss for the fiscal year ended December 31, 2018 and 2017 were $5,401,222 and $1,184,474, respectively, for an increase in net loss of $4,216,748 or 356%. The larger net loss the Company experienced in the fiscal year ended December 31, 2018 versus the same period in 2017 was attributable to the large increase in operating expenses for the year, primarily related to the increase in stock based compensation expenses, in addition to increased interest expenses, change in fair values of derivative liabilities, and impairment losses of $498,616, $269,539, and $848,462, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2018, the Company had cash of $50,053 and a deficit in working capital of $1,691,520. For the year ended December 31, 2018, the Company had a net loss of $5,401,222 and an accumulated deficit of $33,400,345. For the year ended December 31, 2017, the Company had a net loss of $1,184,474 and the accumulated deficit amounted to $27,999,123. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,508,036 for the year ended December 31, 2018 as compared to $498,963 for the year ended December 31, 2017. During the year ended December 31, 2018, cash used in operations was primarily due to the net loss for the year of $5,401,222 net of non-cash related add-back of share-based compensation expense of $1,285,938.

The Company had $3,598 cash used in investing activities during the year ended December 31, 2018 related to the purchase of patents fees. There was no net cash provided by investing activities for the year ended December 31, 2017.

Net cash provided by financing activities was $1,548,185 during the year ended December 31, 2018, as compared to cash provided of $476,183 during the year ended December 31, 2017. During 2018, cash was provided from the proceeds in notes payable in the amount of $981,685, repayments on notes payable in the amount of $83,000, $149,500 in proceeds from common stock issuances, and $500,000 in proceeds from a bank loan. In 2017, the cash provided by financing activities was provided from the issuance of common stock in the amount of $384,500 and $91,683 in proceeds from shareholder notes.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders, and raising capital through private placement memoranda (see Note 16, Subsequent Events).

There can be no assurances that we will be able to achieve projected levels of revenue in 2019 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2019, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, along with market acceptance of our products, and services and competing technological developments. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company of which three of the directors of the Company (“CMA directors”) are the members (“CMA”), an unsecured line of credit (“CMA Note Payable”) bearing interest at LIBOR plus 5.25% per annum on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the years ended December 31, 2018 and 2017 was  7.99% and 6.37%, respectively.

During the tenure of the CMA Note Payable, the Company has increased the amount of the note and in exchange provided benefits to the CMA directors as follows:

Date	Amount (increase)	Benefit to CMA	Impact to Company
Inception	$800,000	Warrants to purchase 2,600,000 shares @ $0.45, vesting 20% immediately and 10% per $100,000 drawn	Warrant costs amortized over the term of the CMA Note Payable
Sept 4, 2011	$200,000	Modified warrant price on 2,600,000 shares from $0.45 to $0.27, and issued additional 1,600,000 shares @ $0.27	Warrant costs amortized over the remaining term of the CMA Note Payable
Nov 2, 2012	$500,000	Warrants to purchase 2,100,000 shares @ $0.35	Warrant costs amortized over the remaining term of the CMA Note Payable
Apr 29, 2013	$0 (maturity date extended 1 year)	Modified warrant price on 6,300,000 shares from $0.10, and agreed to forfeit 630,000 of the warrants	Warrant costs amortized over the remaining term of the CMA Note Payable
Apr 29, 2014	$0 (maturity date extended 1 year)	None	None
Apr 29, 2015	$0 (maturity date extended 1 year)	None	None

As of December 31, 2018, the Company had borrowed up to $1,500,000 from CMA Investments, LLC (the “Note”).  Holders of the Note received the proceeds for the Note to make the loan from a financial institution (the “Holder Loan”). Pursuant to a Loan Payoff and Share Payment Agreement, as final payment of the Note, CMA Investments agreed to accept 15,000,000 shares of common stock of the Company.  The shares of common stock were issued in the name of CMA Investments and delivered to an escrow agent for its benefit. The Company agreed to pay interest under lender’s bank loan for a six-month period which may be extended by 30 days under certain circumstances. After the six-month period, the escrow agent may sell the shares at a price no less than $.035 per share with expectation that sales would be complete by July 1, 2022.  In the event of a short from the proceeds from the sale of the shares and the amount that was owed, the Company must pay the shortfall in shares based on the fair market value of the shares, provided that the Company may pay cash at any time. In the event that CMA Investments sells the shares for more than the amount outstanding on the Note, the Company may repurchase the remaining shares held in Escrow at par value.

Per Steven Rotman’s Employment agreement, he is to be paid approximately $1 per year in cash, $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market, an option to purchase 11,000,000 shares of common stock at par value as a signing bonus, and $200,000 as a performance bonus. During the year ended December 31, 2018, the Company expensed approximately $222,000 related to shares issued, $550,000 related to options granted, and a performance bonus in the amount of $200,000 Of the expensed amount, approximately $257,473 was paid in cash, $195,000 related was related to the performance bonus and $57,473 for reimbursable company expenses.

Designcenters.com is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Design’s consulting agreement, it is to be paid approximately $7,100 per month to be paid in cash or shares, if shares it’s based on a 20-day average at a 50% discount to market, $10,000 quarterly bonus to be paid in shares using the same formula and 300,000 shares of common stock as a one-time signing bonus. During the year ended December 31, 2018, the Company expensed approximately $222,010. Of the expensed amount, approximately $35,400 was paid in cash.

Blue Oar Consulting, Inc. is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses, $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market, an option to purchase 7,500,000 shares of common stock at par value as a signing bonus, and $175,000 as a bonus. During the year ended December 31, 2018, the Company expensed approximately $1,010,000. Of the expensed amount, approximately $212,500 was paid in cash.

During the year ended December 31, 2018, the Company had sales of approximately $60,000 to Murida, DBA Rotmans Furniture (“Rotmans”). Steve Rotman, the Company’s CEO, is the majority owner of Rotmans. At December 31, 2018, the Company had an amount receivable of approximately $75.

During the year ended December 31, 2018, the Company utilized certain warehouse staff, warehouse space/services and an executive assistant of Rotmans for the Company’s purposes. The Company estimates the cost of such services to be approximately $40,000 per month or approximately $480,000 for the year ended December 31, 2018 (based on the term such resources were used). The Company was not charged for these resources and does not owe any amounts to Rotmans for the services utilized through December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vystar Corporation (the "Company") as of December 31, 2018, the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2018, has an accumulated deficit of approximately $33,000,000 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018

Irvine, CA

April 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vystar Corporation (the Company) as of December 31, 2017, the related statements of loss, stockholders' deficit and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

Atlanta, Georgia

March 29, 2018

VYSTAR CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$50,053	$13,502
Accounts receivable	19,732	3,963
Inventories	570,587	—
Prepaid expenses	6,683	166,091
Total current assets	647,055	183,556
Property and equipment, net	291,346	—
Other assets:
Intangible assets, net	1,383,919	123,882
Goodwill	147,092	—
Total assets	$2,469,412	$307,438
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$538,461	$460,688
Accounts payable – related parties	187,698	8,218
Accrued expenses and interest payable	101,979	294,995
Accrued stock based compensation	771,203	19,355
Related party line of credit	—	1,499,875
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of debt discount - current maturities	504,149	674,990
Derivative liabilities	235,085	—
Total current liabilities	2,338,575	2,958,121
Long-term liabilities:
Loan payable Fidelity Bank	500,000	—
Related party line of credit	1,499,875	—
Shareholder, convertible and contingently convertible notes payable and accrued interest - net of current maturities	—	206,683
Total long-term liabilities	1,999,875	206,683
Total liabilities	4,338,450	3,164,804
Stockholders’ deficit:
Preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at December 31, 2018 and 2017 (liquidation preference of $77,447 and $63,600 at December 31, 2018 and 2017, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 457,747,818 and 132,809,218 shares issued and outstanding at December 31, 2018 and 2017, respectively	45,774	13,280
Additional paid-in capital	31,485,532	25,128,476
Accumulated deficit	(33,400,345)	(27,999,123)
Total stockholders’ deficit	(1,869,038)	(2,857,366)
Total liabilities and stockholders’ deficit	$2,469,412	$307,438

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2018	2017
Revenue	$342,049	$16,754

Cost of revenue	385,803	21,498

Gross loss	(43,754)	(4,744)

Operating expenses:
General and administrative, including non-cash share-based compensation of $1,285,938 and $427,998 for the years ended December 31, 2018 and 2017, respectively.	3,671,356	1,125,638

Loss from operations	(3,715,110)	(1,130,382)

Other income (expense):
Other income	105,166	78,513
Loss on impairment	(848,462)	—
Interest (expense)	(673,277)	(174,661)
Change in fair value of derivative liabilities	(269,539)	—

Total other expense, net	(1,686,112)	(96,148)

Loss from continuing operations	(5,401,222)	(1,226,530)

Income from discontinued operations	—	42,056

Net loss	$(5,401,222)	$(1,184,474)

Basic and diluted loss per share:
Net loss per share	($0.02)	($0.01)

Basic and diluted weighted average number of common shares outstanding	257,499,751	125,868,534

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2018 and 2017

	Numbers of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Ending Balance, December 31, 2016	13,828	$1	114,951,593	$11,495	$23,979,943	$(26,814,649)	$(2,823,210)

Common stock issued in private placement			7,690,000	769	383,731		384,500

Common stock issued upon exercise of cashless common stock warrants			1,813,993	181	(181)		—

Share-based compensation to employees - options					146,193		146,193

Share-based compensation to employees - common stock			750,000	75	37,452		37,500

Common stock and warrants issued for services			6,494,226	649	526,006		526,655

Common stock issued upon conversion of convertible notes			1,109,406	111	55,359		55,470

Net Loss						(1,184,474)	(1,184,474)

Ending Balance, December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	$(27,999,123)	$(2,857,366)

Common stock issued in acquisition			55,687,500	5,569	2,925,450		2,931,019

Common stock issued for signing bonus			721,408	72	34,734		34,806

Share-based compensation to employees - options					1,161,132		1,161,132

Common stock issued for cash received			54,999,997	5,500	159,500		165,000

Common stock issued for conversion of payables			8,333,333	833	43,334		44,167

Reclassification of derivative upon conversion					500,359		500,359

Relative fair value of warrant issued with convertible debt					18,747		18,747

Common stock and warrants issued for services			1,928,571	193	89,807		90,000

Common stock issued upon conversion of convertible notes and settlement of debt			203,267,791	20,327	1,423,993		1,444,320

Net Loss						(5,401,222)	(5,401,222)

Ending Balance, December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	$(1,869,038)

The accompanying notes are an integral part of these financial statements.

VYSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,401,222)	$(1,184,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	(108,854)
Share-based compensation	1,285,938	710,348
Loss on impairment	848,462	—
Depreciation	31,485	—
Amortization of intangible assets	113,561	15,680
Amortization of debt discount	463,084	—
Excess fair value of derivatives upon grant	35,326	—
Change in fair value of derivative liabilities	269,539	—
(Increase) decrease in assets:
Accounts receivable	(15,769)	13,407
Inventories	(330,730)	—
Prepaid expenses	159,408	(124,791)
Increase (decrease) in liabilities:
Accounts payable	186,627	(28,096)
Accounts payable – related parties	353,306	8,218
Accrued expenses and interest payable	(150,045)	74,307
Accrued stock-based compensation	751,848	16,438

Net cash used in operating activities	(1,508,036)	(498,963)

Cash flows from investing activities:
Patent and trademark fees	(3,598)	—

Cash flows from financing activities:
Proceeds of Fidelity Bank loan	500,000	—
Repayments of notes payable	(78,060)	—
Repayments of notes payable – related parties	(4,940)	—
Issuance of common stock, net of costs	149,500	384,500
Proceeds from the issuance of notes, net	786,050	—
Proceeds from the issuance of notes – related parties, net	195,635	91,683

Net cash provided by financing activities	1,548,185	476,183

Net increase (decrease) in cash	36,551	(22,780)

Cash - beginning of period	13,502	36,282

Cash - end of period	$50,053	$13,502

Cash paid during the period for:
Interest	$93,540	$100,354

Non-cash transactions:
Purchase of tangible and intangible assets with common stock	$2,925,450	$—
Shareholder notes and accrued interest payable converted to common stock	1,467,325	55,471
Shares issued for accrued compensation	—	710,348
Derivatives issued as debt discount	430,579	—
Exercise of common stock warrants	—	181
Reclass of derivative liabilities to additional paid-in capital	500,359	—

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – DESCRIPTION OF BUSINESS

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). In addition, on June 28, 2013, Vystar Corporation completed the acquisition of Kiron Clinical Sleep Lab, LLC (“Kiron”) a vertically integrated sleep diagnostic practice located in Durham, NC. We effectively closed Kiron in April 2016 due to changes in the healthcare insurance marketplace. Because of the closure of Kiron, Vystar Corporation has returned its focus to expanding the licensing and utilization of its proprietary source natural rubber latex technology. Vytex NRL uses a global multi-patented technology and proprietary formulation to reduce non-rubber particles including the antigenic proteins associated with latex allergies, resulting in a cleaner form of latex. In fact, the antigenic protein levels are reduced to virtually undetectable levels. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions (NHS) who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS to produce and market the world’s first Vytex NRL based mattress. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotmans Furniture and Carpet Store in Worcester, MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida.

In April of 2018, Vystar acquired the assets of NHS Holdings, LLC (NHS) executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex.  NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc., formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (VOCs).

As part of Vystar’s mission to offer eco-friendly, sustainable materials and products that create a better environment for consumers and workers throughout the product lifecycle, UV Flu Technologies is an excellent counterpart to our Vytex materials and Vytex bedding products. Vystar products will help create a perfect natural sleep environment starting with Vytex bedding made from the purest latex in the world and UV Flu’s RxAir™ air purifier ensuring every breath is free of harmful pathogens, VOCs and odors.”

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, valuation of derivative liabilities, and fair values of share-based compensation and other equity issuances.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards are determined using the fair value of the Company’s common stock on the date of grant. The fair value of performance share awards are estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected peer group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one reportable segment with different operating segments.

Derivatives

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance (ASU 2011-04), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Convertible Notes Payable

Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operation over the period of the borrowings using the effective interest method.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

Other Risks and Uncertainties

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

F-7

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2018 and 2017, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 29,438,270 and 7,748,270 shares of common stock for 2018 and 2017, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,888,832 and 14,699,582 shares of common stock for 2018 and 2017, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,314,537 and 4,037,977 shares of common stock for 2018 and 2017, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at December 31, 2018 and 2017 approximate market interest rates for the respective borrowings.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities are recognized at fair value on a recurring basis at December 31, 2018 and are level 3 measurements. There has been no transfers between levels during the year ended December 31, 2018.

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold is measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2018 and 2017. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2018 and 2017. The Company is no longer subject to federal examination for years prior to 2015.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law impacting corporations by reducing the maximum tax rate from 35% to 21%, as well as various other provisions relating to the deductibility of certain items. The Act is not expected to have an immediate impact on the Company due to the large net operating loss carryforward as well as the full valuation allowance.

Acquisition

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on valuations that use information and assumptions provided by management.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including, legal, accounting, and other costs, are capitalized in asset acquisitions and for business combinations are expensed in the periods in which the costs are incurred. The results of operations of acquired assets are included in the financial statements from the acquisition date.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2018, and 2017, the Company determined there were no amounts deemed uncollectible. The Company grants credit to customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Vytex customers are located in both the United States and internationally.

Inventories

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists primarily of finished goods of foam toppers, mattresses and pillows and is carried at the lower of cost or market (net realizable value), using first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 to 10 years. As of December 31, 2018, the net balance of property and equipment is $291,346 with accumulated depreciation of $31,485. As of December 31, 2017, all property and equipment was fully depreciated resulting in no net balance being reflected.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the year ended December 31, 2018, we recognized an impairment charge of $848,462 related to the increase in value of the Company’s common stock from the time of negotiation to closing and the fair value of the underlying assets. During the years ended December 31, 2017, we did not recognize any impairment of our long-lived assets.

Goodwill

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We perform our annual impairment test at the end of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

The impairment model permits, and we utilize, a simplified approach for determining goodwill impairment. In the first step, we evaluate the recoverability of goodwill by estimating the fair value of our reporting unit using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of our reporting unit. If the fair value of a reporting unit is less than its carrying value, the Company recognizes this amount as an impairment loss. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value.

Revenue

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed statements of operations, balance sheet, and cash flows as of and for the year ended December 31, 2018.

Our principal activities from which we generate our revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers, which is typically within a 1 to 2 days or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2018, reserves for estimated sales returns totaled $3,000. There was no reserve for 2017.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers for costs of material.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through December 31, 2018, Vystar’s research and development costs have been approximately $2.4 million.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. This update is now effective for annual and interim period beginning after December 15, 2017, and has been adopted for the year ended December 31, 2018. The Company has finalized its assessment of ASU 2014-09 and adopted the standard using the modified retrospective method. The Company concluded that the adoption will not have an impact on the timing of its revenue recognition for revenue. Any cumulative effect from this change would be recorded to the accumulated deficit but as of the year ended December 31, 2018 there was no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company has adopted and is currently assessing the impact that this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted this update for the year ended December 31, 2018

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2017-07”), to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with down round features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements and related disclosures.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. As of December 31, 2018, the Company had cash of $50,053 and a deficit in working capital of $1,691,520. For the year ended December 31, 2018, the Company had a net loss of $5,401,222 and an accumulated deficit of $33,400,345. For the year ended December 31, 2017, the Company had a net loss of $1,184,474 and an accumulated deficit of $27,999,123. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success.

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

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2019 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2019, which could have a material adverse effect on the ability to achieve the business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL to manufacturers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of the Company’s products, services and competing technological developments. As the Company expands our activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	2018	2017
Tooling and testing equipment	$319,000	$—
Warehouse equipment	3,831	—
Furniture and fixtures	—	8,522

	322,831	8,522
Accumulated depreciation	(31,485)	(8,522)

Property and equipment, net	$291,346	$—

The Company incurred $31,485 in depreciation expense for the year ended December 31, 2018. There was no depreciation incurred in 2017.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at December 31:

	2018	2017	Amortization Period (in years)
Amortized intangible assets
Customer relationships	$100,000	$—	10
Proprietary technology	610,000	—	10
Tradename and brand	610,000	—	10
Patents	242,149	238,551	6 - 20
Noncompete	50,000	—	5

Total	1,612,149	238,551
Accumulated amortization	(237,302)	(123,741)

Net amortized intangibles	1,374,847	114,810

Indefinite-lived intangible assets
Goodwill	147,092	—
Trademarks	9,072	9,072

Total intangible assets	$1,531,011	$123,882

Amortization expense for the years ended December 31, 2018 and 2017 was $113,561 and $15,861, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount
2019	$157,684
2020	157,684
2021	157,684
2022	157,684
2023 & thereafter	744,111
Total	$1,374,847

As discussed in Note 13, in May 2018, nine (9) shareholders of the Company consented to purchase substantially all the assets of UV Flu Technologies, Inc., a Nevada corporation (“UV Flu”). Pursuant to the Asset Purchase Agreement, the purchase of substantially all assets of UV Flu was consummated on May 7, 2018. Vystar acquired all UV Flu intellectual property and two patents, product lines, tooling, FDA clearances, research data, websites and other assets for the purchase price of $1,814,670 or 27,918,000 shares of Vystar restricted common stock which may not be assigned or sold by UV Flu for twelve months. In addition, In April 2018, the Company issued 27,769,500 shares of its restricted common stock valued at approximately $1,110,780 based on the closing price of the Company’s common stock on April 18, 2018 in exchange for certain assets of NHS Holdings, LLC (NHS), the exclusive U.S. distributorship of Vystar’s Vytex® virtually allergen-, VOC-, and odor-free natural rubber latex (NRL) foam.

In determining the fair value of the intangible assets related to the purchases, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. An analysis was done analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. This helped determine the fair values of the identified intangible assets related to the website, FDA Certification, tradename and branding, reacquired distribution rights, customer relationships. The Company originally recorded preliminarily purchase price allocations of the identified intangible assets. The Company has finalized the purchase price allocation through the use of management assumptions used above. Accordingly, differences between the preliminary estimates from the financial statements for nine months ended September 30, 2018 and the final allocation noted in Note 13 related to the intangible assets have incurred differences that had a material impact on the accompanying financial statements. As discussed in Note 2, an impairment loss was recorded in the amount of $848,462 and is recognized in other income (expense) in the statements of operations for the year ended December 31, 2018.

NOTE 6 – NOTES PAYABLE AND LOAN FACILITY

Related Party Line Loan (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at December 31, 2018) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2018 was 7.99%. There are no available borrowings under the CMA note at December 31, 2018.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the interest on the debt though 2019.

●	The Company issued 15 million shares in escrow which CMA could start to sell at the end of the six-month period ending in January 2019, at their discretion to bring down the debt over the next four years. In the event that the total value received upon the sale of the shares was less than the total obligation, the Company shall either issue additional shares or pay in cash the shortfall.

●	This debt is now considered long-term.

During the year ended December 31, 2018, the Company recorded approximately $123,000 of interest expense. See note 16 for subsequent reduction to the amount owed.

Fidelity Bank Note Payable

During the year ended December 31, 2018 certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2018	2017
Shareholder, convertible and contingently convertible notes	$542,528	$881,673
Accrued interest	35,140	294,995
Debt discount	(73,519)	—
Total notes and accrued interest	$504,149	$1,176,668

Shareholder Notes Payable

Included in the table above, there were shareholder notes payable outstanding as of December 31, 2018 and 2017 totaled $200,695 and $881,673, respectively.

From January 1, 2018 to February 9, 2018, the Company issued contingently convertible promissory notes (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible and contingently convertible promissory notes in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingently convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. If the total outstanding balance of the contingent convertible notes were convertible as of December 31, 2018, they would have been convertible into approximately 343 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905, debt discount of $430,579 and interest expense related to the excess fair value of $35,326 upon the date such notes became convertible.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815.

Peak One Opportunity Fund, L.P.

During the year ended December 31, 2018, the Company entered into a financing agreement with Peak One Opportunity Fund, L.P. to receive $435,000 of original issue discount notes in three tranches as follows:

1.	July 17, 2018, principal $85,000 with an imputed interest rate of 6%, discounted by 10%, and $5,000 for legal fees, for a net of $71,500 due three years from the funding date. The Company has the option of receiving two additional amounts ninety days apart;

2.	September 14, 2018: $150,000 principal $135,000 net.

3.	November 13, 2018: a final $200,000 principal, $180,000 net.

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date.

Crown Bridge Partners, LLC

During the year ended December 31, 2018, the Company entered into a financing agreement with Crown Bridge Partners, LLC to receive $100,000 of original issue discount notes in two tranches as follows:

1.	August 6, 2018: principal $50,000 bearing interest at 8%, discounted by 10%, and $2,000 for legal fees, for a net of $43,000 due one year from the funding date;

2.	The remaining tranche may be funded at the holder’s discretion.

Crown Bridge Partners is entitled to convert the note into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion.

As of December 31, 2018, only the first tranche had been received and none of it has been converted to stock.

In addition, the following notes are convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$79,348
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	70,625
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up	83,000	12%	May 23, 2019	80,000	83,000
Jun 20, 2018 Power Up	68,000	12%	Jun 25, 2019	65,000	—

During the year ended December 31, 2018 approximately $418,117 of the convertible notes and approximately $28,000 of accrued interest were exchanged for approximately 203,267,791 shares of common stock. In addition, approximately $75,000 of the notes have been subsequently converted to approximately 24,288,000 of common stock and 15,000,000 shares of common stock for CMA were still being held in escrow as of December 31, 2018.

NOTE 7 - DERIVATIVE LIABILITIES

As of December 31, 2018, the Company had a $235,085 derivative liability balance on the balance sheet and recorded a loss from derivative fair value adjustments of $269,539 during the year ended December 31, 2018. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The conversion feature is valued at the date the feature can be convertible which ranges from the issuance date of the note to 180 days after the issue date.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2018:

Fair Value of Embedded Derivative and Warrant Liabilities:

Balance, December 31, 2017	$—

Initial measurement of liabilities	465,905

Change in fair value	269,539

Reclassification due to conversion	(500,359)

Balance, December 31, 2018	$235,085

NOTE 8 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2018, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $77,447 and could be converted into 4,314,537 shares of common stock, at the option of the holder.

As of December 31, 2017, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $63,600 and could be converted into 4,037,977 shares of common stock, at the option of the holder.

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

On April 27, 2018, the Company issued 300,000 common shares as compensation under the Company’s Business Development Agreement with Designcenters.com, a related party, with an effective date of January 3, 2018. The Company recorded an expense of $15,000 for these shares. In addition, the Company accrued approximately $171,610, which approximates the fair value of the additional common stock compensation, included in the terms of the agreement, on the measurement dates (included in accrued stock-based compensation on the balance sheet). The terms of this agreement will remain in force unless terminated by either party after nine months from the effective date, upon thirty days prior written notice to the other party.

On April 27, 2018, the Company issued 11,000,000 options as a signing bonus under an employment agreement to the CEO Steven Rotman with an effective date of January 3, 2018. The Company recorded an expense of $550,000 for these options and accrued stock compensation for shares amounting to $222,173.

On April 27, 2018, the Company issued 7,500,000 options as a signing bonus under a consulting agreement with Blue Oar Consulting, Inc. The Company recorded an expense of $375,000 for these options and accrued stock compensation for shares amounting to $266,608.

On April 27, 2018, the Company issued 421,408 common shares as compensation under the Company’s Business Development Agreement with Anchor Group, LLC with an effective date of January 3, 2018. The Company recorded an expense of $19,806 for these shares. In addition, the Company accrued approximately $119,610, which approximates the fair value of the additional common stock, included in the terms of the agreement, on the measured dates (included in accrued stock-based compensation on the condensed balance sheet). The terms of this agreement will remain in force unless terminated by either party after nine months from the effective date, upon thirty days prior written notice to the other party. During the third quarter 2018, the majority of Anchor Group’s compensation was paid in cash in lieu of shares.

In the fourth quarter of 2018, the following shares issued on April 27, 2018 were cancelled on December 28, 2018; 7,500,000 shares under the terms of a Consulting Agreement to Blue Oar Consulting, Inc; 11,000,000 shares under the terms of an Employment Agreement to Steven Rotman; 3,300,000 shares under the terms of a Consulting Agreement to The Anchor Group. Due to an administrative error in the form of compensation, the stock based compensation was to be options, not shares. Based on the terms of the options, there was no difference in the fair value from the shares (see note 10).

From January 1, 2018 through December 31, 2018, we issued 1,928,571 shares of our common stock valued at approximately $92,000 for services rendered to the Company in 2018, 54,999,997 shares were to be issued for cash for $165,000 (these shares were issued in January 2019 but included in the issued and outstanding shares at December 31, 2018, see note 16), 4,166,667 shares were issued to convert payables valued at $12,500, 721,408 shares were issued as a signing bonuses valued at $34,806, and 55,687,500 shares were issued as part of acquisitions valued at $2,925,450. During the year ended December 31, 2018, 203,267,791 shares of common stock valued at $1,444,320 were issued upon the conversion of convertible notes.

Other Shares Issued

On February 5, 2018, the Company issued 1,500,000 shares under the terms of a Consulting Agreement dated January 26, 2018 to STILLH20s Financial, LLC. The shares were valued at $75,000.

On April 9, 2018, the Company issued 428,571 shares under the terms of a Consulting Agreement dated April 9, 2018 to vSource1 Capital Corporation. The shares were valued at $17,143.

NOTE 9 – SHARE-BASED COMPENSATION

GAAP requires share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded approximately $577,708 and $585,556 of stock-based compensation for the years ended December 31, 2018 and 2017, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of awards granted during 2018 and 2017. The following assumptions were used:

●	Expected Dividend Yield – because the Company does not currently pay dividends, the expected dividend yield is zero;

●	Expected Volatility in Stock Price – Expected volatility calculations were based on the Company’s trading activity which was 263.33% during 2018;

●	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option or warrant, 2.25% during 2018; and

●	Expected Life of Awards – because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

In total for the years ended December 31, 2018 and 2017, the Company recorded $1,161,132 and $60,795, respectively, of share-based compensation expense related to employee and Board members’ stock options. The unrecognized compensation expense as of December 31, 2018 was $99,721 for non-vested share-based awards to be recognized over a period of approximately five years.

Stock Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2018, there were 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2018. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were 21,800,000 non-plan options granted during the year ended December 31, 2018. The following table summarizes all stock option activity of the Company for the period.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	2018	2017
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	263.33%	149.81%
Risk-Free Interest Rate	2.25%	2.35%
Expected Life of Stock Awards – Years	10.0	10.0
Weighted Average Fair Value at Grant Date	$0.05	$0.05

The following tables summarize all stock option activity of the Company for the years ended December 31, 2018 and 2017:

	Options Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	9,418,271	$0.16

Granted	1,500,000	$0.05

Exercised	(1,750,000)	$0.05

Forfeited	(1,420,000)	$0.17

Outstanding, December 31, 2017	7,748,271	$0.16

Exercisable, December 31, 2017	5,158,271	$0.25

Granted	21,800,000	$0.02

Exercised	—	$—

Forfeited	(450,000)	$0.68

Outstanding, December 31, 2018	29,098,270	$0.06

Exercisable, December 31, 2018	27,258,270	$0.06

Additional details, including the average remaining contractual life of the options, as well as the range of exercise prices are shown in the table below:

	Options - Number of Shares	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Prices
Outstanding, December 31, 2016	9,418,271	4.43	$0.05 - $0.68

Granted	1,500,000	9.96	$0.05

Exercised	(1,750,000)		$0.05

Expired/Forfeited	(1,420,000)		$0.03 - $0.68

Outstanding, December 31, 2017	7,748,271	5.80	$0.03 - $0.68

Exercisable, December 31, 2017	5,158,271	9.42	$0.03 - $0.68

Granted	21,800,000	5.00	$0.0001-$0.35

Exercised	—

Expired/Forfeited	(450,000)		$0.68

Outstanding, December 31, 2018	29,098,270	4.91	$0.0001 - $0.68

Exercisable, December 31, 2018	27,258,270	6.48	$0.0001 - $0.68

The Company added three directors on December 17, 2017. Each director was granted 500,000 options with a ten-year term and an exercise price of $0.05, the closing price of the Company’s common stock on the OTCBB on the grant date. The options vest 25,000 shares quarterly beginning on December 31, 2017 for a period of five years ending December 31, 2022.

As of December 31, 2018 and 2017, the aggregate intrinsic value of the Company’s outstanding options was $22,000 and $4,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2018	2017
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	295%	152.54%
Risk-Free Interest Rate	3.05%	2.01%
Expected Life of Stock Awards – Years	8.52	7.0

The following table represents the Company’s warrant activity for the years ended December 31, 2018 and 2017:

	Warrants - Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2016	16,122,332		$0.13	5.54

Granted	1,240,250	$0.13	$0.14	6.14

Exercised	(1,950,000)		$0.08	0.18

Forfeited	(713,000)		$0.18

Outstanding, December 31, 2017	14,699,582		$0.10	5.41

Granted	411,875	$0.05	$0.40	3.36

Exercised	—	—	$—

Forfeited	—	—	$—

Expired	(222,625)	—	$0.90

Outstanding, December 31, 2018	14,888,832		$0.08	3.48

Exercisable, December 31, 2018	14,888,832		$0.08	3.48

The stock compensation expense for 2018 and 2017 related to warrants was $18,747 and $159,553, respectively.

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

One board member’s unvested options of 1,420,000 were forfeited when he resigned from the Board in 2017.

Per Steven Rotman’s Employment agreement, he is to be paid approximately $1 per year in cash, $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market, an option to purchase 11,000,000 shares of common stock at par value as a signing bonus, and $200,000 as a performance bonus. During the year ended December 31, 2018, the Company expensed approximately $222,000 related to shares issued, $550,000 related to options granted, and a performance bonus in the amount of $200,000 Of the expensed amount, approximately $195,000 was paid in cash related was related to the performance bonus for the year ended December 31, 2018.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Design’s consulting agreement, it is to be paid approximately $7,100 per month to be paid in shares based on a 20-day average at a 50% discount to market, $10,000 quarterly bonus to be paid in shares using the same formula and 300,000 shares of common stock as a one-time signing bonus. During the year ended December 31, 2018, the Company expensed approximately $222,010. Of the expensed amount, approximately $35,400 was paid in cash.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses, of which $12,500 per month is to be paid in cash or shares. If paid in shares, it will be based on a 20-day average at a 50% discount to market, an option to purchase 7,500,000 shares of common stock at par value as a signing bonus, and $175,000 as a bonus. During the year ended December 31, 2018, the Company expensed approximately $1,010,000. Of the expensed amount, approximately $212,500 was paid in cash.

Rotmans Furniture

During the year ended December 31, 2018, the Company had sales of approximately $60,000 to Murida, DBA Rotmans Furniture (“Rotmans”). Steve Rotman, the Company’s CEO, is the majority owner of Rotmans. At December 31, 2018, the Company had an amount receivable of approximately $75.

During the year ended December 31, 2018, the Company utilized certain warehouse staff, warehouse and office space/services and an executive assistant of Rotmans for the Company’s purposes. The Company estimates the cost of such services to be approximately $40,000 per month or approximately $480,000 for the year ended December 31, 2018 (based on the term such resources were used). The Company was not charged for these resources and does not owe any amounts to Rotmans for the services utilized through December 31, 2018.

NOTE 11 – COMMITMENTS

Employment and Consulting Agreements

We have entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place for 2018 and 2019 with CEO, Steven Rotman. See compensation terms in Note 10.

During the year ended December 31, 2018, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services. The services agreement calls for monthly payments.

Litigation

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

On February 19, 2019, EMA Financial, Inc. filed a lawsuit in the Southern District of New York against the Company.  The lawsuit alleged various breaches of an underlying convertible promissory note and stock purchase agreement, and sought four claims for relief: (i) specific performance to enforce a stock conversion and contractual obligations; (ii) breach of contract; (iii) permanent injunction to enforce the stock conversion and contractual obligations; and (iv) legal fees and costs of the litigation. The complaint was filed with a motion seeking: (i) a preliminary injunction seeking an immediate resolution of the case through the stock conversion; (ii) a consolidation of the trial with the preliminary injunctive hearing; and (iii) summary judgment on the first and third claims for relief. As of December 31, 2018, there was no accurate assumption of liability to be accrued.

The Company filed an opposition to the motion and at oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers.  On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During 2018, Vytex licensing revenue came from three major customers; Wurfbian Polymer, Centrotrade, Mast Global, which collectively comprised 100% total Vytex licensing revenue. No amounts were owed to major vendors at December 31, 2018 and December 31, 2017.

During 2018, Vytex Foam revenue came from three major customers; Jeffco, King Koil, and Rotmans. The receivable for Rotmans was $75 as of December 31, 2018. There was no receivable for Jeffco and King Koil as of December 31, 2018.

NOTE 13 – ASSET PURCHASES

NHS Holdings, LLC

The Company issued 27,769,500 shares of its restricted common stock valued at approximately $1,110,780 based on the closing price of the Company’s common stock on April 18, 2018 in exchange for certain assets of NHS Holdings, LLC (NHS), the exclusive U.S. distributorship of Vystar’s Vytex® virtually allergen-, VOC-, and odor-free natural rubber latex (NRL) foam. All shares of restricted common stock issued in conjunction with this transaction will be held in escrow for a minimum of nine months to secure certain potential indemnification obligations of NHS. Such shares will be voted by NHS while they are held in escrow until the shares have been released. In addition to acquiring the net assets and intangibles of the Company, Vystar recognized goodwill in this transaction. Goodwill reflects the cost of the acquisition in excess of the fair values assigned to the identifiable net assets acquired in the table below. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We perform our annual impairment test at the end of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company does not expect goodwill to be deductible for tax purposes.

The purpose of the transaction was to increase operations and while reducing costs and the the intention of lowering costs of Vytex by eliminating the middleman. As the exclusive global distributor of Vytex® in the home furnishing goods market, NHS worked extensively with NRL producers to create Vytex® foam products for the bedding industry. NHS was instrumental in introducing these products to manufacturers for use in mattresses, pillows and other bedding products. In addition, NHS was the non-exclusive, global distributor of products in other industries utilizing the Vytex® NRL process. Reacquiring the Vytex® distribution rights from NHS is expected to stimulate sales by lowering the cost of Vytex® to the manufacturer, which will allow the Company to realize the entire gross margin on the sale rather than a 7% royalty on the cost of the product to NHS previously provided in the distribution agreement.

The following summarizes the transaction with NHS Holdings, LLC at closing on April 18, 2018:

Net assets	$243,688

Goodwill	147,092

Intangible assets	720,000

Total assets	$1,110,780

Net purchase (fair value of common stock issued)	$1,110,780

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the reacquired distribution rights, customer relationships, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The Company had originally recorded preliminary purchase price allocations of the identified intangible assets and was amortizing such assets over their estimated useful lives of five years. The Company has finalized the purchase price allocation through use of management analysis and certain other factors. The preliminary allocation was properly adjusted for the finalized figures. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets have occurred and these differences have been reflected in the accompanying financial statements.

UV Flu Technologies, Inc.

Effective May 7, 2018, nine (9) shareholders of the Company consented to purchase substantially all the assets of UV Flu Technologies, Inc., a Nevada corporation (“UV Flu”). The consents were submitted pursuant to Rule 14(a)-2(b) (2) promulgated under the Securities and Exchange Act of 1934, as amended. Such Rule provides that, other than certain proxy solicitation rules which were either complied with or were otherwise not applicable to the consents submitted to the Company, the proxy solicitation rules set forth in SEC Regulation 14A do not apply to “[any] solicitation made otherwise than on behalf of the registrant where the total number of persons being solicited is not more than ten.” The Company has been presented with written consents which include (a) an approved form of Asset Purchase Agreement between the Company and UV Flu with respect to the purchase of substantially all the assets of UV Flu. The common stock held by the consenting shareholders totaled 118,211,379 shares or approximately 52.8% of the total outstanding shares of common stock of the Company.

The purpose of the transaction was to acquire a Company that could no longer continue operations with current resources and Vystar saw an opportunity of continuing production of UV Flu product lines with Blue Ocean Innovation, Ltd. (“BOI”), a world-class manufacturer. Vystar anticipates it will take 45 days to complete manufacture of the next orders of air purifier units and another 45 days to relaunch sales with a new, more robust distribution model. In addition, Vystar plans to sell RxAir residential units via online and retail channels and also is reassembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to sales force, distribution and cash flow constraints. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all assets of UV Flu and it was consummated on May 7, 2018. Vystar acquired all UV Flu intellectual property and two patents, product lines, tooling, FDA clearances, research data, websites and other assets for the purchase price of $1,814,670 or 27,918,000 shares of Vystar restricted common stock which may not be assigned or sold by UV Flu for twelve months.

All shares of restricted common stock issued to UV Flu at closing will be held for a minimum of one year before sale or distribution of such shares to the UV Flu shareholders and will be voted consistent with the vote of the Company’s other shareholders until such distribution.

The following summarizes the transaction with UV Flu at closing on May 7, 2018:

Property and equipment	$319,000

Intangible assets	650,000

Total assets	969,000

Impairment loss	845,670

Net purchase (fair value of common stock issued)	$1,814,670

In determining the fair value of the UV Flu intangible assets, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The Company originally recorded preliminarily purchase price allocations of the identified intangible assets, such as the FDA Certification, tradename and branding. The Company has finalized the purchase price allocation through the use of management assumptions above and certain other factors. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets have incurred differences that had a material impact on the accompanying financial statements. As discussed in Note 2, an impairment loss was recorded in the amount of $848,462 and is recognized in other income (expense) in the statements of operations for the year ended December 31, 2018.

The operating results of UV FLU and NHS from the dates of acquisition to December 31, 2018, were deemed immaterial. Any revenues and net income have been included in the Company’s statement of operations for the year ended December 31, 2018. The Company incurred a total of approximately $11,800 in combined transaction and legal costs in connection with the NHS and UV Flu transaction, which were included in operating expenses within the statement of operations for the year ended December 31, 2018.

NOTE 14 – DISCONTINUED OPERATIONS

Kiron Clinical Sleep Lab’s post acquisition performance fell far below Vystar’s expectations. As part of the Company’s strategy to focus on realizing the potential of the Vytex foam business in the pillow and mattress markets as well as part of the Company’s cost reduction plan, the Company made the decision to discontinue the operations of the Kiron division acquired in June 2013 and the division was closed May of 2016

There was no revenue from the Kiron division for the year ended December 31, 2018. There was no revenue for the Kiron division for the year ended December 31, 2017. Net gains from discontinued operations were $0 and $42,056 for the fiscal years ended December 31, 2018 and 2017, respectively. Net gains recorded were directly related to the write-off of payables determined to be no longer due.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2018 and 2017, assumes a 21% and 34% effective tax rate, respectively, for federal income taxes.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Federal statutory income tax rate	(21.0%)	(35.0%)

Change in valuation allowance on net operating loss carry-forwards	21.0	35.0

Effective income tax rate	0.0%	0.0%

The Company had deferred income tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017

NOL carry-forwards	$19,953,984	$18,411,829

Less valuation allowance	(19,953,984)	(18,411,829)

Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2018, the Company had approximately $20 million in Federal tax loss carryforwards that can be utilized in future periods to reduce taxable income and begin to expire in 2038. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The fiscal years ended December 31, 2010 thru 2018 are open for examination.

NOTE 16 – SUBSEQUENT EVENTS

In January 2019, through board approval, the Company increased the amount of authorized common stock shares to 1,500,000,000 which increased the available shares to be issued and outstanding.

From January 1, 2019 and through the issuance of these financial statements, the Company has issued certain convertible promissory notes in varying amounts. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount will be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. These notes are included in the table below:

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan 3, 2019	$4,500	5%	Jan 3, 2021	$4,500
Jan 3, 2019	$93,750	5%	Jan 3, 2021	$93,750
Jan 3, 2019	$102,200	5%	Jan 3, 2021	$102,200
Feb 4, 2019	$18,750	5%	Feb 4, 2021	$18,750

*Note that these notes can be converted after 6 months from the issue date.

From January 1, 2019 to April 22, 2019, the Company issued Convertible Promissory Notes (the “Notes”) related to contract work and for an investment and in lieu of salary and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are at the Company’s option. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

From January 1, 2019 to April 22, 2019, the Company issued 182,167,322 shares under equity purchase agreements for cash proceeds totaling $840,802. Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares, were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year end.

From January 1, 2019 to April 22, 2019, the Company issued 302,568,542 shares due to the conversion of principal and interest totaling $89,889.64. Included in this amount are two conversions from Crown Bridge Partners, LLC totaling $5,948 for 32,240,000 shares which are still under review. In addition, transactions from FirstFire Global Opportunities Fund, LLC totaling approximately $15,000 are under review.

From January 1, 2019 to April 22, 2019, the Company issued 122,871,542 shares for consulting services valued at approximately $65,000, based on the respective measurement dates. Approximately 83,000,000 shares, or approximately $807,000, was accrued at December 31, 2018 and 8,333,300 was recorded as issued and outstanding based on the conversion notice date.

From January 1, 2019 through April 22, 2019, Vystar has reduced the amounts due by approximately $900,000 of the $1.5 million dollar CMA loan through the issuance of approximately 13,000,000 shares of its common stock, which were issued to escrow at December 31, 2018.

On February 25, 2019, Vystar issued an aggregate of 4,000,000 shares to each Board members for compensation. The shares valued at $2,800 for 6 board members (based on the fair value on the measurement date).

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2018, our President, Chief Executive Officer and Chief Financial Officer received formal notice that our independent auditors, Porter Keadle Moore, LLC (“PKM”), had made the decision to resign as our independent accountants effective April 10, 2018.

PKM audited the financial statements of the Company for the two years ended December 31, 2017. The report of PKM on such financial statements, dated March 29, 2018, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PKM, would have caused them to make reference thereto in their report on the financial statements.

On April 10, 2018, Hall & Company Certified Public Accountants, Inc. (“Hall & Company”), of Irvine, California, was approved by the audit committee of the Company to audit our financial statements for the year ending December 31, 2018, subject to the completion of Hall & Company’s standard client acceptance procedures. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Hall & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company’s consolidated financial statements, nor has Hall & Company provided to the Company a written report or oral advice regarding such principles or audit opinion, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9.A	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2018 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Such conclusion was reached based on the following material weaknesses noted by management:

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

e) Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future period.

Management expects to strengthen internal control during 2019 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2018. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name		Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr. PhD		Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Masters of Public Health and Doctor of Philosophy degrees from the University of Georgia.	39	2017

Steven Rotman		Steven Rotman, was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	78	2017

Mitsy Y. Mangum		Ms. Mangum is currently a managing director/partner of Lakeview Capital Partners, LLC. From July 2009 to September 2015, Ms. Mangum was Vice President, Investments, WMS, RPC at American Capital Partners LLC., an independent investment banking firm in Atlanta, GA. From July 2004 to July 2009, Ms. Mangum was a Vice President-Investments, Financial Advisor WMS, RPC with Raymond James & Associates in the Atlanta area. Ms. Mangum is an accomplished investment professional with over 24 years of financial service and industry experience both from the retail side as well as the institutional side. Ms. Mangum maintains an in-depth knowledge of the financial markets, professional money management and managing portfolios. She has a Bachelor of Science in Business Administration/ Management from College of Charleston.	53	2008

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

			74	2015
Bryan Stone, MD		Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, Calif., and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	51	2017
Paul R. Oristaglio	(1)

Mr. Paul R. Oristaglio, was elected as a director to fill a vacancy on the Board. Mr. Oristaglio will also serve on the audit committee. Mr. Oristaglio is the CEO and Founder of CFO2higher, which provides financial solutions to business owners and managers, which Mr. Oristaglio started in May 2018. Prior to his position with CFO2higher, Mr. Oristaglio served as President and Sole Proprietor of RIPRO, a financial and operational services company, and prior to that, MR. Oristaglio was CFO, COO, CIO and Co-Founder of MassPRO, Inc., a financial/operation resources company and Small Business Exchange, ltd, a small business consulting and transaction facilitation firm. Mr. Oristaglio is a licensed CPA in the state of RI and was chosen to serve as a director due to his business acumen and financial background.

			62	2018
Keith Osborn, MD		Dr. Osborn is a board-certified Orthopaedic Spine Surgeon with 30 years of experience after completing his Spine Fellowship at Harvard University. He received his medical degree from the University of Maryland School of Medicine and performed his residency at Harvard University and Johns Hopkins Hospital. Dr. Osborn currently specializes in Spinal Surgery at Resurgens Orthopaedics in Atlanta with a focus on adult spinal disorders and total disc arthroplasty.	60	2016

(1) Mr. Oristaglio effectively resigned from the board effective April 19, 2019.

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

Audit Committee

The Board member serving on our Audit Committee are Ms. Mangum and and Paul Oristaglio through his resignation on April 19, 2019. Our Board has determined that Ms. Mangum  and Paul Oristaglio satisfy the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Both are “audit committee financial experts,” as defined by SEC rules and satisfy the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

Audit Committee Charter

We have adopted an Audit Committee Charter which sets out the duties and responsibilities of our Audit Committee. The Audit Committee Charter is available on our website at www.vystarcorp.com. Any amendments to the Charter, or any waivers of its requirements, will be disclosed on our website.

Meetings of the Board and Committees

During fiscal year 2018, our Board held eleven meetings, and its Audit Committee held four meetings. Each director attended at least 75% of the meetings of the Board in fiscal year 2018. Members of our Board are encouraged to attend our annual meetings of shareholders.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to Board and committee composition and selection, Board meetings, chief executive officer performance evaluation and management development and succession planning for senior management, including the chief executive officer position. A copy of our Corporate Governance Guidelines is available on our website at www.vystarcorp.com.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2018 and 2017.

Name and Principal Position	Salary(2)(3)	Option Awards(1)	Total
Steven Rotman - 2018	$200,000	$550,000	$750,000
Chief Executive Officer, Chief Financial Officer, and President

William R. Doyle – 2017	$145,755	$146,000	$291,755
Former Chairman, Chief Executive Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2018 and 2017 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2018 and 2017 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.
(2)	This amount for William R. Doyle includes $106,855 for salary and $38,900 for medical benefits and common stock awards.
(3)	$200,000 was related to a performance bonus that was agree upon in 2018. Of this amount for Steven Rotman, $195,000 was paid in cash for the bonus for the year ended December 31, 2018. In addition, 27,000,000 shares of common stock valued at approximately $222,000 were accrued as of December 31, 2018.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)(2)
Mitsy Y. Mangum
Michael X. Ianacone
Ranjit K. Matthan
Jason M. Meggs
Keith D. Osborn
Steven Rotman
Joseph C. Allegra, Jr., PhD
Bryan Stone, MD
Paul Oristaglio

(1)

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2018 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2018, adjusted as required by rules promulgated by the SEC.

Officers & Directors

Joseph C Allegra, Sr. M.D. Atlanta, GA	9,771,899	2.134%

Steven Rotman Worcester, MA	3,097,466	0.676%

Keith Osborn Atlanta, GA	23,785,908	5.196%

Michelle Mangum Atlanta, GA	2,315,000	0.505%

Michael X. Ianacone Atlanta, GA	1,040,000	0.780%

Ranjit K. Matthan India	517,500	0.227%

Bryan Stone, M.D. Palm Springs, CA	2,500,000	0.546%

Joseph Carmen Allegra, Jr. PhD Atlanta, GA	500,000	0. 109%

All Directors and Executive Officers as a Group	43,527,773	9.50%

Total Shares Outstanding	457,747,818

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2018 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our 2004 Long-Term Incentive Compensation Plan, as amended, as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,748,271	$5.80	2,251,729
2014 Long-Term Incentive Compensation Plan	0	0	5,000,000
Total	7,748,271	$5.80	7,251,729

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

For the year ended December 31, 2018, there were options granted outside of the 2004 plan in the amount of 21,800,000 options.

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

Transactions with Related Persons

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company (“CMA”) a line of credit with a principal amount of up to $800,000 (the “CMA Note”). CMA is a limited liability company of which three of the directors of the Company were the members at such date. Proceeds under the line were drawn for general working capital purposes. Under the terms of the CMA Note, the Company may draw up to a maximum principal amount of $800,000. Interest on amounts drawn and fees were paid by an affiliate of Joseph C. Allegra, M.D., a director of the Company, to CMA, until February 6, 2012, at which time the Company took over responsibility for the payment of such interest and fees. Pursuant to an agreement between the Company and such affiliate, the Company issued common stock to such affiliate with a value equal to such interest and fees paid based on the closing price of the common stock on the OTC Bulletin Board on the date of such payments. The maturity date of the Note is April 29, 2013 and was subsequently renewed for one year. The CMA Note is unsecured, and no payments of principal are due until the second anniversary of the Note, at which time all outstanding principal is due and payable. As compensation to the directors for providing the CMA Note, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock to the directors at $.45 per share which was the closing price of the Company’s common stock on that day, later adjusted to $.27 per share, which was the closing price of the Company’s common stock on the day it was adjusted.

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

Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at December 31, 2018), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2018 was 7.99%. There are no available borrowings under the CMA note at December 31, 2018. The holders of CMA Investments, LLC agreed as of July 10, 2018 to new terms express in Note 6 of the accompanying financial statements.

On January 7, 2018, Vystar Corporation has signed a Letter of Intent (LOI) to acquire the assets of NHS Holdings, LLC. (NHS), Vystar’s exclusive U.S. distributor of Vytex® virtually allergen-, VOC- and odor-free natural rubber latex (NRL) foam. Please refer to Form 8-K filed on December 17, 2017 for further information.

Per Steven Rotman’s Employment agreement, he is to be paid approximately $1 per year in cash, $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market, an option to purchase 11,000,000 shares of common stock at par value as a signing bonus, and $200,000 as a performance bonus. During the year ended December 31, 2018, the Company expensed approximately $222,000 related to shares issued, $550,000 related to options granted, and a bonus in the amount of $200,000. Of the expensed amount, approximately $195,000 was paid in cash for the performance bonus.

Designcenters.com is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Design’s consulting agreement, it is to be paid approximately $7,100 per month to be paid in shares based on a 20-day average at a 50% discount to market, $10,000 quarterly bonus to be paid in shares using the same formula and 300,000 shares of common stock as a one-time signing bonus. During the year ended December 31, 2018, the Company expensed approximately $222,010. Of the expensed amount, approximately $35,400 was paid in cash.

Blue Oar Consulting, Inc. is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses, of which $12,500 per month is to be paid in cash or shares. If paid in shares, it will be based on a 20-day average at a 50% discount to market, an option to purchase 7,500,000 shares of common stock at par value as a signing bonus, and $175,000 as a bonus. During the year ended December 31, 2018, the Company expensed approximately $1,010,000. Of the expensed amount, approximately $212,500 was paid in cash.

During the year ended December 31, 2018, the Company had sales of approximately $60,000 to Murida, DBA Rotmans Furniture (“Rotmans”). Steve Rotman, the Company’s CEO, is the majority owner of Rotmans. At December 31, 2018, the Company had an amount receivable of approximately $75.

During the year ended December 31, 2018, the Company utilized certain warehouse staff, warehouse and office space/services and an executive assistant of Rotmans for the Company’s purposes. The Company estimates the cost of such services to be approximately $40,000 per month or approximately $480,000 for the year ended December 31, 2018 (based on the term such resources were used). The Company was not charged for these resources and does not owe any amounts to Rotmans for the services utilized through December 31, 2018.

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

During fiscal year 2018 we retained the firm of Hall and Company (“Hall”) and during fiscal year 2017 we retained the firm Porter Keadle Moore, LLC (“PKM”) to provide services in the following categories and amounts:

Fee Category	2018($)	2017($)
Audit Fees	90,000	66,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	90,000	66,750

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

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PERFORMED BY OUR

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Hall. Our Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to a budget for each category. Our Audit Committee’s charter delegates to one or more members of the Audit Committee the authority to address any requests for pre-approval of services between Audit Committee meetings, and the subcommittee or such member or members must report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

All services related to audit fees provided by Hall and PKM during fiscal year 2018 and 2017 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held four meetings during fiscal year 2018.

The members of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and are “independent director” within the meaning of NASDAQ listing standards. The Audit Committee members meets NASDAQ’s financial literacy requirements, and the Board further determined that both members are “audit committee financial experts” “as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vystarcorp.com.

We have reviewed and discussed with management and Hall Vystar’s audited financial statements. We discussed with Hall and Vystar’s Chief Financial Officer the overall scope and plans of Hall’s audit. We met with Hall, with and without management present, to discuss results of its examinations, its evaluation of Vystar’s internal controls, and the overall quality of Vystar’s financial reporting.

We have reviewed and discussed with Hall matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from Hall the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding Hall’s communications with the Audit Committee concerning independence. We have discussed with Hall matters relating to its independence.

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2018, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for filing with the SEC.

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

VYSTAR CORPORATION

Date: April 22, 2019	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 22, 2019.

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