Form 10-Q
period 2019-03-31
Vystar Corp
filed 2019-05-15
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

Class	Outstanding as of May 15, 2019
Preferred Stock, $0.0001 par value per share	13,828	shares
Common Stock, $0.0001 par value per share	1,041,770,559	shares

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2018. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2018 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended March 31, 2019

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$438,164	$50,053
Accounts receivable	20,245	19,732
Inventories	595,680	570,587
Prepaid expenses	448	6,683
Total current assets	1,054,536	647,055
Property and equipment, net	281,614	291,346
Other assets:
Intangible assets, net	1,494,430	1,531,011
Total assets	$2,830,580	$2,469,412
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$571,349	$538,461
Accounts payable – related parties	131,064	187,698
Accrued expenses and interest payable	93,208	101,979
Accrued stock-based compensation	297,525	771,203
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of debt discount – current maturities	353,643	504,149
Derivative liabilities	—	235,085
Total current liabilities	1,446,789	2,338,575
Long-term liabilities:
Loan payable Fidelity Bank	500,000	500,000
Related party line of credit	1,361,945	1,499,875
Shareholder, convertible and contingently convertible notes payable and accrued interest – net of current maturities	219,634	—
Total long-term liabilities	2,081,579	1,999,875
Total liabilities	3,528,369	4,338,450
Stockholders’ deficit:
Preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at March 31, 2019 and December 31, 2018 (liquidation preference of $80,857 and $77,447 at March 31, 2019 and December 31, 2018, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,057,482,127 and 457,747,818 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	105,746	45,774
Additional paid-in capital	35,730,012	31,485,532
Accumulated deficit	(36,533,519)	(33,400,345)
Common stock in treasury, at cost; 30,000 and 0 shares at March 31, 2019 and December 31, 2018, respectively	(30)	—
Total stockholders’ deficit	(697,789)	(1,869,038)
Total liabilities and stockholders’ deficit	$2,830,580	$2,469,412

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	March 31, 2019	March 31, 2018
Revenue	$191,667	$3,944

Cost of revenue	199,842	49,421

Gross loss	(8,175)	(45,477)

Operating expenses:
General and administrative, including non-cash share-based compensation of $1,612,286 and $1,404,889 in 2019 and 2018, respectively	1,995,880	1,763,449

Loss from operations	(2,004,055)	(1,808,926)

Other income (expense):
Other expense	(152)	—
Gain on settlement of debt	14,945	—
Interest expense	(99,663)	(41,448)
Change in fair value of derivative liabilities	(1,044,250)	—

Total other expense, net	(1,129,119)	(41,448)

Net loss	$(3,133,174)	$(1,850,374)
Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	770,752,984	133,875,885

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2018

	Numbers of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Ending Balance, December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	$(27,999,123)	$(2,857,366)

Common stock issued for services			1,498,000	150	68,898		69,048

Net Loss						(1,850,374)	(1,850,374)

Ending Balance, March 31, 2018	13,828	$1	134,307,218	$13,430	$25,197,374	$(29,849,497)	$(4,638,692)

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2019

	Numbers of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total
Ending Balance, December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	—	$—	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236

Share-based compensation – options					17,783				17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442

Common stock issued for cash received			144,933,992	14,493	420,307				434,800

Common stock issued for conversion of line of credit			2,512,900	251	143,278				143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)

Net Loss						(3,133,174)			(3,133,174)

Ending Balance, March 31, 2019	13,828	$1	1,057,482,127	$105,746	$35,730,012	$(36,533,519)	(30,000)	$(30)	$(697,789)

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,133,174)	$(1,850,374)
Adjustments to reconcile net loss to cash used in operating activities
Gain on settlement of debt	(14,945)	—
Share-based compensation	1,612,286	1,404,889
Depreciation	10,232	—
Amortization of intangible assets	39,421	3,920
Amortization of debt discount	73,519	—
Change in fair value of derivative liabilities	1,044,250	—
(Increase) decrease in assets
Accounts receivable	(513)	(569)
Inventories	(25,093)	(103,055)
Prepaid expenses	6,235	6,515
Increase (decrease) in liabilities
Accounts payable	32,888	(83,436)
Accounts payable – related parties	(56,634)	122,846
Accrued expenses and interest payable	1,163	174,682
Net cash used in operating activities	(410,364)	(324,582)

Cash flows from investing activities:
Patents and trademark fees	(2,839)	—
Website development costs	(500)	—
Net cash used in investing activities	(3,339)	—

Cash flows from financing activities:
Proceeds of Fidelity loan	—	500,000
Treasury stock repurchases	(30)	—
Issuance of common stock, net of costs	731,020	—
Repayments of notes payable	(146,176)	—
Proceeds from the issuance of notes	—	444,050
Proceeds from the issuance of notes – related parties	217,000	—
Net cash provided by financing activities	801,814	944, 050

Net increase in cash	388,111	619,468

Cash – beginning of period	50,053	13,502

Cash – end of period	$438,164	$632,970
Cash paid during the period for:
Interest	$16,209	$32,869

Non-cash transactions:
Debt and accrued interest payable converted to common stock	$1,487,192	$—
Shares issued for accrued compensation	771,203	—
Shares issued for settlement of warrant exercises	32,442	—
Reclass of derivative liabilities to additional paid-in capital	1,279,335	—

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 13, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and interest payable, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at March 31, 2019 and December 31, 2018 approximate market interest rates for the respective borrowings.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2019 and December 31, 2018 and are level 3 measurements. There has been no transfers between levels during the three months ended March 31, 2019.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2019 and December 31, 2018, the Company determined there were no amounts deemed uncollectible. The Company grants credit to customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Vytex customers are located in both the United States and internationally.

Inventories

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists primarily of finished goods of foam toppers, mattresses and pillows and is carried at the lower of cost or market (net realizable value), using first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 to 10 years. As of March 31, 2019, the net balance of property and equipment is $281,614 with accumulated depreciation of $41,717. As of December 31, 2018, the net balance of property and equipment is $291,346 with accumulated depreciation of $31,485.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended March 31, 2019 and 2018, we did not recognize any impairment of our long-lived assets.

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

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for three months ended March 31, 2019 and 2018, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 29,098,270 and 7,498,271 shares of common stock for three months ended March 31, 2019 and 2018, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,382,380 and 14,831,069 shares of common stock for three months ended March 31, 2019 and 2018, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,382,730 and 4,106,170 shares of common stock for three months ended March 31, 2019 and 2018, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our balance sheets as of March 31, 2019 and December 31, 2018 and to our statements of operations and cash flows for the three months ended March 31, 2019 and 2018.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2019 and December 31, 2018, reserves for estimated sales returns totaled $3,000, respectively and are included in accompanying financial statements as accrued expenses in the balance sheets

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers for costs of material.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. From inception through March 31, 2019, Vystar’s research and development costs have been approximately $2.4 million.

Advertising Costs

Advertising costs are expensed as incurred. Included in general and administrative expenses is approximately $20,483 for the three months ended March 31, 2019. There were no advertising costs for the three months ended March 31, 2018.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards are determined using the fair value of the Company’s common stock on the date of grant. The fair value of performance share awards are estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected peer group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold is measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the three months ended March 31, 2018 and for the year ended December 31, 2018. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three months ended March 31, 2019 and 2018. The Company is no longer subject to federal examination for years prior to 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. This update is now effective for annual and interim period beginning after December 15, 2017, and has been adopted for the year ended December 31, 2018. The Company has finalized its assessment of ASU 2014-09 and adopted the standard using the modified retrospective method. The Company concluded that the adoption will not have an impact on the timing of its revenue recognition for revenue. Any cumulative effect from this change would be recorded to the accumulated deficit but as March 31, 2019 and December 31, 2018, there was no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company has adopted and any cumulative effect from this change will not have a material impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted this update for the three months ended March 31, 2019 and the year ended December 31, 2018

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s financial statements.

1In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2017-07”), to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted and any cumulative effect from this change will not have a material impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with down round features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. The Company has adopted and any cumulative effect from this change will not have a material impact on its financial statements.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2019, the Company had cash of $438,164 and a deficit in working capital of $392,253. Further, at March 31, 2019, the accumulated deficit amounted to approximately $36.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	March 31,	December 31,
	2019	2018
Tooling and testing equipment	$319,000	$319,000
Warehouse equipment	3,831	3,831
Website development	500	—

	323,331	322,831
Accumulated depreciation	(41,717)	(31,485)

Property and equipment, net	$281,614	$291,346

The Company incurred $10,232 in depreciation expense for the three months ended March 31, 2019. There was no depreciation expense incurred for the three months ended March 31, 2018.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	Amortization Period (in years)
Amortized intangible assets
Customer relationships	$100,000	$100,000	10
Proprietary technology	610,000	610,000	10
Tradename and brand	610,000	610,000	10
Patents	242,149	242,149	6 - 20
Noncompete	50,000	50,000	5

Total	1,612,149	1,612,149
Accumulated amortization	(276,723)	(237,302)

Net amortized intangibles	1,335,426	1,374,847

Indefinite-lived intangible assets
Goodwill	147,092	147,092
Trademarks	11,912	9,072

Total intangible assets	$1,494,430	$1,531,011

Amortization expense for the three months ended March 31, 2019 and 2018 was $39,421 and $3,920, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount
Remaining in 2019	$118,263
2020	157,684
2021	157,684
2022	157,684
2023 & thereafter	744,111
Total	$1,335,426

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

In determining the fair value of the intangible assets related to the purchases, the Company considered, among other factors, the best use of acquired assets such as tooling and testing equipment, analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. An analysis was done of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. This helped determine the fair values of the identified intangible assets related to the website, FDA Certification, tradename and branding, reacquired distribution rights and customer relationships.

NOTE 6	NOTES PAYABLE AND LOAN FACILITY

Related Party Line Loan (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at March 31, 2019) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2019 was 7.99%. There are no available borrowings under the CMA note at March 31, 2019.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the interest on the debt through 2019.

●	This debt is considered long-term.

The Company entered into a Loan Payoff and Share Payment Agreement on July 10, 2018. The Company had borrowed approximately $1,500,000 from CMA Investments, LLC (a related party) (the “Lender”) pursuant to several promissory notes. The Lender made the loans by using proceeds from a loan through Atlantic Capital Bank (the “ACB Loan”). In lieu of cash, the Company has paid the Lender 15,000,000 shares of restricted common stock (the “Shares”), which based on closing price on June 10, 2018 of $0.034 is equal to $510,000, provided that the Company continue to pay interest on the ACB Loan on Lender’s behalf for a six-month period. The certificate representing the Shares will be delivered to an escrow agent. After six months, the Escrow Agent is authorized to sell the Shares at a price of no less than $0.035 per share with a targeted date to complete sales of July 1, 2022. The Company shall be required to pay any shortfall between the proceeds Lender receives on the sale of the Shares and the total principal outstanding on the Company Loan at the settlement date. In the event of a surplus, the Company shall be authorized to repurchase the remaining Shares at par value. As of March 31, 2019, the Company reduced the amounts due by approximately $144,000 of the $1.5 million dollar CMA loan through the issuance out of escrow and sale of approximately 2,512,900 shares of its common stock. The balance as of March 31, 2019 on the CMA loan was approximately $1.4 million. See Note 13.

There was no accrued interest on the loan as of March 31, 2019 and December 31, 2018, respectively.

Fidelity Note Payable

During the year ended December 31, 2018, certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of March 31, 2019.

Shareholder convertible and contingent convertible Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2019	December 31, 2018

Shareholder convertible notes	$200,695	$338,195
Contingent convertible notes	354,500	204,333
Accrued interest	18,082	35,140
Debt discount	—	(73,519)
Total shareholder notes & accrued interest	573,278	504,149

Less: current portion	(353,643)	(504,149)
Total long-term debt	$219,634	$—

Shareholder Convertible Notes Payable

Included in the table above, there were shareholder notes payable outstanding as of March 31, 2019 and December 31, 2018 totaling $555,195 and $200,695, respectively.

From January 1, 2018 to February 9, 2018, the Company issued contingently convertible promissory notes (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $200,695. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. As of March 31, 2019, the balance on these notes was $212,537 and they were extended one additional year until January 2020 at which point they become eligible for conversion.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible and contingently convertible promissory notes in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingently convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the contingent convertible notes was converted as of March 31, 2019. They were converted into into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the three months ended March 31, 2019 upon negotiation and conversion of the remaining outstanding balances.

Peak One Opportunity Fund, L.P.

During the year ended December 31, 2018, the Company entered into a financing agreement with Peak One Opportunity Fund, L.P. to receive $435,000 of original issue discount notes in three tranches as follows:

1.	July 17, 2018, principal $85,000 with an imputed interest rate of 6%, discounted by 10%, and $5,000 for legal fees, for a net of $71,500 due three years from the funding date. The Company has the option of receiving two additional amounts ninety days apart;
2.	September 14, 2018: $150,000 principal, $135,000 net.
3.	November 13, 2018: a final $200,000 principal, $180,000 net.

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date. As of March 31, 2019, the entire balance has been converted into shares of common stock.

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

Crown Bridge Partners was entitled to convert the note into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion.

In addition, the following notes were convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted/Paid
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	80,000
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up #3	83,000	12%	May 23, 2019	80,000	83,000
October 10, 2018 Power Up #4	103,000	12%	Oct 10, 2019	103,000	$103,000

All notes have been paid in full.

During the three months ended March 31, 2019, approximately $63,000 of the convertible notes and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash and all notes have been fully converted or paid as of March 31, 2019

During the three months ended March 31, 2019, the Company has issued certain convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount can be converted upon the triggering event of a reverse stock split. At which time the conversion into shares of the Company stock will be based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. These notes are included in the table below:

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan 3, 2019	$4,500	5%	Jan 3, 2021	$4,500
Jan 3, 2019	$93,750	5%	Jan 3, 2021	$93,750
Jan 3, 2019	$102,200	5%	Jan 3, 2021	$102,200
Feb 4, 2019	$18,750	5%	Feb 4, 2021	$18,750

Note that these notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split.

NOTE 7	DERIVATIVE LIABILITIES

As of March 31, 2019, the Company had a $0 derivative liability balance on the balance sheet and recorded a loss from derivative fair value adjustments of $1,044,250 for the three months ended March 31, 2019. The derivative liability activity comes from the convertible notes payable (and any related warrants). The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a lattice-based valuation model. The conversion feature is valued at the date the feature can be convertible which ranges from the issuance date of the note to 180 days after the issue date.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2019:

Fair Value of Embedded Derivative and Warrant Liabilities:

Balance, December 31, 2018	$235,085

Change in fair value	1,044,250

Settlement due to conversion	(1,279,335)

Balance, March 31, 2019	$—

NOTE 8	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2019, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $80,857 and could be converted into 4,382,730 shares of common stock, at the option of the holder.

As of December 31, 2018, the 13,828 shares of outstanding preferred stock had accumulated undeclared dividends of approximately $77,447 and could be converted into 4,314,537 shares of common stock, at the option of the holder.

Common Stock and Warrants

From January 1, 2018 through March 31, 2018, we issued 1,498,000 shares of our common stock valued at approximately $69,048 for services rendered to the Company in 2018.

During the three months ended March 31, 2019, through majority shareholder consent, the Company increased the amount of authorized common stock shares to 1,500,000,000 which increased the available shares to be issued and outstanding.

During the three months ended March 31, 2019, the Company issued 144,933,992 shares under equity purchase agreements for cash proceeds totaling $434,800 (included in this were approximately 19,999,999 shares to be subsequently issued in connection with cash proceeds received during the three months ended March 31, 2019). Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the three months ended March 31, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year end 2018. There were additional shares issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the three months ended March 31, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed statement of operations in other income (expense) for the three months ended March 31, 2019. See Note 6 for further details on conversion of the contingent convertible notes

As discussed in Note 6, in July 2018, the Company issued 15 million shares in escrow which CMA began to sell in March 2019 at the end of the six-month period. The sales were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of March 31, 2019, the Company reduced the amounts due by approximately $144,000 of the $1.5 million CMA loan through the issuance and sale of approximately 2,512,900 shares of its common stock that were previously held in escrow. Subsequent to year end the remaining balance of the loan has been settled (see Note 13).

On February 25, 2019, Vystar issued an aggregate of 4,000,000 shares to each Board member for compensation totaling 24,000,000 shares. The shares were valued at $1,207,200 for six (6) board members (based on the fair value on the measurement date).

Other Shares Issued

On February 5, 2018, the Company issued 1,500,000 shares under the terms of a Consulting Agreement dated January 26, 2018 to STILLH20s Financial, LLC. The shares were valued at $75,000.

In January 2019, the Company repurchased 30,000 shares of common stock from an existing shareholder for $30 in cash. The transaction was recorded as treasury stock repurchased and is included in the accompanying financial statements as a separate item in the condensed statement of stockholders’ deficit.

In January 2019, the Company issued 14,746,324 shares to Peak One as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above. On the date of settlement, the shares had a fair value of $33,917.

In March 2019, the Company issued a total of 31,133,333 shares for $200,000 in cash received from First Fire Global Opportunities Fund, LLC. The shares were issued to settle any exercise of the 286,875 warrants previously granted to the investor related to convertible debt that was already converted in addition to over conversion of previously outstanding convertible notes payable. These warrants were issued in connection with convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

In January and March of 2019, the Company issued 31,166,667 shares for $100,000 in cash received from Crown Bridge. The shares were issued to settle any exercise of the 125,000 warrants previously granted to the investor related to convertible debt that was already converted. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

During the three months ended March 31, 2019, the Company issued 147,704,875 shares for consulting services valued at approximately $842,000 based on the respective measurement dates. Of these shares, 81,664,655 were issued to related parties and the total expense amount of approximately $700,000 was accrued at December 31, 2018. See further detail of related party shares in Note 10.

NOTE 9	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the three months ended March 31, 2019:

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

In total for the three months ended March 31, 2019 and 2018, the Company recorded $17,783 and $1,404,889, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of March 31, 2019 was $81,938 for non-vested share-based awards to be recognized over a period of approximately four years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2019, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2019. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three-month period ended March 31, 2019. The following table summarizes all stock option activity of the Company for the period.

	Options - Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	29,098,270		$0.04

Granted	—	$

Exercised	—	$

Forfeited	—	$

Outstanding, March 31, 2019	29,098,270		$0.04

Exercisable, March 31, 2019	27,273,270		$0.03

As of March 31, 2019 and December 31, 2018, the aggregate intrinsic value of the Company’s outstanding options was $52,380 and $22,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2018	15,488,832	$	$0.12	4.27
Exercisable, December 31, 2018	15,488,832		0.12	4.27
Granted	—
Exercised	—
Forfeited	(1,106,452)		0.48	—
Expired	—
Outstanding, March 31, 2019	14,382,380		0.09	2.56
Exercisable, March 31, 2019	14,382,380	$	$0.09	2.56

Of the warrants that were forfeited, 1,011,875 of them were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the three months ended March 31, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the three months ended March 31, 2019 as part of a separate settlement in a cashless issuance. See further discussion in Note 8 of these financial statements.

There was no stock compensation expense for the three months ended March 31, 2019 related to warrants. The stock compensation expense for the three months ended March 31, 2018 was $13,947.

NOTE 10 – RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement, he is to be paid approximately $1 per year in cash and $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market. During the three months ended March 31, 2019, the Company issued Steven Rotman 28,016,022 shares in accordance with his employment agreement that were accrued and expensed as of December 31, 2018. The Company expensed $201,000 during the three months ended March 31, 2019 related to 4,000,000 shares issued for services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $103,000  related to shares to be issued in the future.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Designcenter.com consulting agreement, it is to be paid approximately $7,100 per month to be paid in shares based on a 20-day average at a 50% discount to market, and a $10,000 quarterly bonus to be paid in shares using the same formula. During the three months ended March 31, 2019, the Company issued Designcenters.com 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the three months ended March 31, 2019, the Company expensed approximately $46,122  related to the consulting agreement. Of the expensed amount, approximately $17,992 was paid in cash. As of March 31, 2019, the Company had an accrued stock-based compensation balance of $22,820 related to this party.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar Consulting consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares. It will be based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the three months ended March 31, 2019, the Company expensed approximately $82,500. Of the expensed amount, approximately $45,000 was paid in cash. As of March 31, 2019, the Company had an accrued stock-based compensation balance of $123,002 related to this party.

Rotmans Furniture

During the three months ended March 31, 2019, the Company had sales of approximately $42,000 to Murida Furniture Co., Inc, DBA Rotmans Furniture (“Rotmans”). Steven Rotman, the Company’s CEO, is a 42% owner of Rotmans. At March 31, 2019 and December 31, 2018, the Company had an amount receivable of approximately $15,522 and $2,254, respectively.

During the three months ended March 31, 2019 and 2018, the Company utilized certain warehouse staff, warehouse and office space/services and an executive assistant of Rotmans for the Company’s purposes. The Company estimates the cost of such services to be approximately $40,000 per month or approximately $120,000, respectively, for the three months ended March 31, 2019 and 2018 (based on the term such resources were used). The Company was not charged for these resources and does not owe any amounts to Rotmans for the services utilized through March 31, 2019.

NOTE 11 – COMMITMENTS

Employment and Consulting Agreements

We have entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place for 2018 and 2019 with the CEO, Steven Rotman. See compensation terms in Note 10.

During the 3 months ended March 31, 2019, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services. The services agreement calls for monthly payments.

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

The Company filed an opposition to the motion and at oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers. As of March 31, 2019, there was no accurate assumption of liability to be accrued. It is the Company’s position that they issued all shares under the conversion terms. On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2019, Vytex licensing revenue came from three major customers; Wurfbian Polymer, Centrotrade and Mast Global, which collectively comprised 100% of the total Vytex licensing revenue. No amounts were owed to major vendors at March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019, Vytex Foam revenue came from three major customers; Jeffco, King Koil, and Rotmans. The receivable for Rotmans was $15,522 as of March 31, 2019. There was no receivable for Jeffco and King Koil as of March 31, 2019.

During the three months ended March 31, 2019 Vytex licensing revenue came from three major customers; Wurfbian Polymer, Centrotrade, Mast Global, which collectively comprised 100% total Vytex licensing revenue. No amounts were owed to major vendors at December 31, 2018 and December 31, 2017.

During the three months ended March 31, 2019, Vytex Foam revenue came from three major customers; Jeffco, King Koil, and Rotmans. The receivable for Rotmans was $2,254 as of December 31, 2018. There was no receivable for Jeffco and King Koil as of December 31, 2018.

NOTE 13	SUBSEQUENT EVENTS

As discussed in Note 8, in July 2018, the Company issued 15 million shares in escrow which CMA began to sell in March 2019 at the end of the six-month period. The sales were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of March 31, 2019, the Company reduced the amounts due by approximately $138,000 of the $1.5 million CMA loan through the issuance and sale of approximately 2,512,900 shares of its common stock that were previously held in escrow. Subsequent to March 31, 2019, the remaining shares were considered issued by the Company when CMA sold the remaining 12,487,100 shares held in escrow. The total value received upon the sale of the 15 million shares of approximately $1.1 million was less than the total obligation outstanding after all shares were sold through April 2019. In May 2019, the Company began to negotiate the remaining shortfall and was finalizing an agreement to issue an additional 30,000,000 shares to CMA for approximately $500,000. This would settle the shortfall in accordance with the agreement. At such point, the Company would reduce any remaining amounts due on the outstanding debt to become fully satisfied.

On April 29, 2019, the previously approved increase to the authorized shares by majority shareholder consent was ratified by the board. The authorized common stock shares increased to 1,500,000,000 for the three months ended March 31, 2019, which increased the available shares to be issued and outstanding.

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

Manufacturing, Distribution and Sales

Vystar will continue production of UV Flu product lines with BOI, a world-class manufacturer. Vystar plans to sell RxAir residential and commercial units via Distributors, online and through retail channels. Vystar has been selling the RXAIR units after receiving a substantial number of units by container in the first quarter. In addition, master distributors and manufacturers representatives have signed contracts with Vystar. The first large scale distributor order was placed and paid for in May 2019.

Vystar is assembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to a lack of sales force, distribution and cash flow constraints. Once production and sales are firmly re-established, Vystar expects that the air purification products will produce margins of approximately 75%.

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

During the first quarter the company focused on shoring up the raw material Vytex supply and distribution chain and further announcements will be made during the second quarter on these partnerships. In addition, during the second quarter, the company brought in 3,000 plus products, consisting of foam slabs and mattress toppers, encompassing about hundred SKUs which are currently for sale, wholesale and retail, through various platforms and placed additional orders for a multitude of containers of new product currently en-route to us. With the new containers we will be adding about a dozen different pillow styles and a new super Firm 95 density topper category, thos follows the first of its kind 55 density super plush made with Vytex. This is the first all-natural topper product we are aware of to be commercially developed world-wide at this low a density using natural rubber latex and, in our case, Vytex.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 with the Three Months Ended March 31, 2018

	3 Months Ended March 31,
	2019	2018	$ change	% change
	Consolidated	Consolidated	Consolidated	Consolidated
Revenue	$191,667	$3,944	$187,723	4760%
Cost of revenue	199,842	49,421	150,421	304%
Gross loss	(8,175)	(45,477)	37,302	(82%)

Operating Expenses
General and administrative	1,995,880	1,763,449	232,431	13%
Total operating expenses	1,995,880	1,763,449	232,431	13%

Loss from Operations	(2,004,055)	(1,808,926)	(195,129)	11%

Other expense	(152)	—	(152)	100%
Gain on settlement of debt	14,945		14,945	100%
Change in fair value of derivative liabilities	(1,044,250)	—	(1,044,250)	100%
Interest expense	(99,663)	(41,448)	(58,215)	141%
Total Expense	(1,129,119)	(41,448)	(1,087,671)	2624%

Net loss	$(3,133,174)	$(1,850,374)	$(1,282,800)	69%

Revenues

Revenues for the three months ended March 31, 2019 and 2018 from the Company were $191,667 and $3,944, respectively, for an increase of $187,723 or 4760%. The increase in revenues was due to an increase in operations as a whole due to multiple acquisitions since March 31, 2018 and also due to the increase in Vytex licensing fees.

For the Company, the gross loss decreased from $45,477 for the three-month period ended March 31, 2018 to a gross loss of $8,175 for the three-month period ended March 31, 2019, an increase of $37,302. Cost of revenue for the three months ended March 31, 2019 and 2018 was $199,842 and $49,421, respectively an increase of $150,421. The increase is consistent with the increase in revenue in addition to the recent acquisitions providing additional revenue channels for the Company and the ability to reduce costs of purchasing from a third-party supplier. In addition, as the Company increases its sales through Amazon, the fees charged by the online e-commerce site will begin to level out which will effectively begin generating increased margins.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $1,995,880 and $1,763,449 for the three months ended March 31, 2019 and 2018, respectively, for an increase of $195,129 or 11%. Operating expenses included patents, latex consultants, accounting fees, and employee expenses. The increase is mainly due to the approximate increase of $200,000 in shared-based compensation related to services for related parties, third-party contracted expenses, and accounting fees.

Other Expense

Other expense for the three months ended March 31, 2019 was $1,129,119 which consisted of interest expense of ($99,663), gain on settlement of convertible notes payable of $14,945, change in fair value of derivative liabilities of ($1,044,250) and other expense of ($152). This compares to other expense that includes interest expense of ($41,448) for the three months ended March 31, 2018. The reason for the increase in other expense for the three months ended March 31, 2019 was due to a gain recognized on the conversion of toxic debt instruments into shares of common stock, in addition to the increase in the fair value of derivative liabilities related to the convertible notes payable. The increase in interest expense for the three months ended March 31, 2019 was due to a non-cash expense related to debt discount amortization for convertible notes payable the fully converted during the period causing full recognition of the discount.

Net Loss

Net loss was $3,133,174 and $1,850,374 for the three months ended March 31, 2019 and 2018, respectively, an increase to net loss of $1,282,800 or 69% increase in the net loss. The larger net loss the Company experienced in the quarter ended March 31, 2018 versus the same period in 2019 was primarily attributable to the unusual and infrequent loss recognized from fair value changes to the derivative liabilities and the increase in interest expense arising from the conversion of convertible notes payable that fully converted into common stock during the period which resulted in expensing the remaining debt discount in full.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2019, the Company had cash of $438,164 and a deficit in working capital of $393,253. Further, at March 31, 2019, the accumulated deficit amounted to $36,533,519. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

For the three months ended March 31, 2019 and 2018, net cash used in operations was $410,364 and $324,582 respectively. The negative cash flow from operations for the three months ended March 31, 2019 resulted primarily from the net loss of $3,133,174 primarily attributable to our non-cash share-based compensation expense of $1,612,286, non-cash gain recognized for the settlement of debt of $14,945, the non-cash change in fair value of derivative liabilities of $1,044,250, an increase to operating assets of $19,371 and a decrease to our operating liabilities of $22,583. The negative cash flow for the three months ended March 31, 2018 resulted primarily from the net loss of $1,850,374, offset by non-cash charges related to non-cash share-based compensation expense of $1,404,889.

Net cash used in investing activities of $3,339 for the three months ended March 31, 2019 was for costs associated with patent and trademark fees and website development costs. There was no investing activity during the three months ended March 31, 2018.

Net cash provided by financing activities of $801,814 for the three months ended March 31, 2019 consisted of $731,020 in proceeds from issuances of common stock, net of costs and $217,000 in new loans from related parties. In addition, the Company made repayments of $146,176 related to convertible notes payable. Net cash provided by financing activities for the three months ended March 31, 2018 was $500,000 in proceeds from a loan from Fidelity and $444,050, net in new loans from investors.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period March 31, 2019 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

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

(a)	Common Stock and Warrant Financings

From January 1, 2018 through December 31, 2018, we issued 1,011,875 warrants to purchase shares of common stock per the following:

Warrants	Exercise Price per Share

286,875	$0.40 per share
600,000	$0.40 per share
125,000	$0.40 per share

These warrants were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the three months ended March 31, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the three months ended March 31, 2019 as part of a separate settlement in a cashless issuance.

During the three months ended March 31, 2019, through majority shareholder consent, the Company increased the amount of authorized common stock shares to 1,500,000,000 which increased the available shares to be issued and outstanding.

In January 2019, the Company repurchased 30,000 shares of common stock from an existing shareholder for $30 in cash. The transaction will be recorded as treasury stock repurchased and is included in the accompanying financial statements as a separate item in the condensed statement of stockholders’ deficit.

In January 2019, the Company issued 14,746,324 shares to Peak One as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above. On the date of settlement, the shares had a fair value of $33,917.

On February 25, 2019, Vystar issued an aggregate of 4,000,000 shares to each Board members for compensation. The shares valued at $2,800 for 6 board members (based on the fair value on the measurement date). There was a total of 24,000,000 shares issued to board members for a total value of $16,800 related to service.

During the three months ended March 31, 2019, the Company issued 144,933,992 shares under equity purchase agreements for cash proceeds totaling $434,800 (included in this were approximately 19,999,999 shares to be subsequently issued in connection with cash proceeds received during the three months ended March 31, 2019). Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the three months ended March 31, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year end 2018. There were additional shares issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the three months ended March 31, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the reclassification of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed statement of operations in other income (expense) for the three months ended March 31, 2019.

As discussed in Note 6, in July 2018, the Company issued 15 million shares in escrow which CMA began to sell in March 2019 at the end of the six-month period. The sales were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of March 31, 2019, the Company reduced the amounts due by approximately $144,000 of the $1.5 million CMA loan through the issuance and sale of approximately 2,512,900 shares of its common stock that were previously held in escrow.

In March 2019, the Company issued a total of 31,133,333 shares for $200,000 in cash received from First Fire Global Opportunities Fund, LLC. The shares were issued to settle any exercise of the 286,875 warrants previously granted to the investor related to convertible debt that was already converted. These warrants were issued in connection with convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

In January and March of 2019, the Company issued 31,166,667 shares for $100,000 in cash received from Crown Bridge. The shares were issued to settle any exercise of the 125,000 warrants previously granted to the investor related to convertible debt that was already converted. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

During the three months ended March 31, 2019, the Company issued 147,704,875 shares for consulting services valued at approximately $842,000 based on the respective measurement dates. Of these shares, 81,664,655 were issued to related parties and the total expense amount of approximately $700,000 was accrued at December 31, 2018.

(b)	Stock Option Grants

From January 1, 2018 through December 31, 2018, we issued 21,800,000 options to purchase common stock to Board members and consultants valued at $1,161,132.

From December 31, 2018 through March 31, 2019, the Company did not grant any stock options.

(c)	Proceeds from loans and shareholder, convertible and contingently convertible notes payable

Related Party Line Loan (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at March 31, 2019) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the three months ended March 31, 2019 was 7.99%. There are no available borrowings under the CMA note at March 31, 2019.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the interest on the debt through 2019.

●	This debt is now considered long-term.

●	The Company entered into a Loan Payoff and Share Payment Agreement on July 10, 2018. The Company had borrowed approximately $1,500,000 from CMA Investments, LLC (a related party) (the “Lender”) pursuant to several promissory notes. The Lender made the loans by using proceeds from a loan through Atlantic Capital Bank (the “ACB Loan”). In lieu of cash, the Company has paid the Lender 15,000,000 shares of restricted common stock (the “Shares”), which based on closing price on June 10, 2018 of $0.034 is equal to $510,000, provided that the Company continue to pay interest on the ACB Loan on Lender’s behalf for a six-month period. The certificate representing the Shares will be delivered to an escrow agent. After six months, the Escrow Agent is authorized to sell the Shares at a price of no less than $0.035 per share with a targeted date to complete sales of July 1, 2022. The Company shall be required to pay any shortfall between the proceeds Lender receives on the sale of the Shares and the total principal outstanding on the Company Loan at the settlement date. In the event of a surplus, the Company shall be authorized to repurchase the remaining Shares at par value.

●	The Company issued the 15 million shares in escrow which CMA began to sell at the end of the six-month waiting period. In the event that the total value received upon the sale of the shares was less than the total obligation, the Company shall either issue additional shares or pay in cash the shortfall. As of March 31, 2019, the Company reduced the amounts due by approximately $144,000 of the $1.5 million dollar CMA loan through the issuance out of escrow and sale of approximately 2,512,900 shares of its common stock. The balance as of March 31, 2019 on the CMA loan was approximately $1.4 million.

There was no accrued interest on the loan as of March 31, 2019 and December 31, 2018, respectively.

Fidelity Note Payable

During the year ended December 31, 2018, certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of March 31, 2019.

Shareholder and contingent convertible Notes Payable

The following table summarizes the shareholder notes payable:

	March 31, 2019	December 31, 2018

Shareholder convertible notes	$—	$338,195
Contingent convertible notes	555,195	204,333
Accrued interest	18,082	35,140
Debt discount	—	(73,519)
Total shareholder notes & accrued interest	573,278	504,149

Less: current portion	(353,643)	(504,149)
Total long-term debt	$219,634	$—

	March 31, 2019	December 31, 2018

Shareholder convertible notes	$—	$338,195
Contingent convertible notes	555,195	204,333
Accrued interest	18,082	35,140
Debt discount	—	(73,519)
Total shareholder notes & accrued interest	573,278	504,149

Less: current portion	(353,643)	(504,149)
Total long-term debt	$219,634	$—

Shareholder Notes Payable

Included in the table above, there were shareholder notes payable outstanding as of March 31, 2019 and December 31, 2018 totaled $555,195 and $200,695, respectively.

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

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain convertible and contingently convertible promissory notes in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The contingently convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the contingent convertible notes were converted as of March 31, 2019. They we converted into into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085 as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 upon the date all notes became were converted.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the three months ended March 31, 2019 upon negotiation and conversion of the remaining outstanding balances.

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

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date. As of March 31, 2019, the entire balance has been converted into shares of common stock.

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

As of March 31, 2019, the entire balance has been converted into 32,240,000 shares of common stock.

In addition, the following notes are convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted/Paid
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	80,000
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up #3	83,000	12%	May 23, 2019	80,000	83,000
October 10, 2018 Power Up #4	103,000	12%	Oct 10, 2019	103,000	$103,000

*All notes have been paid in full.

During the three months ended March 31, 2019 approximately $63,000 of the convertible notes and approximately $21,000 of accrued interest were exchanged for approximately 227,336,218 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash.

During the three months ended March 31, 2019, the Company has issued certain convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount will be converted upon the triggering event of a reverse stock split. At which time the conversion into shares of the Company stock will be based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. These notes are included in the table below:

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan 3, 2019	$4,500	5%	Jan 3, 2021	$4,500
Jan 3, 2019	$93,750	5%	Jan 3, 2021	$93,750
Jan 3, 2019	$102,200	5%	Jan 3, 2021	$102,200
Feb 4, 2019	$18,750	5%	Feb 4, 2021	$18,750

*Note that these notes can be converted only after an acceleration event which involves a symbol change, or uplisting.

(d)	Application of Securities Laws and Other Matters

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

VYSTAR CORPORATION

Date: May 15, 2019	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director