Form 10-Q
period 2019-06-30
Vystar Corp
filed 2019-08-19
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-53754

VYSTAR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

725 Southbridge St Worcester, MA 01610
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

Class	Outstanding as of August 19, 2019
Preferred Stock, $0.0001 par value per share	13,828	shares
Common Stock, $0.0001 par value per share	1,105,732,080	shares

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

All references to “we”, “us”, “our”, “Vystar”, or “Kiron” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

Vystar Corporation

Form 10-Q for the Quarter Ended June 30, 2019

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$505,449	$50,053
Accounts receivable	10,721	19,732
Inventories	504,172	570,587
Loan receivable - related party	180,000	—
Prepaid expenses	15,579	6,683
Total current assets	1,215,921	647,055
Property and equipment, net	271,424	291,346
Other assets:
Intangible assets, net	1,560,848	1,531,011
Total assets	$3,048,193	$2,469,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Related party line of credit	$600,000	$—
Accounts payable	736,525	538,461
Accounts payable - related parties	57,868	187,698
Accrued expenses and interest payable	43,819	101,979
Accrued share - based compensation	417,726	771,203
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of debt discount - current maturities	374,871	504,149
Derivative liabilities	—	235,085
Total current liabilities	2,230,809	2,338,575

Long-term liabilities:
Loan payable Fidelity Bank	500,000	500,000
Related party line of credit	—	1,499,875
Shareholder, convertible and contingently convertible notes payable and accrued interest - net of current maturities	536,721	—
Total long-term liabilities	1,036,721	1,999,875
Total liabilities	3,267,530	4,338,450

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value, 15,000,000 shares authorized; 13,828 issued and outstanding at June 30, 2019 and December 31, 2018, (liquidation preference of $84,304 and $77,447 at June 30, 2019 and December 31, 2018, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,088,497,195 and 457,747,818 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	108,850	45,774
Additional paid-in capital	37,230,064	31,485,532
Accumulated deficit	(37,558,222)	(33,400,345)
Common stock in treasury, at cost; 30,000 and 0 shares at June 30, 2019 and December 31, 2018, respectively	(30)	—
Total stockholders’ deficit	(219,337)	(1,869,038)
Total liabilities and stockholders’ deficit	$3,048,193	$2,469,412

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$185,563	$59,029	$377,230	$62,973

Cost of revenue	211,124	19,044	410,966	68,465

Gross profit (loss)	(25,561)	39,985	(33,736)	(5,492)

Operating expenses:
General and administrative, including non-cash share-based compensation of $488,450 and $185,204 for the three months ended June 30, 2019 and 2018, respectively and $2,100,736 and $1,611,911 for the six months ended June 30, 2019 and 2018, respectively.	956,233	729,510	2,952,113	2,492,959

Total operating expenses	956,233	729,510	2,952,113	2,492,959

Loss from operations	(981,794)	(689,525)	(2,985,849)	(2,498,451)

Other income (expense):
Other income (expense)	(2)	326,237	(154)	326,237
Gain (loss) on settlement of debt	(2,503)	—	12,442	—
Interest expense	(40,403)	(61,302)	(140,066)	(102,750)
Change in fair value of derivative liabilities	—	—	(1,044,250)	—

Total other income (expense), net	(42,908)	264,935	(1,172,028)	223,487

Net loss	$(1,024,702)	$(424,590)	$(4,157,877)	$(2,274,964)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,076,466,101	171,550,328	919,249,702	171,765,798

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total
Ending Balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	—	$—	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236

Share-based compensation - options					17,783				17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442

Common stock issued for cash received			144,933,992	14,493	420,307				434,800

Common stock issued for conversion of line of credit			2,512,900	251	143,278				143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)

Net loss	—	—	—	—	—	(3,133,174)	—	—	(3,133,174)

Ending Balance, March 31, 2019	13,828	$1	1,057,482,127	$105,746	$35,730,012	$(36,533,520)	(30,000)	$(30)	$(697,791)

Common stock issued for services			4,246,576	425	350,778				351,203

Share-based compensation - options					17,047				17,047

Common stock issued for cash received			11,781,392	1,179	147,321				148,500

Common stock issued for conversion of line of credit			12,487,100	1,250	885,156				886,406

Common stock issued for asset purchase			2,500,000	250	99,750				100,000

Net loss	—	—	—	—	—	(1,024,702)	—	—	(1,024,702)

Ending Balance, June 30, 2019	13,828	$1	1,088,497,195	$108,850	$37,230,064	$(37,558,222)	(30,000)	$(30)	$(219,337)

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Number		Number
	of		of		Additional
	Preferred	Preferred	Common	Common	Paid-in	Accumulated
	Shares	Shares	Shares	Stock	Capital	Deficit	Total
Ending Balance December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	$(27,999,123)	$(2,857,366)

Common stock issued for services	—	—	102,823,854	10,283	4,997,154	—	5,007,437

Net loss	—	—	—	—	—	(2,274,964)	(2,274,964)

Ending Balance June 30, 2018	13,828	$1	235,633,072	$23,563	$30,125,630	$(30,274,087)	$(124,893)

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,157,877)	$(2,274,964)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on settlement of debt	(12,442)	—
Share-based compensation	2,100,736	1,611,911
Depreciation	20,422	26,394
Amortization of intangible assets	79,682	55,791
Amortization of debt discount	73,519	—
Change in fair value of derivative liabilities	1,044,250	—
Consulting	125,822	—
(Increase) decrease in assets:
Accounts receivable	9,011	(5,391)
Inventories	66,415	(304,306)
Prepaid expenses	(8,896)	43,419
Increase (decrease) in liabilities:
Accounts payable	198,064	71,670
Accounts payable - related parties	(129,830)	—
Accrued expenses and interest payable	(48,225)	81,287
Net cash used in operating activities	(639,349)	(694,189)

Cash flows from investing activities:
Patents and trademark fees	(9,519)	—
Website development costs	(500)	—
Net cash used in investing activities	(10,019)	—

Cash flows from financing activities:
Proceeds of Fidelity Bank loan	—	500,000
Treasury stock repurchases	(30)	—
Issuance of common stock, net of costs	883,300	—
Repayment of notes payable - related parties	(146,206)	—
Proceeds from the issuance of notes, net	—	595,050
Proceeds from the issuance of notes - related parties	367,700	—
Net cash provided by financing activities	1,104,764	1,095,050

Net increase in cash	455,396	400,861

Cash - beginning of period	50,053	13,502

Cash - end of period	$505,449	$414,363

Cash paid during the period for:
Interest	$53,796	$59,568

Non-cash transactions:
Purchase of intangible assets with common stock	$100,000	$2,786,602
Debt and accrued interest payable converted to common stock	64,576	784,173
Shares issued for accrued compensation	771,203	1,125,000
Shares issued for settlement of related party line of credit	1,029,935	—
Shareholder advances to related party on behalf of the Company	180,000	—
Convertible stock issued in settlement of convertible notes, discount and derivative liabilities	1,279,335	—

The accompanying notes are an integral part of these condensed financial statements.

VYSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

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

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion Inc., (“FEC”) primarily consisting of its patent on the Hughes Reactor, which has the ability to control, enhance, and focus energy in flowing liquids and gases. Vystar intends to use this technology to enhance the effectiveness of the RxAir purification system to destroy airborne pathogens while decreasing the cost and size of Vystar’s RxAir units.

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

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, which has been derived from audited financial statements and the unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates. Examples include valuation allowances for deferred tax assets, provisions for bad debts, valuation of derivative liabilities, and fair values of share-based compensation and other equity issuances.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and interest payable, lines of credit, shareholder notes payable, and long-term debt. The carrying values of all the Company’s financial instruments approximate fair value because of their short maturities. In addition to the short maturities, the carrying amounts of our line of credit and shareholder notes payable approximate fair value because the interest rates at June 30, 2019 and December 31, 2018 approximate market interest rates for the respective borrowings.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2018 and are level 3 measurements. There have been no transfers between levels during the six months ended June 30, 2019.

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

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2019 and December 31, 2018, the Company determined there were no amounts deemed uncollectible. The Company grants credit to customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Vytex customers are located in both the United States and internationally.

Loan Receivable, Related Party

The loan receivable, related party represents advances to Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”) during the six months ended June 30, 2019. As discussed in Notes 6 and 10, two shareholders advanced Rotmans funds directly for working capital purposes. Repayment terms have not been determined at this time and funds are considered due upon demand.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of foam toppers, mattresses and pillows and is carried at the lower of cost or market (net realizable value), using first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 to 10 years. As of June 30, 2019, the net balance of property and equipment is $271,424 with accumulated depreciation of $51,907. As of December 31, 2018, the net balance of property and equipment is $291,346 with accumulated depreciation of $31,485.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. The Company has five issued patents with the United States Patent and Trade Office (USPTO) as well as five issued international PCT (Patent Cooperation Treaty) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically 20 years.

The Company has trademark protection for “Vystar”, “Vytex”, and “RxAir” among others. Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized. Instead, they are evaluated annually for impairment.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the six months ended June 30, 2019 and 2018, we did not recognize any impairment of our long-lived assets.

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

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

Derivatives

The Company evaluates its debt instruments, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to- market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti- dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of March 31, 2019, and has estimated the fair value of these embedded conversion features using a binomial options pricing model.

In accordance with the Financial Accounting Standards Board (“FASB”) fair value measurement guidance Accounting Standards Update (ASU) 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for six months ended June 30, 2019 and 2018, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,898,271 and 7,498,271 shares of common stock for six months ended June 30, 2019 and 2018, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,373,493 and 14,831,069 shares of common stock for six months ended June 30, 2019 and 2018, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,451,880 and 4,175,121 shares of common stock for six months ended June 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our balance sheets as of June 30, 2019 and December 31, 2018 and to our statements of operations and cash flows for the six months ended June 30, 2019 and 2018.

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

Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers, which is typically within 1 to 2 days or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2019 and December 31, 2018, reserves for estimated sales returns totaled $3,000, respectively and are included in accompanying financial statements as accrued expenses in the balance sheets.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers for costs of material.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. For the six months ended June 30, 2019, Vystar’s research and development costs were approximately $20,000.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs included in general and administrative expenses were approximately $43,000 and $33,000 for the six months ended June 30, 2019 and 2018, respectively.

Share-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The fair value of performance share awards is estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected peer group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the six months ended June 30, 2019 and for the year ended December 31, 2018. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2019 and 2018. The Company is no longer subject to federal examination for years prior to 2015.

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

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (ASC 350), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company does not believe adoption will have a material impact on its financial condition or results of operations.

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

Recent Accounting Pronouncements (Continued)

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

NOTE 3 -	LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2019, the Company had cash of $505,449 and a deficit in working capital of approximately $1.0 million. Further, at June 30, 2019, the accumulated deficit amounted to approximately $37.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenue from the Vytex products, RxAir products, license fees, stock warrant exercises from existing shareholders. As a result of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2019	2018
Tooling and testing equipment	$319,000	$319,000
Warehouse equipment	3,831	3,831
Website development	500	—
	323,331	322,831
Accumulated depreciation	(51,907)	(31,485)
Property and equipment, net	$271,424	$291,346

The Company incurred $20,422 and $26,394 in depreciation expense for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 -	INTANGIBLE ASSETS

Intangible assets were as follows:

			Amortization
	June 30,	December 31,	Period
	2019	2018	(in Years)
Amortized intangible assets:
Customer relationships	$100,000	$100,000	10
Prioprietary technology	610,000	610,000	10
Tradename and brand	610,000	610,000	10
Patents	351,668	242,149	6 - 20
Noncompete	50,000	50,000	5

Total	1,721,668	1,612,149
Accumulated amortization	(316,984)	(237,302)

Intangible Assets, net	1,404,684	1,374,847

Indefinite-lived intangible assets:
Goodwill	147,092	147,092
Trademarks	9,072	9,072

Total intangible assets	$1,560,848	$1,531,011

Amortization expense for the six months ended June 30, 2019 and 2018 was $79,682 and $55,791, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount
Remaining in 2019	$83,884
2020	167,768
2021	167,768
2022	167,768
2023	167,768
Thereafter	649,728
Total	$1,404,684

On May 28, 2019, Vystar acquired the assets of Fluid Energy Conversion Inc., primarily consisting of a patent on the Hughes Reactor, which has the ability to control, enhance, and focus energy in flowing liquids and gases. The Company paid consideration of $100,000 in restricted common stock (2,500,000 shares) for the patent.

NOTE 6 -	NOTES PAYABLE AND LOAN FACILITY

Related Party Line of Credit (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA Investments, LLC. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (7.45% at June 30, 2019) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2019 was 6.08%. There are no available borrowings under the CMA note at June 30, 2019.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the interest on the debt.

●

The Company entered into a Loan Payoff and Share Payment Agreement on July 10, 2018. The Company had borrowed approximately $1,500,000 from CMA Investments, LLC (a related party) (the “Lender”) pursuant to several promissory notes. The Lender made the loans by using proceeds from a loan through Atlantic Capital Bank (the “ACB Loan”). In lieu of cash, the Company has paid the Lender 15,000,000 shares of restricted common stock (the “Shares”), which based on closing price on June 10, 2018 of $0.034 is equal to $510,000, provided that the Company continue to pay interest on the ACB Loan on Lender’s behalf for a six-month period. The certificate representing the Shares was delivered to an escrow agent. After six months, the Escrow Agent was authorized to sell the Shares at a price of no less than $0.035 per share with a targeted date to complete sales of July 1, 2022. The Company is required to pay any shortfall between the proceeds Lender receives on the sale of the Shares and the total principal outstanding on the Company Loan at the settlement date. In the event of a surplus, the Company was authorized to repurchase the remaining Shares at par value. As of June 30, 2019, the Company reduced the amounts due by approximately $900,000 of the $1.5 million CMA note through the issuance out of escrow and sale of 15,000,000 shares of its common stock. The balance as of June 30, 2019 on the CMA note was $600,000. See Note 13.

Accrued interest on the loan was $6,250 and $0 as of June 30, 2019 and December 31, 2018, respectively. The Company incurred approximately $100,000 of consulting services with CMA during the six months ended June 30, 2019.

Loan Payable Fidelity Bank

During the year ended December 31, 2018, certain investors guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of June 30, 2019.

NOTE 6 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes the shareholder notes payable:

	June 30,	December 31,
	2019	2018
Shareholder, convertible and contingently convertible notes	$885,895	$542,528
Accrued interest	25,697	35,140
Debt discount	—	(73,519)
Total shareholder notes and accrued interest	911,592	504,149

Less: current portion	(374,871)	(504,149)

Total long-term debt	$536,721	$—

Shareholder Notes Payable

Included in the table above, there were shareholder notes payable outstanding as of June 30, 2019 and December 31, 2018 totaling $885,895 and $338,195, respectively.

From January 1, 2018 to February 9, 2018, the Company issued Contingently Convertible notes payable (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance. but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. As of June 30, 2019, the balance on these notes was$215,046 and they were extended one additional year until January 2020 at which point they become eligible for conversion.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain Convertible and Contingently Convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The Convertible and Contingently Convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible and Contingently Convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the Convertible and Contingently Convertible notes was converted as of June 30, 2019. They were converted into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

In connection with the issuance of the Convertible and Contingently Convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the six months ended June 30, 2019 upon negotiation and conversion of the remaining outstanding balances.

NOTE 6 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

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

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company has the option to redeem the note at varying prices based upon the redemption date. As of March 31, 2019, the entire balance had been converted into shares of common stock.

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

Crown Bridge Partners has converted the first tranche into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion.

Other Notes Payable

In addition, the following notes were Convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted/Paid
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	80,000
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up #3	83,000	12%	May 23, 2019	80,000	83,000
October 10, 2018 Power Up #4	103,000	12%	October 10, 2019	103,000	103,000

All notes have been paid in full or fully converted as of June 30, 2019.

During the six months ended June 30, 2019, approximately $63,000 of the Convertible notes above and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash.

NOTE 6 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

During the six months ended June 30, 2019, the Company has issued certain contingently convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. These notes are included in the table below:

	Face	Interest		Net Cash
Issue Date	Amount	Rate	Maturity	Proceeds
Jan. 3, 2019	$4,500	5%	Jan. 3, 2021	$4,500
Jan. 3, 2019	93,750	5%	Jan. 3, 2021	93,750
Jan. 3, 2019	102,200	5%	Jan. 3, 2021	102,200
Feb. 4, 2019	18,750	5%	Feb. 4, 2021	18,750
June 4, 2019	7,500	5%	June 4, 2021	7,500
June 4, 2019	50,000	5%	June 4, 2021	50,000
June 4, 2019	4,000	5%	June 4, 2021	4,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	12,000	5%	June 4, 2021	12,000

These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company.

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steve Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, and (iii) are convertible at the Company’s option after December 31, 2019. These notes mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in any 90 day period with a 50% discount.

NOTE 7 -	DERIVATIVE LIABILITIES

As of June 30, 2019, the Company had a $0 derivative liability balance on the balance sheet and recorded a loss from derivative fair value adjustments of $1,044,250 for the six months ended June 30, 2019. The derivative liability activity comes from the Convertible notes payable (and any related warrants). The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2019:

Fair Value of Embedded Derivative and Warrant Liabilities:
Balance, December 31, 2018	$235,085
Change in fair value	1,044,250
Settlement due to conversion	(1,279,335)

Balance, June 30, 2019	$—

NOTE 8 -	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $84,000 and could be converted into 4,451,881 shares of common stock, at the option of the holder.

As of December 31, 2018, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $77,000 and could be converted into 4,314,537 shares of common stock, at the option of the holder.

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

During the six months ended June 30, 2019, the Company issued 156,715,384 shares under equity purchase agreements for cash proceeds totaling $583,299. Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the six months ended June 30, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year-end 2018. There were additional share issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the six months ended June 30, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed statement of operations in other income (expense) for the six months ended June 30, 2019. See Note 6 for further details on conversion of the Contingently Convertible Notes.

As discussed in Note 6, in July 2018, the Company issued 15,000,000 shares in escrow which CMA Investments, LLC began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA Investments, LLC had to sell all shares at no less than $0.035 per share. As of June 30, 2019, the Company reduced the amounts due by approximately $900,000 of the $1.5 million CMA note through the issuance and sale of 15,000,000 shares of its common stock that were previously held in escrow.

NOTE 8 -	STOCKHOLDERS’ DEFICIT (Continued)

Other Shares Issued

In January 2019, the Company issued 14,746,324 shares to Peak One as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares noted above. On the date of settlement, the shares had a fair value of $33,917.

In March 2019, the Company issued a total of 31,333,333 shares for $200,000 in cash received from First Fire Global Opportunities Fund, LLC. The shares were issued to settle any exercise of the 286,875 warrants previously granted to the investor related to convertible debt that was already converted in addition to over conversion of previously outstanding convertible notes payable. These warrants were issued in connection with convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

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

In May and June 2019, the Company issued 2,500,000 shares related to the purchase of the assets of Fluid Energy Technology and 666,667 shares to Crown Bridge Partners for amounts received after the close of the quarter.

During the six months ended June 30, 2019, the Company issued 151,951,451 shares for consulting services valued at approximately $2,383,440 based on the respective measurement dates. Of these shares, 81,664,655 were issued to related parties, see further detail of related party shares in Note 10.

NOTE 9 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the six months ended June 30, 2019:

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

In total for the six months ended June 30, 2019 and 2018, the Company recorded $2,100,736 and $1,611,911, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of June 30, 2019 was $64,155 for non-vested share-based awards to be recognized over a period of approximately four years.

NOTE 9 -	SHARE-BASED COMPENSATION (Continued)

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2019, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of June 30, 2019. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six-month period ended June 30, 2019. The following table summarizes all stock option activity of the Company for the period.

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding, December 31, 2018	29,098,270	$0.21

Granted	—

Exercised	—

Forfeited	1,200,000

Outstanding, June 30, 2019	27,898,270	$0.21

Exercisable, June 30, 2019	26,733,271	$0.22

As of June 30, 2019 and December 31, 2018, the aggregate intrinsic value of the Company’s outstanding options was approximately $1,100,000 and $22,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2018	15,488,832		$0.12	4.27

Exercisable, December 31, 2018	15,488,832		0.12	4.27

Granted	—

Exercised	—

Forfeited	(1,115,339)		0.44	—

Expired	—

Outstanding, June 30, 2019	14,373,493		$0.08	4.01

Exercisable, June 30, 2019	14,373,493		$0.08	4.01

NOTE 9 -	SHARE-BASED COMPENSATION (Continued)

Of the warrants that were forfeited, 1,011,875 of them were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the six months ended June 30, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the six months ended June 30, 2019 as part of a separate settlement in a cashless issuance. See further discussion in Note 8 of these financial statements.

NOTE 10 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement, he is to be paid approximately $1 per year in cash and $20,833 per month in shares based on a 20-day average price at a 0% discount to market. During the six months ended June 30, 2019, the Company issued Steven Rotman 28,016,022 shares in accordance with his employment agreement that were accrued and expensed as of December 31, 2018. The Company expensed $276,000 during the six months ended June 30, 2019 related to 4,000,000 shares issued for services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $157,000 related to approximately 3,925,000 shares to be issued in the future.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provides bookkeeping and management services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Designcenter.com consulting agreement, it is to receive approximately $7,100 per month to be paid in shares based on a 20-day average at a 50% discount to market, and a $10,000 quarterly bonus to be paid in shares using the same formula. During the six months ended June 30, 2019, the Company issued Designcenters.com 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the six months ended June 30, 2019, the Company expensed approximately $83,000 related to the consulting agreement. Of the expensed amount, approximately $41,000 was paid in cash. As of June 30, 2019, the Company had an accrued stock-based compensation balance of $42,000, or approximately 1,050,000 shares related to this party.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the six months ended June 30, 2019, the Company expensed approximately $278,000. Of the expensed amount, approximately $90,000 was paid in cash. As of June 30, 2019, the Company had an accrued stock-based compensation balance of $188,000, or approximately 4,700,000 shares related to this party.

Polymer Consultancy Services, Ltd.

This entity is owned in part by Dr. R.K. Matthan, a director of the Company. Polymer Consultancy Services, Ltd provides research and development consulting services related to the Company’s latex products. The Company paid Polymer Consultancy Services, Ltd approximately $23,000 for these services in the six months ended June 30, 2019.

Rotmans Furniture

During the six months ended June 30, 2019, the Company had sales of approximately $54,000 to Rotmans. Steven Rotman, the Company’s CEO, is a 42% owner of Rotmans. At June 30, 2019 and December 31, 2018, the Company had an amount receivable of approximately $1,400 and $2,254, respectively.

NOTE 10 -	RELATED PARTY TRANSACTIONS (Continued)

During the six months ended June 30, 2019 and 2018, the Company utilized certain warehouse staff, warehouse and office space/services and an executive assistant of Rotmans for the Company’s purposes. The Company estimates the cost of such services to be approximately $40,000 per month or approximately $240,000, respectively, for the six months ended June 30, 2019 and 2018 (based on the term such resources were used). The Company was not charged for these resources utilized through April 30, 2019. Beginning May 1, 2019, the Company is being charged for a proportionate share of the warehouse labor utilized by the Company. These charges totaled an aggregate of $32,000 for May and June, 2019.

In April and May 2019, two shareholders advanced $180,000 directly to Rotmans on behalf of the Company for working capital purposes. See Note 6 for further discussion.

NOTE 11 -	COMMITMENTS

Employment and Consulting Agreements

We have entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place for 2019 with the CEO, Steven Rotman. See compensation terms in Note 10.

During the six months ended June 30, 2019, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services. The services agreement calls for monthly payments.

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

On February 19, 2019, EMA Financial, Inc. filed a lawsuit in the Southern District of New York against the Company.  The lawsuit alleged various breaches of an underlying convertible promissory note and stock purchase agreement and sought four claims for relief: (i) specific performance to enforce a stock conversion and contractual obligations; (ii) breach of contract; (iii) permanent injunction to enforce the stock conversion and contractual obligations; and (iv) legal fees and costs of the litigation. The complaint was filed with a motion seeking: (i) a preliminary injunction seeking an immediate resolution of the case through the stock conversion; (ii) a consolidation of the trial with the preliminary injunctive hearing; and (iii) summary judgment on the first and third claims for relief.

The Company filed an opposition to the motion and at oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers.  On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint. As of June 30, 2019, there was no accurate assumption of liability to be accrued. It is the Company’s position that they issued all shares under the conversion terms.

NOTE 12 -	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the six months ended June 30, 2019, revenue came from three major customers; Jeffco, Med Air Solutions, and Rotmans. During the six months ended June 30, 2018, revenue came from three major customers; Jeffco, King Koil, and Rotmans. There was no receivable for Jeffco and Med Air Solutions as of June 30, 2019. Rotmans owed the Company approximately $1,400 at June 30, 2019. The receivable for Jeffco and Rotmans was approximately $7,000 and $2,300, respectively, at December 31, 2018. There was no receivable for Med Air Solutions as of December 31, 2018.

NOTE 12 -	MAJOR CUSTOMERS AND VENDORS (Continued)

During the six months ended June 30, 2019 and 2018, the Company made purchases from one major vendor; Lien A American, Inc. (“Lien A”). The Company owed Lien A approximately $89,000 and $83,000 at June 30, 2019 and December 31, 2018, respectively.

NOTE 13 -	SUBSEQUENT EVENTS

As discussed in Note 8, in July 2018, the Company issued 15 million shares in escrow, which CMA Investments, LLC (“CMA”) began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of June 30, 2019, the Company reduced the amounts due by $.9 million of the $1.5 million CMA Note through the issuance and sale of 15 million shares of its common stock that were previously held in escrow. The total value received upon the sale of the 15 million shares was less than the total obligation outstanding after all shares were sold through April 2019. In July 2019, the Company finalized an agreement to issue an additional 30 million shares to CMA to settle the shortfall. The details are as follows:

•	Upon delivery of 15 million shares for the second tranche, the debt will be considered fully satisfied. CMA can sell the shares at least six months after issue at no less than $0.01399 per share (subject to adjustment for stock split, reorganization, recapitalization, reclassification, reverse stock split or stock dividend).

•	Simultaneous with the CMA Note payoff, CMA will transfer 5 million shares of the third tranche to StillH2OS Financial, LLC (“StillH2OS”) to settle a claim regarding the conversion of debt if acceleration events are met. StillH2OS is a related party and former consultant to the Company.

•	The Company has a right to repurchase an option on or 5 million shares of the third tranche of CMA shares for $1.

•	CMA will provide consulting services to the Company for the next twelve months at no cost.

•	The agreement specifies that if the second tranche shares are sold at an average price of $0.08 and $0.10 per share, CMA must purchase 4 million shares of the Company. If the average price is between $0.15 and $0.20 per share, CMA must purchase 5 million shares of the Company.

•	The agreement specifies that if the third tranche shares are sold at an average price of $0.08 through $0.20, CMA must purchase 6 million shares of the Company.

On July 18, 2019, the Company entered into a $3 million loan facility with Fidelity Co-operative Bank, whereby it and Rotmans executed a Master Credit Agreement, a $3,000,000 Revolving Demand Line of Credit Note and a Master Security Agreement. As a demand note, the creditor may make a demand for payment at any time. Absent an extension, the line will be reduced to $2.5 million in September 2019. Steven Rotman personally guaranteed the Fidelity Co-operative Bank loan facility. As consideration for his guaranty, he was granted rights to preferred stock. The preferred stock has a redemption right (for 299 shares) for $75,000 after two years and voting rights equal to 40% of the voting class taken with all other classes of stock. The Company intends to file a Certificate of Designations to create the preferred class, after which Mr. Rotman will receive his preferred shares. Five other stockholders (some of whom are affiliates of the Company) who delivered a guarantee of $500,000 were granted rights to a separate class of preferred stock, which rights include a redemption right of $100,000 after two years and voting rights equal to 20% of the voting class taken with all other classes of stock. The Company intends to file one or more Certificates of Designations to create the preferred class, after which the guarantors will receive their preferred shares.

On July 22, 2019, the Company purchased 58% of the outstanding shares of common stock of Rotmans for an aggregate purchase price of $2,030,000, pursuant to a stock purchase agreement. The consideration is to be paid in 25% cash over 8 years and 75% in notes convertible to common shares. The Company expects this transaction to be accounted for as an acquisition of Rotmans by Vystar; however, the final accounting treatment is currently being assessed by the Company and its advisors. The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

The Company is in the process of finalizing the purchase price allocation and this preliminary allocation is subject to adjustment. Accordingly, differences between these preliminary estimates and the final allocation could have a material impact on the pro forma disclosures. The following table summarizes the preliminary allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimate of fair value (in thousands):

Consideration Paid:
Notes payable	$507
Convertible notes payable	1,523

Total consideration	$2,030

Purchase Price Allocation:
Accounts and notes receivable	$568
Inventories	5,308
Other current assets	573
Property and equipment	971
Other assets	537
Goodwill	2,175

Total identifiable assets	10,132
Line of credit	(2,196)
Notes payable	(414)
Accounts payable	(2,203)
Accrued expenses	(640)
Deferred revenue	(2,753)
Minority interest in net assets	104

Net assets acquired	$2,030

Acquisition costs associated with this transaction were approximately $60,000 through June 30, 2019 and were charged to expense. These costs were primarily for auditing and legal fees and are included in general and administrative expenses.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2019 and 2018, as if the Rotmans acquisition had occurred at the beginning of each of the respective periods (in thousands):

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue	$13,936	$15,474
Loss from operations	$(3,634)	$(3,350)
Net loss	$(4,595)	$(2,897)
Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.02)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2015, Vystar announced that it had entered into an exclusive agreement with NHS to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steven Rotman of Rotmans Furniture, who as of December 18, 2017 is the CEO of Vystar, that focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor, which has already attracted such firms as mattress manufacturer Gold Bond, that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. Vystar has focused on these segments since 2015 and will continue into 2019 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as the ISPA 2016 (International Sleep Products Association) held in Orlando, FL, the ISPA 2017 in Tampa, FL and the ISPA 2018 in Charlotte, NC. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement with NHS and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

In April of 2018 Vystar acquired the assets of NHS Holdings, LLC (“NHS”) executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex. NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

OVERVIEW (Continued)

Now unified under the Vytex brand, we anticipate developing additional product offerings and solidifying partnerships with multiple major manufacturing partners throughout the home furnishings industry. We anticipate our new offerings will include cushions and padding for use in seating and other products which we believe will achieve higher margins.

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc., formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (“VOCs”).

As part of Vystar’s mission to offer eco-friendly, sustainable materials and products that create a better environment for consumers and workers throughout the product lifecycle, UV Flu Technologies is an excellent counterpart to our Vytex materials and Vytex bedding products. Vystar products will help create a perfect natural sleep environment starting with Vytex bedding made from the purest latex in the world and UV Flu’s RxAir™ air purifier ensuring every breath is free of harmful pathogens, VOCs and odors.

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

On July 22, 2019, the Company acquired a controlling interest in Rotmans for $2,030,000, comprised of 25% cash over 4-8 years and 75% in notes convertible into shares. The Company expects this transaction to be accounted for as an acquisition of Rotmans by the Company, however, the final accounting treatment is currently being assessed by the Company and its advisors. Rotmans and the Company are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this transaction.

Rotmans, is the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassing over 200,000 square feet in Worcester, Mass., and employing 150 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans Furniture and Carpet will add approximately $30 million to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Additionally, it will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The acquisition is expected to dramatically increase Vystar shareholder value and liquidity through improved access to capital markets as well as lay the groundwork for future eco-friendly initiatives. As CEO of both Rotmans and Vystar, Steve Rotman will provide continuity of management and customer-focused values for Rotmans and Vystar.

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

About RxAir

RxAir promotes a healthy lifestyle through the use of its innovative, patented ViraTech air purification technology, thereby improving the quality of life of each and every customer. Independently tested by EPA- and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and VOCs. The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units. RxAir® and ViraTech® are registered trademarks of Vystar Corp. For more information, visit http://www.RxAir.com

In the first quarter, Vystar also made huge strides in enhancing Vystar’s large patent portfolio, continuing the outstanding work from previous management. Today, Vystar has 28 patents encompassing many continents. Vystar will be adding significant resources in the near term to enforce and prosecute infringers of our patents ensuring Vystar has the ability to fully collect on its proprietary Vytex investment.

In May of 2019, Vystar Corporation executed a patent assignment to purchase the assets of Fluid Energy Conversion Inc., (FEC), which consists primarily of U.S. and foreign rights to US Patent No. 7,897,121. The assets were purchased for 2,500,000 shares of common stock of Vystar Corporation (current approximate value of $100,000).

About FEC

FEC is a global green energy company whose patented and proprietary technologies harness sound energy in unique ways to destroy bacteria and viruses, improve water processing and irrigation, and enhance chemical reactions. FEC has married the science of sound energy, called sono-chemistry, with molecular fluid mechanics for the development of applications to more effectively kill pathogens, improve combustion efficiency, overcome the issues of hardwater mineral build up, and enhance vaporization of liquids. FEC’s science and technology has been proven in multiple studies with major corporations. Currently, FEC technology R&D is underway on the following initiatives:

•	Vystar plans to apply Fluid Energy Conversion (FEC) technology to increase pathogen killing efficiency, reduce size and cost of Vystar’s RxAir air purifiers.
•	FEC technology expected to be used to negate viruses and bacteria using sound energy in a highly proprietary manner.
•	Vystar plans to apply FEC technology to vape pens to improve substance delivery and control dosage.
•	Fluid Energy Conversion technology offers numerous eco-friendly product initiatives already in development in metering, energy, water purification, and medical uses.
•	A water filtration enhancement device in prototype stage to improve dialysis efficiency for those affected by renal failure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERVIEW (Continued)

During the first quarter, the Company focused on shoring up the raw material Vytex supply and distribution chain; further announcements will be made during the second quarter on these partnerships. In addition, during the second quarter, the Company brought in 3,000 plus products, consisting of foam slabs and mattress toppers, encompassing about hundred SKUs which are currently for sale, wholesale and retail, through various platforms. We also added about a dozen different pillow styles and a new super Firm 95 density topper category; this follows the first of its kind 55 density super plush made with Vytex. This is the first all-natural topper product we are aware of to be commercially developed world-wide at this low a density using natural rubber latex and, in our case, Vytex.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 with the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	CONSOLIDATED
Revenue, net	$185,563	$59,029	$126,534	214.4%

Cost of revenue	211,124	19,044	192,080	1008.6%

Gross profit (loss)	(25,561)	39,985	(65,546)	-163.9%

Operating expenses:

General and administrative	956,233	729,510	226,723	31.1%

Total operating expenses	956,233	729,510	226,723	31.1%

Loss from operations	(981,794)	(689,525)	(292,269)	42.4%
Other income (expense):
Other income (expense)	(2)	326,237	(326,239)	-100.0%
Loss on settlement of debt	(2,503)	—	(2,503)	0.0%
Interest expense	(40,403)	(61,302)	20,899	-34.1%

Total other income (expense), net	(42,908)	264,935	(307,843)	-116.2%

Net loss	$(1,024,702)	$(424,590)	$(600,112)	141.3%

Revenues

Revenues for the three months ended June 30, 2019 and 2018 from the Company were $185,563 and $59,029, respectively, for an increase of $126,534 or 214.4%. The increase in revenues was due to an increase in operations as a whole due to multiple acquisitions since March 31, 2018 and also due to the increase in Vytex licensing fees.

The Company reported gross income of $39,985 for the three-month period ended June 30, 2018 compared to a gross loss of $25,561 for the three-month period ended June 30, 2019, a decrease of $65,546. Cost of revenue for the three months ended June 30, 2019 and 2018 was $211,124 and $19,044, respectively, an increase of $192,080. The increase is due to the greater inventory needs primarily from the acquisitions of RxAir and NHS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $956,233 and $729,510 for the three months ended June 30, 2019 and 2018, respectively, an increase of $226,723 or 31.1%. The increase is mainly due to accounting and legal fees related to shareholder note conversions and the Rotmans transaction. Operating expenses included patents, latex consultants, accounting fees, and employee expenses.

Other Expense

Other expense for the three months ended June 30, 2019 was $42,908 which consisted of interest expense of $40,403, and loss on settlement of convertible notes payable of $2,503. This compares to other income of $264,935, which includes other income of $326,237, related to forgiveness of debt and interest expense of $61,302 for the three months ended June 30, 2019. The reason for the increase in other expense for the three months ended June 30, 2019 was related to prior financings.

Net Loss

Net loss was $1,024,702 and $424,590 for the three months ended June 30, 2019 and 2018, respectively, an increase of $600,112. The larger net loss the Company experienced in the quarter ended June 30, 2019 versus the same period in 2018 was primarily attributable to accounting and legal fees related to shareholder note conversions and the Rotmans transaction.

Comparison of the Six Months Ended June 30, 2019 with the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	CONSOLIDATED
Revenue, net	$377,230	$62,973	$314,257	499.0%

Cost of revenue	410,966	68,465	342,501	500.3%

Gross loss	(33,736)	(5,492)	(28,244)	514.3%

Operating expenses:

General and administrative	2,952,113	2,492,959	459,154	18.4%

Total operating expenses	2,952,113	2,492,959	459,154	18.4%

Loss from operations	(2,985,849)	(2,498,451)	(487,398)	19.5%
Other income (expense):
Other income (expense)	(154)	326,237	(326,391)	-100.0%
Gain on settlement of debt	12,442	—	12,442	0.0%
Interest expense	(140,066)	(102,750)	(37,316)	36.3%
Change in fair value of derivative liabilities	(1,044,250)	—	(1,044,250)	0.0%

Total other income (expense), net	(1,172,028)	223,487	(1,395,515)	-624.4%

Net loss	$(4,157,877)	$(2,274,964)	$(1,882,913)	82.8%

Revenues

Revenues for the six months ended June 30, 2019 and 2018 from the Company were $377,230 and $62,973, respectively, for an increase of $314,257, or 499.0%. The increase in revenues was due to an increase in operations as a whole due to multiple acquisitions since March 31, 2018 and also due to the increase in Vytex licensing fees.

For the Company, the gross loss increased from $5,492 for the six month period ended June 30, 2018 to a gross loss of $33,736 for the six month period ended June 30, 2019, an increase of $28,244. Cost of revenue for the six months ended June 30, 2019 and 2018 was $410,966 and $68,465, respectively, an increase of $342,501. The increased loss is mainly due accounting and legal fees related to the greater inventory needs primarily from the acquisitions of RxAir and NHS.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $2,952,113 and $2,492,959 for the six months ended June 30, 2019 and 2018, respectively, an increase of $459,154 or 18.4% due primarily to accounting and legal fees related to shareholder note conversions and the Rotmans transaction. Operating expenses included patents, latex consultants, accounting fees, and employee expenses.

RESULTS OF OPERATIONS (Continued)

Other Income (Expense)

Other expense for the six months ended June 30, 2019 was $1,172,028, which consisted of interest expense of $140,066, gain on settlement of convertible notes payable of $12,442, change in fair value of derivative liabilities of $1,044,250 and other expense of $154. This compares to other income of $223,487, that includes $326,237 related to forgiveness of debt and interest expense of $102,750, for the six months ended June 30, 2018. The reason for the increase in other expense for the six months ended June 30, 2019 was due to a gain recognized on the conversion of toxic debt instruments into shares of common stock, in addition to the increase in the fair value of derivative liabilities related to the convertible notes payable. The increase in interest expense for the six months ended June 30, 2019 was due to a non-cash expense related to debt discount amortization for convertible notes payable that fully converted during the period causing full recognition of the discount.

Net Loss

Net loss was $4,157,877 and $2,274,964 for the six months ended June 30, 2019 and 2018, respectively, an increase to net loss of $1,882,913 or 82.8%. The larger net loss the Company experienced in the six months ended June 30, 2019 versus the same period in 2018 was primarily attributable to the unusual and infrequent loss recognized from fair value changes to the derivative liabilities and the increase in interest expense arising from the conversion of convertible notes payable that fully converted into common stock during the period which resulted in expensing the remaining debt discount in full.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2019, the Company had cash of $505,449 and a deficit in working capital of approximately $1.0 million. Further, at June 30, 2019, the accumulated deficit amounted to approximately $37.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, stock warrant exercises from existing shareholders.

There can be no assurances that we will be able to achieve projected levels of revenue in 2019 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2019, which could have a material adverse effect on our ability to achieve our business objectives, and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products, services and competing technological developments. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Sources and Uses of Cash

For the six months ended June 30, 2019 and 2018, net cash used in operations was $639,349 and $694,189, respectively. The negative cash flow from operations for the six months ended June 30, 2019 and 2018 resulted primarily from accounting and legal fees related to the NHS, RxAir, FEC and Rotmans transactions.

Net cash used in investing activities of $10,019 for the six months ended June 30, 2019 was for costs associated with patent and trademark fees and website development costs. There was no investing activity during the six months ended June 30, 2018.

Net cash provided by financing activities of $1,104,764 for the six months ended June 30, 2019 consisted of mainly equity and debt arrangements. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,095,050, which included equity and debt arrangements.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period June 30, 2019 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

a)	We have a lack of segregation of duties due to the small size of the Company.

b)	The Company did not maintain reasonable control over records underlying transactions necessary to permit preparation of the Company’s financial statements.

c)	Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

d)	Lack of a formal CFO position who can devote significant attention to financial reporting resulted in multiple audit adjustments.

e)	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future period.

f)	Management expects to strengthen internal control during 2019 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the six months ended June 30, 2019, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock and Warrant Financings

From January 1, 2018 through December 31, 2018, we issued 1,011,875 warrants to purchase shares of common stock per the following:

Warrants	Exercise Price Per Share
286,875	$0.40 per share
600,000	$0.40 per share
125,000	$0.40 per share

These warrants were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the three months ended June 30, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the three months ended June 30, 2019 as part of a separate settlement in a cashless issuance.

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

During the six months ended June 30, 2019, the Company issued 156,715,384 shares under equity purchase agreements for cash proceeds totaling $583,299. Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the six months ended June 30, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year-end 2018. There were additional share issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the six months ended June 30, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed statement of operations in other income (expense) for the six months ended June 30, 2019. See Note 6 for further details on conversion of the Contingently Convertible Notes.

PART II. OTHER INFORMATION (Continued)

(a)	Common Stock and Warrant Financing (Continued)

As discussed in Note 6, in July 2018, the Company issued 15,000,000 shares in escrow which CMA began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of June 30, 2019, the Company reduced the amounts due by approximately $900,000 of the $1.5 million CMA note through the issuance and sale of approximately 15,000,000 shares of its common stock that were previously held in escrow.

Other Shares Issued

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

In March 2019, the Company issued a total of 31,333,333 shares for $200,000 in cash received from First Fire Global Opportunities Fund, LLC. The shares were issued to settle any exercise of the 286,875 warrants previously granted to the investor related to convertible debt that was already converted in addition to over conversion of previously outstanding convertible notes payable. These warrants were issued in connection with convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued above.

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

In May and June 2019, the Company issued 2,500,000 shares related to the purchase of the assets of Fluid Energy Technology and 666,667 shares to Crown Bridge Partners for amounts received after the close of the quarter.

During the six months ended June 30, 2019, the Company issued 151,951,451 shares for consulting services valued at approximately $2,383,440 based on the respective measurement dates. Of these shares, 81,664,655 were issued to related parties, see further detail of related party shares in Note 10.

(b)	Stock Option Grants

From January 1, 2018 through December 31, 2018, we issued 21,800,000 options to purchase common stock to Board members and consultants valued at $1,161,132.

From December 31, 2018 through June 30, 2019, the Company did not grant any stock options.

PART II. OTHER INFORMATION (Continued)

(c)	Proceeds from loans and shareholder, convertible and contingently convertible notes payable

Related Party Line of Credit (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC, a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA Directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (7.45% at June 30, 2019) on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the six months ended June 30, 2019 was 6.084%. There are no available borrowings under the CMA Note at June 30, 2019.

The holders of CMA Investments, LLC agreed as of July 10, 2018, to change the terms of the debt as follows:

●	The Company will continue to service the interest on the debt through 2019.

●	The Company entered into a Loan Payoff and Share Payment Agreement on July 10, 2018. The Company had borrowed approximately $1,500,000 from CMA Investments, LLC (a related party) (the “Lender”) pursuant to several promissory notes. The Lender made the loans by using proceeds from a loan through Atlantic Capital Bank (the “ACB Loan”). In lieu of cash, the Company has paid the Lender 15,000,000 shares of restricted common stock (the “Shares”), which based on closing price on June 10, 2018 of $0.034 is equal to $510,000, provided that the Company continue to pay interest on the ACB Loan on Lender’s behalf for a six-month period. The certificate representing the Shares was delivered to an escrow agent. After six months, the Escrow Agent was authorized to sell the Shares at a price of no less than $0.035 per share with a targeted date to complete sales of July 1, 2022. The Company is required to pay any shortfall between the proceeds Lender receives on the sale of the Shares and the total principal outstanding on the Company Loan at the settlement date. In the event of a surplus, the Company shall be authorized to repurchase the remaining Shares at par value.

●	The Company issued the 15 million shares in escrow which CMA began to sell at the end of the six-month waiting period. In the event that the total value received upon the sale of the shares was less than the total obligation, the Company shall either issue additional shares or pay in cash the shortfall. As of June 30, 2019, the Company reduced the amounts due by approximately $900,000 of the $1.5 million CMA note through the issuance out of escrow and sale of approximately15,000,000 shares of its common stock. The balance as of June 30, 2019 on the CMA note was $600,000.

Accrued interest on the loan was $6,250 and $0 as of June 30, 2019 and December 31, 2018, respectively. The Company incurred approximately $100,000 of consulting services with CMA during the six months ended June 30, 2019.

Loan Payable Fidelity Bank

During the year ended December 31, 2018, certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of June 30, 2019.

PART II. OTHER INFORMATION (Continued)

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes the shareholder notes payable:

	June 30, 2019	December 31, 2018
Shareholder, convertible and contingently convertible notes	$885,895	$542,528
Accrued interest	25,697	35,140
Debt discount	—	(73,519)

Total shareholder notes & accrued interest	911,592	504,149

less - current portion	(374,871)	(504,149)

Total long-term debt	$536,721	$—

Shareholder Notes Payable

Included in the table above, there were shareholder notes payable outstanding as of June 30, 2019 and December 31, 2018 totaled $885,895 and $338,195, respectively.

From January 1, 2018 to February 9, 2018, the Company issued Contingently Convertible notes payable (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are Convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are Convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these financial statements, the Company has issued certain Convertible and Contingently Convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The Convertible and Contingently Convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible and Contingently Convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the Convertible and Contingently Convertible notes were converted as of June 30, 2019. They were converted into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes became were converted.

In connection with the issuance of the Convertible and Contingently Convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the three months ended March 31, 2019 upon negotiation and conversion of the remaining outstanding balances.

PART II. OTHER INFORMATION (Continued)

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

As of June 30, 2019, the entire balance has been converted into 32,240,000 shares of common stock.

In addition, the following notes are Convertible after six months from the issue date:

Other Notes Payable

Issue Date and Name	Face Amount	Interest Rate	Maturity	Net Cash Proceeds	Amount Converted/Paid
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	80,000	12%	Nov 14, 2018	72,500	80,000
Feb 13, 2018 FirstFire Global	76,500	5%	Nov 13, 2018	72,500	81,500
May 2, 2018 Power Up #3	83,000	12%	May 23, 2019	80,000	83,000
October 10, 2018 Power Up #4	103,000	12%	October 10, 2019	103,000	103,000

All notes have been paid in full or fully converted as of June 30, 2019,

During the six months ended June 30, 2019, approximately $63,000 of the convertible notes above and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash.

PART II. OTHER INFORMATION (Continued)

Other Notes Payable, (continued)

During the six months ended June 30, 2019, the Company has issued certain Convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount will be converted into shares of the Company’s stock upon the triggering event of a reverse stock split based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount.

Issue Date	Face Amount	Interest Rate	Maturity	Net Cash Proceeds
Jan. 3, 2019	$4,500	5%	Jan. 3, 2021	$4,500
Jan. 3, 2019	93,750	5%	Jan. 3, 2021	93,750
Jan. 3, 2019	102,200	5%	Jan. 3, 2021	102,200
Feb. 4, 2019	18,750	5%	Feb. 4, 2021	18,750
June 4, 2019	7,500	5%	June 4, 2021	7,500
June 4, 2019	50,000	5%	June 4, 2021	50,000
June 4, 2019	4,000	5%	June 4, 2021	4,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	25,000	5%	June 4, 2021	25,000
June 4, 2019	12,000	5%	June 4, 2021	12,000

These notes can be converted only after an acceleration event which involves a symbol change, or uplisting, or reverse stock split.

On June 30, 2019, the Company issued Contingently Convertible promissory notes totaling $180,000, to Steve Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, and (iii) are convertible at the Company’s option after December 31, 2019. These notes mature five years from issuance. If converted, these notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in any 90-day period with a 50% discount.

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

PART II. OTHER INFORMATION (Continued)

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

VYSTAR CORPORATION

Date: August 19, 2019	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director