Form 10-Q
period 2019-09-30
Vystar Corp
filed 2019-11-25
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

Class	Outstanding as of November 25, 2019
Preferred Stock, $0.0001 par value per share	13,828	shares
Common Stock, $0.0001 par value per share	1,120,677,324	shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2019	2018
	(Unaudited)
Current assets:
Cash	$64,223	$50,053
Accounts and notes receivable	168,776	19,732
Inventories	5,436,519	570,587
Investments - equity securities	148,281	—
Prepaid expenses and other current assets	481,954	6,683
Deferred commission costs	110,000	—
Total current assets	6,409,753	647,055
Operating lease right-of-use assets	9,763,381	—
Property and equipment, net	1,995,632	291,346
Other assets:
Goodwill	737,648	147,092
Intangible assets, net	2,657,846	1,383,919
Notes receivable, net of current maturities	146,020	—
Deferred commission costs, net of current maturities	236,722	—
Deferred income taxes	282,000	—
Other	37,164	—
Total other assets	4,097,400	1,531,011
Total assets	$22,266,166	$2,469,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$2,066,146	$—
Long-term debt - current maturities	126,000	—
Accounts payable	2,946,108	726,159
Accrued expenses	433,326	101,979
Accrued share - based compensation	716,522	771,203
Operating lease liabilities - current maturities	964,000	—
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	362,098	504,149
Unearned revenue	2,109,872	—
Derivative liabilities	—	235,085
Total current liabilities	9,724,072	2,338,575

Long-term liabilities:
Related party line of credit	—	1,499,875
Long-term debt, net of current maturities	1,090,352	500,000
Operating lease liabilities, net of current maturities	8,046,165	—
Unearned revenue, net of current maturities	867,961	—
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities	2,111,738	—
Total long-term liabilities	12,116,216	1,999,875
Total liabilities	21,840,288	4,338,450

Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at September 30, 2019 and December 31, 2018, (liquidation preference of $87,771 and $77,447 at September 30, 2019 and December 31, 2018, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,120,677,324 and 457,747,818 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	112,067	45,774
Additional paid-in capital	38,262,223	31,485,532
Accumulated deficit	(39,230,782)	(33,400,345)
Common stock in treasury, at cost; 30,000 and 0 shares at September 30, 2019 and December 31, 2018, respectively	(30)	—
Total Vystar stockholders’ deficit	(856,521)	(1,869,038)
Noncontrolling interest	1,282,399	—
Total stockholders’ equity (deficit)	425,878	(1,869,038)
Total liabilities and stockholders’ equity (deficit)	$22,266,166	$2,469,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$6,040,201	$187,543	$6,417,431	$250,516

Cost of revenue	3,378,220	182,937	3,789,186	251,402

Gross profit (loss)	2,661,981	4,606	2,628,245	(886)

Operating expenses:
General and administrative, including non-cash share-based compensation of $305,672 and $115,072 for the three months ended September 30, 2019 and 2018, respectively; and $2,406,409 and $1,726,983 for the nine months ended September 30, 2019 and 2018, respectively.	3,871,282	477,705	6,823,395	2,970,664

Loss from operations	(1,209,301)	(473,099)	(4,195,150)	(2,971,550)

Other income (expense):
Loss on settlement of debt, net	(339,875)	—	(327,433)	—
Interest expense	(195,142)	(476,847)	(335,208)	(579,597)
Change in fair value of derivative liabilities	—	(95,365)	(1,044,250)	(95,365)
Other income	7,956	—	7,802	326,237

Total other expense, net	(527,061)	(572,212)	(1,699,089)	(348,725)

Net loss	(1,736,362)	(1,045,311)	(5,894,239)	(3,320,275)

Net loss attributable to noncontrolling interest	63,802	—	63,802	—

Net loss attributable to Vystar	$(1,672,560)	$(1,045,311)	$(5,830,437)	$(3,320,275)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	1,115,132,332	239,105,306	984,587,635	194,316,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Shares	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	—	$—	$(1,869,038)	$—	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236		2,032,236

Share based compensation - options					17,783				17,783		17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442		332,442

Common stock issued for cash received, net			144,933,992	14,493	420,307				434,800		434,800

Common stock issued for conversion of related party line of credit			2,512,900	251	143,278				143,529		143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663		1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Net loss	—	—	—	—	—	(3,133,174)	—	—	(3,133,174)	—	(3,133,174)

Ending balance March 31, 2019	13,828	1	1,057,482,127	105,746	35,730,012	(36,533,520)	(30,000)	(30)	(697,791)	—	(697,791)

Common stock issued for services			4,246,576	425	350,778				351,203		351,203

Share based compensation - options					17,047				17,047		17,047

Common stock issued for cash received, net			11,781,392	1,179	147,321				148,500		148,500

Common stock issued for conversion of related party line of credit			12,487,100	1,250	885,156				886,406		886,406

Common stock issued for asset purchase			2,500,000	250	99,750				100,000		100,000

Net loss	—	—	—	—	—	(1,024,702)	—	—	(1,024,702)	—	(1,024,702)

Ending balance June 30, 2019	13,828	1	1,088,497,195	108,850	37,230,064	(37,558,222)	(30,000)	(30)	(219,337)	—	(219,337)

Share based compensation - options					6,876				6,876		6,876

Common stock issued for cash received, net			2,180,129	217	80,282				80,499		80,499

Common stock issued for conversion of related party line of credit			30,000,000	3,000	945,001				948,001		948,001

Acquisition of noncontrolling interest									—	1,346,201	1,346,201

Net loss	—	—	—	—	—	(1,672,560)	—	—	(1,672,560)	(63,802)	(1,736,362)

Ending balance September 30, 2019	13,828	$1	1,120,677,324	$112,067	$38,262,223	$(39,230,782)	(30,000)	$(30)	$(856,521)	$1,282,399	$425,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Number		Number
	of		of		Additional
	Preferred	Preferred	Common	Common	Paid-in	Accumulated
	Shares	Shares	Shares	Stock	Capital	Deficit	Total

Ending balance December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	$(27,999,123)	$(2,857,366)

Common stock issued for services			1,498,000	150	51,115		51,265

Share based compensation - options					17,783		17,783

Net loss	—	—	—	—	—	(1,850,374)	(1,850,374)

Ending balance March 31, 2018	13,828	1	134,307,218	13,430	25,197,374	(29,849,497)	(4,638,692)

Common stock issued for services			430,571	43	38,692		38,735

Share based compensation - options					17,783		17,783

Common stock issued for asset purchases			55,687,500	5,569	2,925,450		2,931,019

Common stock issued upon conversion of convertible notes and settlement of derivatives			22,686,375	2,269	994,990		997,259

Common stock issued for signing bonus			22,521,408	2,252	951,341		953,593

Net loss	—	—	—	—	—	(424,590)	(424,590)

Ending balance June 30, 2018	13,828	1	235,633,072	23,563	30,125,630	(30,274,087)	(124,893)

Share based compensation - options					17,783		17,783

Common stock issued upon conversion of convertible notes and settlement of derivatives			37,336,391	3,734	588,958		592,692

Fair value of warrants issued with convertible debt					18,747		18,747

Net loss	—	—	—	—	—	(1,045,311)	(1,045,311)

Ending balance September 30, 2018	13,828	$1	272,969,463	$27,297	$30,751,118	$(31,319,398)	$(540,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,894,239)	$(3,320,275)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on settlement of debt	327,433	—
Share-based compensation	2,406,409	1,726,983
Depreciation	82,921	29,859
Amortization of intangible assets	175,592	126,653
Noncash lease expense	18,454	—
Amortization of debt discount	73,519	281,814
Change in fair value of derivative liabilities	1,044,250	242,788
Consulting	114,680	—
Net unrealized gain on available-for-sale investments	(7,056)	—
(Increase) decrease in assets:
Accounts receivable	5,772	(79,154)
Inventories	199,981	(228,865)
Prepaid expenses and other assets	(72,203)	5,141
Deferred commission costs	3,267	—
Increase (decrease) in liabilities:
Accounts payable	231,160	116,381
Accrued expenses	(178,536)	27,238
Unearned revenue	377,693	—
Net cash used in operating activities	(1,090,903)	(1,071,437)

Cash flows from investing activities:
Patents and trademark fees	(9,519)	(4,423)
Website development costs	(500)	—

Net cash used in investing activities	(10,019)	(4,423)

Cash flows from financing activities:
Net repayments on line of credit	(307,944)	—
Proceeds of Fidelity Bank loan	—	500,000
Repayment of long-term debt	(16,459)	—
Proceeds from the issuance of notes - related parties	577,648	—
Repayment of notes payable - related parties	(165,246)	—
Proceeds from the issuance of notes, net	30,881	753,550
Issuance of common stock, net of costs	996,242	—
Treasury stock repurchases	(30)	—

Net cash provided by financing activities	1,115,092	1,253,550

Net increase in cash	14,170	177,690

Cash - beginning of period	50,053	13,502

Cash - end of period	$64,223	$191,192

Cash paid during the period for:
Interest	$198,914	$93,540

Non-cash transactions:
Purchase of intangible assets with common stock	$100,000	$2,786,602
Acquisition of Rotmans with notes payable	2,030,000	—
Debt and accrued interest payable converted to common stock	64,329	—
Shares issued for accrued compensation	2,383,437	1,125,000
Shares issued for settlement of related party line of credit	1,977,935	—
Shareholder advances to related party on behalf of the Company	180,000	—
Convertible stock issued in settlement of convertible notes, discount and derivative liabilities	1,279,335	1,029,581
Derivatives issued as a debt discount	—	419,559
Reclass of derivative liabilities to additional paid-in capital	—	340,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we”, “us”, or “our”) is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vytex NRL uses a global multi-patented technology and proprietary formulation to reduce non-rubber particles including the antigenic proteins associated with latex allergies, resulting in a cleaner form of latex. The antigenic protein levels are reduced to virtually undetectable levels. On January 22, 2015, Vystar announced the signing of an exclusive domestic distribution agreement with Worcester, MA based Nature’s Home Solutions who sources eco-friendly materials and technologies for use in furnishings and other markets. On March 4, 2015, the Company announced that Hartford, CT based Gold Bond formed a strategic alliance with NHS Holdings, LLC (“NHS”) to produce and market the world’s first Vytex NRL based mattress. In June 2015, the first mattresses made with Vytex (hybrid and pure Vytex) were placed on the sales floor at Rotmans in Worcester, MA using the “Evaya” brand and Gold Bond had shipped four versions of their “Brilliance” inner coil and pure foam mattresses (Emerald, Ruby, Sapphire Plush and Sapphire Firm) to over 30 stores from Maine to Florida.

In April of 2018, Vystar acquired the assets of NHS Holdings, LLC (“NHS”) executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex. NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc., formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (VOCs).

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion Inc. (“FEC”), primarily consisting of its patent on the Hughes Reactor, which has the ability to control, enhance, and focus energy in flowing liquids and gases. Vystar intends to use this technology to enhance the effectiveness of Vystar’s RxAir purification system to destroy airborne pathogens while decreasing the cost and size of Vystar’s RxAir units.

As part of Vystar’s mission to offer eco-friendly, sustainable materials and products that create a better environment for consumers and workers throughout the product lifecycle, UV Flu Technologies is an excellent counterpart to our Vytex materials and Vytex bedding products. Vystar products will help create a perfect natural sleep environment starting with Vytex bedding made from the purest latex in the world and UV Flu Technologies’ RxAir™ air purifier ensuring every breath is free of harmful pathogens, VOCs and odors.

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S. Rotmans sells a broad line of residential furniture and decorative accessories and serves customers throughout the New England region. The acquisition is expected to add approximately $30 million in top line revenue and enable Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. In addition, Rotmans will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2018, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2019 and for the nine months ended September 30, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates made by management include, among others, the collectability of accounts receivable, allowance for obsolete inventory, deferred income taxes, depreciation methods and lives, the allocation of purchase price related to acquisitions, the recoverability of long-lived assets, valuation of derivative liabilities, recognition of certain accruals, and fair values of right of use assets and lease liabilities, share-based compensation and other equity issuances. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, equity securities, accounts payable, accrued expenses and interest payable, lines of credit, shareholder notes payable, long-term debt and unearned revenue. The carrying values of all the Company’s financial instruments approximate or equal fair value because of their short maturities and market interest rates or, in the case of equity securities, being stated at fair value.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2018 and are level 3 measurements. There have been no transfers between levels during the nine months ended September 30, 2019.

Acquisitions

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

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount management expects to collect from outstanding balances.

The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to various financial institutions at an average service charge of 6.0% in 2019. Amounts sold during the period from acquisition to September 30, 2019 was $1,890,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vytex customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2019 and December 31, 2018, the Company considers accounts receivable to be fully collectible.

The Company holds notes receivable from members of the Rotman family, see Note 12 for additional disclosures related to these notes. Current maturities of $36,000 are included in accounts and notes receivable at September 30, 2019.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of foam toppers, furniture, mattresses and pillows and is carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts related to prepaid insurance policies, which are expensed on a straight-line basis over the life of the underlying policy, and other expenses.

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2019, the Company believes that the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Leasehold improvements are being depreciated over their estimated useful lives since management intends to occupy each of its current facilities for the foreseeable future.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2019, the net balance of property and equipment is $1,995,632 with accumulated depreciation of $114,406. As of December 31, 2018, the net balance of property and equipment is $291,346 with accumulated depreciation of $31,485.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. The Company has five issued patents with the United States Patent and Trade Office (“USPTO”) as well as five issued international Patent Cooperation Treaty (“PCT”) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically 20 years.

The Company has trademark protection for “Vystar”, “Vytex”, and “RxAir” among others. Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized. Instead, they are evaluated annually for impairment.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the nine months ended September 30, 2019 and 2018, we did not recognize any impairment of our long-lived assets.

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We perform our annual impairment test at the end of each calendar year, or more frequently if events or changes in circumstances indicate the asset might be impaired.

Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition- date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

During the three months ended September 30, 2019, goodwill of $590,556 was recognized with the acquisition of Rotmans, see Note 17.

Convertible Notes Payable

Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operation over the period of the borrowings using the effective interest method.

Derivatives

The Company evaluates its debt instruments or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, during the nine months ended September 30, 2019, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a binomial options pricing model.

In accordance with the Financial Accounting Standards Board (“FASB”) fair value measurement guidance Accounting Standards Update (ASU) 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage. Included in current liabilities are customer payments and deposits of approximately $1,669,000. During the nine months ended September 30, 2019, the Company recorded total proceeds of approximately $6,049,000 and recognized total revenues of approximately $5,672,000 related to deferred revenue arrangements. During the nine months ended September 30, 2019, all of the recognized revenue related to deferred revenues originating from the acquisition of Rotmans.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for nine months ended September 30, 2019 and 2018, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,733,271 and 7,498,271 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,250,438 and 14,831,069 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,521,020 and 4,244,460 shares of common stock and common shares to be issued for share-based compensation of 16,677,000 and 6,014,286 for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue

On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our consolidated balance sheets as of September 30, 2019 and December 31, 2018 and to our consolidated statements of operations and cash flows for the nine months ended September 30, 2019 and 2018.

Our principal activities from which we generate our revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions at the retail store, on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2019 and December 31, 2018, reserves for estimated sales returns totaled $3,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers or in-house delivery services. Delivery fees are charged to customers and are included in revenue in the accompanying consolidated statements of operations and the costs associated with these deliveries are included in operating expenses in the accompanying consolidated statements of operations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying consolidated statements of operations.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue (Continued)

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. At September 30, 2019, deferred warranty revenue is approximately $1,309,000 and included in unearned revenue in the accompanying consolidated balance sheets. During the nine months ended September 30, 2019, the Company recorded total proceeds of approximately $96,000 and recognized total revenues of approximately $110,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At September 30, 2019, deferred commission costs are approximately $347,000. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. For the nine months ended September 30, 2019 and 2018, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $539,000 and $52,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the nine months ended September 30, 2019 and 2018.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. Credit concentration risk related to accounts receivable is mitigated as customer credit is checked prior to the sales and accounts receivable consists of a high number of relatively small balances.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Risks and Uncertainties

The Company is exposed to commodity price risk, mainly associated with variations in the market price for NRL as well as wintering of the Hevea trees, which differs for each country. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions including the buying climate in China. The Company responds to changes in NRL prices by adjusting sales prices on a weekly basis and by turning rather than holding inventory in anticipation of higher prices. The Company actively manages its exposure to commodity price risk and monitors the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. The Company also currently spreads the processing of Vytex NRL among three continents. Sales contracts are based on forward market prices, and generally orders are placed 30 to 90 days ahead of shipment date due to these fluctuations. However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made or when levels of inventory have an anticipated net realizable value that is below cost. The Company is also exposed to risks pertinent to the operations of a retailer, including, but not limited to, the ability to acquire new customers and maintain a strong brand as well as broader economic factors such as interest rates and changes in customer spending patterns.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company has adopted this standard (see Note 7), and it had no significant impact upon adoption but significant impact to the Company’s balance sheet upon the acquisition (see Note 17).

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (“ASC 350”), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company does not believe adoption will have a material impact on its financial condition or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with down round features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. The Company has adopted ASU 2017-11 and it did not have a material impact on its financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2017-07”), to include share-based payment transactions for acquiring goods and services from non- employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted ASU 2018-17 and it did not have a material impact on its financial statements.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2019, the Company had cash of $64,223 and a deficit in working capital of approximately $3.3 million. Further, at September 30, 2019, the accumulated deficit amounted to approximately $39.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 -	LIQUIDITY AND GOING CONCERN (Continued)

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, and stock warrant exercises from existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.  In addition, the Company has invested in new accounting and operations software, which will improve our ability to control inventory levels and monitor the financial performance of our operations.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2019 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2020, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce and license Vytex NRL raw materials and foam cores made from Vytex to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of the Company’s products, services and competing technological developments, the Company’s ability to successfully realize synergies through the integration of the merged companies, our ability to acquire new customers and maintain a strong brand, the success of our efforts to reduce expenses in our retail furniture business, as well as broader economic factors such as interest rates and changes in customer spending patterns. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 4 -	INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows as of September 30, 2019:

Cost	Gross Unrealized Gains	Fair Value
$141,225	$7,056	$148,281

Net unrealized holding gains on available-for-sale securities were approximately $7,000 since the date of the Rotmans acquisition and have been included in other income (expense).

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Leasehold improvements	$427,707	$—
Furniture, fixtures and equipment	761,129	3,831
Capital lease equipment	189,770	—
Tooling and testing equipment	319,000	319,000
Parking lots	365,707	—
Motor vehicles	46,725	—

	2,110,038	322,831
Accumulated depreciation	(114,406)	(31,485)

Property and equipment, net	$1,995,632	$291,346

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $82,921 and $29,859, respectively.

NOTE 6 -	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2019	December 31, 2018	Amortization Period (in Years)
Amortized intangible assets:
Customer relationships	$210,000	$100,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,430,000	610,000	5 - 10
Marketing related	410,000	—	5
Patents	351,668	242,149	6 - 20
Noncompete	50,000	50,000	5

Total	3,061,668	1,612,149
Accumulated amortization	(412,894)	(237,302)

Intangible assets, net	2,648,774	1,374,847
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$2,657,846	$1,383,919

During the three months ended September 30, 2019, amortized intangible assets of $1,340,000 were recognized with the acquisition of Rotmans (see Note 17).

Amortization expense for the nine months ended September 30, 2019 and 2018 was $175,592 and $126,653, respectively. Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2019	$108,025
2020	432,101
2021	432,101
2022	432,101
2023	425,490
Thereafter	818,956

Total	$2,648,774

NOTE 7 -	LEASES

After adoption of ASU 2016-02, the Company has lease arrangements for equipment, showroom and warehouse spaces. These leases expire at various dates through 2024 with options to extend to 2031.

The following table presents the lease-related assets and liabilities on the balance sheet:

		September 30,
Leases	Classification	2019

Assets
Operating lease assets	Operating lease right-of-use assets	$9,763,381
Finance lease assets	Property and equipment, net	174,335
Total lease assets		$9.937,716

Liabilities
Current
Operating	Current operating lease liabilities	$964,000
Finance	Current maturities of long-term debt	77,000
Noncurrent
Operating	Operating lease liabilities, net of current maturities	8,046,165
Finance	Long-term debt, net of current maturities	111,013
Total lease liabilities		$9,198,178

The table below presents the lease costs for finance and operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
Lease Cost	September 30, 2019	September 30, 2019
Finance lease cost
Amortization of leased assets	$15,435	$15,435
Interest on lease liabilities	1,257	1,257
Operating lease cost	323,239	323,239
Total lease cost	$339,931	$339,931

NOTE 7 -	LEASES (Continued)

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2019 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remaining in 2019	$368,047	$20,483	$388,530
2020	1,482,279	79,630	1,561,909
2021	1,489,582	70,607	1,560,189
2022	1,153,298	12,593	1,165,891
2023	906,959	11,741	918,700
Thereafter	6,671,179	979	6,672,158
Total future minimum lease payments	12,071,344	196,033	12,267,377
Less: Imputed interest	(3,061,179)	(8,020)	(3,069,199)
Present value of lease liabilities	$9,010,165	$188,013	$9,198,178

The following table presents other information related to leases:

Nine months ended September 30, 2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$278,988
Financing cash flows used for financing leases	$16,728

Right-of-use assets obtained in exchange for lease obligations	$9,975,859
Leased assets obtained in exchange for new finance lease liabilities	$189,770

Additional lease information:
Weighted average remaining lease term:
Operating leases	10
Finance leases	3

Weighted average discount rate:
Operating leases	6%
Finance leases	3%

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY

Line of Credit

The Company has a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances are limited to 50% of eligible inventory and bear interest at the prime rate plus 0.50% with a floor of 3.75%. The interest rate was 5.75% at September 30, 2019. The line of credit is due upon demand and is subject to renewal annually. It is secured by all assets of the Company. The credit line is subject to certain financial and non-financial covenants. The Company was not in compliance with certain covenants as of September 30, 2019 and has obtained a waiver through April 30, 2020.  Financial covenants are reviewed annually in April. Indebtedness to existing and future Rotman Family notes are subordinated to the bank debt. The line is also secured with a mortgage on a property of a wholly owned entity of Steven Rotman.

Borrowings under this agreement at September 30, 2019 were approximately $2,066,000 and available borrowings were $434,000.

Related Party Line of Credit (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC (“CMA”), a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA Investments, LLC. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% on amounts drawn and fees.

In July 2018, the Company issued 15 million shares in escrow, which CMA began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the CMA Note. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of September 30, 2019, the Company reduced the amounts due by $0.9 million of the $1.5 million CMA Note through the issuance and sale of 15 million shares of its common stock that were previously held in escrow. The total value received upon the sale of the 15 million shares was less than the total obligation outstanding after all shares were sold through April 2019.

In July 2019, the Company issued an additional 30 million shares to CMA to settle the shortfall. The details are as follows:

●	Upon delivery of the 30 million shares for the second and third tranches, the debt was fully satisfied. CMA can sell the shares at least six months after issue at no less than $0.01399 per share (subject to adjustment for stock split, reorganization, recapitalization, reclassification, reverse stock split or stock dividend).

●	Simultaneous with the CMA Note payoff, CMA was expected to transfer 5 million shares of the third tranche to StillH2OS Financial, LLC (“StillH2OS”) to settle a claim regarding the conversion of debt if acceleration events are met. StillH2OS is a related party and former consultant to the Company.

●	The agreement specifies CMA must purchase up to 19 million shares of the Company if the average sale prices of the shares in the second and third tranches are at or above certain thresholds. There have been no additional purchases of Company shares by CMA.

Long-Term Debt

Long-term debt consists of the following:

	2019	2018

Term notes	$520,839	$500,000
Rotman Family nonconvertible notes	507,500	—
Capital lease obligations	188,013	—
	1,216,352	500,000
Less: current maturities	(126,000)	—
	$1,090,352	$500,000

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

The approximate maturities for the succeeding years excluding capital lease obligations are as follows:

Remaining in 2019	$4,000
2020	62,000
2021	59,000
2022	62,000
2023	85,000
Thereafter	756,339
$1,028,339

Term Notes

During the year ended December 31, 2018, certain investors guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of September 30, 2019.

Other term debt totaling $20,839 at September 30, 2019 represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans (see Note 17), Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman were approximately $370,000 and $141,000 at September 30, 2019.

Shareholder, Convertible and Contingently Convertible Notes Payable

	September 30,	December 31,
	2019	2018

Shareholder, convertible and contingently convertible notes	$2,419,858	$542,528
Accrued interest	53,978	35,140
Debt discount	—	(73,519)
	2,473,836	504,149
Less: current maturities	(362,098)	(504,149)
	$2,111,738	$—

Shareholder Notes Payable

From January 1, 2018 to February 9, 2018, the Company issued Contingently Convertible notes payable (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. As of September 30, 2019, the balance on these notes was $217,554 and they were extended one additional year until January 2020 at which point they become eligible for conversion.

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these consolidated financial statements, the Company has issued certain Convertible and Contingently Convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The Convertible and Contingently Convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible and Contingently Convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the Convertible and Contingently Convertible notes was converted as of September 30, 2019. They were converted into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

In connection with the issuance of the Convertible and Contingently Convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the nine months ended September 30, 2019 upon negotiation and conversion of the remaining outstanding balances.

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

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company had the option to redeem the note at varying prices based upon the redemption date. As of September 30, 2019, the entire balance had been converted into shares of common stock.

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

Crown Bridge Partners has converted the first tranche into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion. As of September 30, 2019, the entire balance has been converted into 32,240,000 shares of common stock.

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

Other Notes Payable

The following notes were convertible after nine months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted/Paid

Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	$80,000	12%	Nov 14, 2018	$72,500	$80,000
Feb 13, 2018 FirstFire Global	$81,500	5%	Nov 13, 2018	$72,500	$81,500
May 2, 2018 Power Up #3	$83,000	12%	May 23, 2019	$80,000	$83,000
Oct 10, 2018 Power Up #4	$103,000	12%	Oct 10, 2019	$103,000	$103,000

During the nine months ended September 30, 2019, approximately $63,000 of the convertible notes above and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash. All convertible notes above have been paid in full or fully converted as of September 30, 2019.

During the nine months ended September 30, 2019, the Company has issued certain contingently convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. These notes, which are all outstanding at September 30, 2019, are included in the table below:

	Face	Interest		Net Cash
Issue Date	Amount	Rate	Maturity	Proceeds

Jan. 3, 2019	$4,500	5%	Jan. 3, 2021	$4,500
Jan. 3, 2019	$93,750	5%	Jan. 3, 2021	$93,750
Jan. 3, 2019	$102,200	5%	Jan. 3, 2021	$102,200
Feb. 4, 2019	$18,750	5%	Feb. 4, 2021	$18,750
June 4, 2019	$7,500	5%	June 4, 2021	$7,500
June 4, 2019	$50,000	5%	June 4, 2021	$50,000
June 4, 2019	$4,000	5%	June 4, 2021	$4,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$12,000	5%	June 4, 2021	$12,000
July 1, 2019	$5,500	5%	June 4, 2021	$5,500
July 11, 2019	$25,000	5%	June 4, 2021	$25,000

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY (Continued)

Rotman Family Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in any 90 day period with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman were approximately $107,000 and $57,000, respectively at September 30, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 17). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20 day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,114,000 and $424,000, respectively, at September 30, 2019.

NOTE 9 -	DERIVATIVE LIABILITIES

As of September 30, 2019, the Company had a $0 derivative liability balance on the consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $1,044,250 for the nine months ended September 30, 2019. The derivative liability activity comes from the Convertible notes payable (and any related warrants). The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. The Company fair values the embedded derivative using a lattice-based valuation model. The conversion feature is valued at the date the feature can be convertible which ranges from the issuance date of the note to 180 days after the issue date.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at September 30, 2019:

Fair Value of Embedded Derivative and Warrant Liabilities:

Fair Value of Embedded Derivative and Warrant Liabilities:
Balance, December 31, 2018	$235,085
Change in fair value	1,044,250
Settlement due to conversion	(1,279,335)

Balance, September 30, 2019	$—

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Cumulative Convertible Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock accumulates a 10% per annum dividend and was convertible at a conversion price of $0.075 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $0.05 per common share for those holders who invested an additional $25,000 or more in the Company’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

As of September 30, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $88,000 and could be converted into 4,521,020 shares of common stock, at the option of the holder.

As of December 31, 2018, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $77,000 and could be converted into 4,314,537 shares of common stock, at the option of the holder.

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock and Warrants

In January 2019, the Company repurchased 30,000 shares of common stock from an existing shareholder for $30 in cash. The transaction was recorded as treasury stock repurchased and is included in the accompanying consolidated financial statements as a separate item in the condensed statements of stockholders’ equity (deficit).

During the three months ended March 31, 2019, through majority shareholder consent, the Company increased the amount of authorized common stock shares to 1,500,000,000 which increased the available shares to be issued and outstanding.

During the nine months ended September 30, 2019, the Company issued 158,895,513 shares under equity purchase agreements for cash proceeds totaling $613,800. Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the nine months ended September 30, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year-end 2018. There were additional share issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners, LLC for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the nine months ended September 30, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed consolidated statements of operations in other income (expense) for the nine months ended September 30, 2019. See Note 8 for further details on conversion of the Contingently Convertible Notes.

As discussed in Note 8, in July 2018, the Company issued 15,000,000 shares in escrow which CMA Investments, LLC began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA Investments, LLC had to sell all shares at no less than $0.035 per share. As of September 30, 2019, the Company has fully satisfied the CMA note through the issuance of an additional 30,000,000 shares of its common stock.

Other Shares Issued

In January 2019, the Company issued 14,746,324 shares to Peak One Opportunity Fund, L.P. as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares noted above. On the date of settlement, the shares had a fair value of $33,917.

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

In January and March of 2019, the Company issued 31,166,667 shares for $100,000 in cash received from Crown Bridge Partners, LLC. The shares were issued to settle any exercise of the 125,000 warrants previously granted to the investor related to convertible debt that was already converted. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

In May and June 2019, the Company issued 2,500,000 shares related to the purchase of the assets of Fluid Energy Conversion Inc. and 666,667 shares to Crown Bridge Partners, LLC for amounts received after the close of the quarter.

During the nine months ended September 30, 2019, the Company issued 151,951,451 shares for consulting services valued at approximately $2,383,440 based on the respective measurement dates. Of these shares, 90,791,655 were issued to related parties, see further detail of related party shares in Note 12.

NOTE 11 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the nine months ended September 30, 2019:

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

In total for the nine months ended September 30, 2019 and 2018, the Company recorded $2,406,409 and $2,100,736, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of September 30, 2019 was $56,544 for non-vested share-based awards to be recognized over a period of approximately four years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2019, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of September 30, 2019. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine-month period ended September 30, 2019. The following table summarizes all stock option activity of the Company for the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding, December 31, 2018	29,098,270	$0.21	4.49

Granted	—	—	—

Exercised	—	—	—

Forfeited	(1,325,000)	0.21	—

Outstanding, September 30, 2019	27,773,270	$0.21	3.74

Exercisable, September 30, 2019	26,558,271	$0.21	3.98

As of September 30, 2019 and December 31, 2018, the aggregate intrinsic value of the Company’s outstanding options was approximately $1,000 and $22,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

NOTE 11 -	SHARE-BASED COMPENSATION (Continued)

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2018	15,488,832		$0.12	4.27

Granted	—		—	—

Exercised	—		—	—

Forfeited	(1,238,394)		1.01	—

Expired	—		—	—

Outstanding, September 30, 2019	14,250,438		$0.07	3.77

Exercisable, September 30, 2019	14,250,438		$0.07	3.77

Of the warrants that were forfeited, 1,011,875 of them were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the nine months ended September 30, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the nine months ended September 30, 2019 as part of a separate settlement in a cashless issuance. See further discussion in Note 10 of these consolidated financial statements.

NOTE 12 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid approximately $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the nine months ended September 30, 2019, the Company issued Steven Rotman 28,016,022 shares in accordance with his previous employment agreement that were accrued and expensed as of December 31, 2018. The Company expensed $276,000 during the nine months ended September 30, 2019 related to 4,000,000 shares issued for Steven Rotman’s services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $378,000 related to approximately 9,127,000 shares to be issued in the future.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com provided bookkeeping and management services to the Company. In exchange for such services, the Company entered into a consulting agreement with the related party entity through July 2019.

Per the Designcenter.com consulting agreement, Designcenter.com was to receive approximately $7,100 per month to be paid in cash or shares based on a 20-day average at a 50% discount to market, and a $10,000 quarterly bonus to be paid in shares using the same formula. During the nine months ended September 30, 2019, the Company issued Designcenters.com 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the nine months ended September 30, 2019, the Company expensed approximately $83,000 related to the consulting agreement. Of the expensed amount, approximately $41,000 was paid in cash. As of September 30, 2019, the Company had an accrued stock-based compensation balance of $42,000, for approximately 850,000 shares related to this party.

NOTE 12 -	RELATED PARTY TRANSACTIONS (Continued)

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the nine months ended September 30, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the nine months ended September 30, 2019, the Company expensed approximately $400,000. Of the expensed amount, approximately $135,000 was paid in cash. As of September 30, 2019, the Company had an accrued stock-based compensation balance of $265,000, or approximately 6,700,000 shares related to this party.

Polymer Consultancy Services, Ltd.

This entity is owned in part by Dr. R.K. Matthan, a director of the Company. Polymer Consultancy Services, Ltd. provides research and development consulting services related to the Company’s latex products. The Company paid Polymer Consultancy Services, Ltd. approximately $23,000 for these services in the nine months ended September 30, 2019.

Rotman Family Notes Receivable

The Company entered into separate agreements with members of the Rotman family to convert previous advances to ten-year term notes. The notes require annual payments totaling approximately $36,000 plus interest at 0.30% through maturity in April 2024. As of September 30, 2019, the balance on these notes is $182,020.

NOTE 13 -	COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place for 2019 with the CEO, Steven Rotman. See compensation terms in Note 12.

During the nine months ended September 30, 2019, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services.

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

The Company filed an opposition to the motion and at oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers. On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint. As of September 30, 2019, there was no accurate assumption of liability to be accrued. It is the Company’s position that they issued all shares under the conversion terms.

NOTE 14 -	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

NOTE 14 -	MAJOR CUSTOMERS AND VENDORS (Continued)

During the nine months ended September 30, 2019, the Company made approximately 26% of its purchases from two major vendors. The Company owed its major vendors approximately $400,000 at September 30, 2019. There were no significant customer or vendor concentrations at September 30, 2018.

NOTE 15 -	INCOME TAXES

Deferred tax assets consist of the following as of:

	September 30, 2019	September 30, 2018
Noncurrent deferred tax:
Federal	$4,853,337	$4,190,337
State	210,000	—
Valuation allowance	(4,781,337)	(4,190,337)

	$282,000	$—

Deferred taxes are caused by temporary differences in the valuation of inventories, depreciation and a large net operating loss carryforward.

A benefit from income taxes and related deferred taxes for the nine months ended September 30, 2019 and 2018 have not been computed due to the Company’s large net operating loss carryforwards and valuation allowance. The deferred tax asset as of September 30, 2019 was acquired with the Rotmans purchase (see Note 17).

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $20,940,000 as of December 31, 2018, of which approximately $18,410,000 expires beginning in 2024 and $2,530,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,280,000 and $2,470,000 as of December 31, 2018 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, Rotmans has a net operating loss carryforward of approximately $2,662,000 for federal income tax purposes of which $1,812,000 expires beginning in 2029 and $850,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $1,728,000 which expires beginning in 2022.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be suject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 16 -	PROFIT SHARING PLAN

The Company sponsors a qualified 401(k) profit sharing plan covering all eligible employees. The plan permits participants to make tax-deferred contributions to the plan by salary reduction. Company contributions are discretionary and are determined annually by the Board of Directors.

There were no Company contributions in 2019. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

The Company offers no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 17 -	ACQUISITION OF ROTMANS

On July 18, 2019, the Company acquired 58% of the outstanding shares of common stock of Rotmans, the largest furniture and flooring store in New England, for an aggregate purchase price of $2,030,000. The consideration is to be paid in 25% notes payable over 4 to 8 years and 75% in notes convertible to common shares (see Note 8). The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

NOTE 17 -	ACQUISITION OF ROTMANS (Continued)

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Consideration Paid:
Notes payable	$507,500
Contingently convertible notes payable	1,522,500

Total consideration	$2,030,000

Purchase Price Allocation:
Accounts and notes receivable	$300,836
Inventories	5,065,913
Other current assets	654,293
Operating lease right-of-use assets	9,975,859
Property and equipment	1,786,707
Other assets	559,153
Customer relationships	110,000
Trade name	820,000
Marketing related intangibles	410,000
Goodwill	590,556

Total identifiable assets	20,273,317
Line of credit	(2,374,090)
Notes payable	(225,311)
Accounts payable	(1,988,789)
Accrued expenses	(504,597)
Operating lease liabilities	(9,204,189)
Unearned revenue	(2,600,140)
Noncontrolling interest in net assets	(1,346,201)

Net assets acquired	$2,030,000

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The goodwill of $590,000 recognized in the third quarter is derived from the acquisition of Rotmans.  The combined capabilities of our two organizations, including improved infrastructure in support of purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service create an opportunity to grow our brands and accelerate long term growth and value for our people, customers, and suppliers. The addition of Rotmans to Vystar’s platform, positions the Company as an authority in our customers’ homes and also creates a showcase for Vystar’s products. This partnership represents a key opportunity to drive long-term growth and value creation for our shareholders. The Company has invested approximately $400,000 in the completion of the merger and has committed a considerable amount of staff resources, most of which is a one-time cost.

Unaudited pro forma financial information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and nine months ended September 30, 2019 and 2018, as if the acquisition and the related financing transactions had occurred on January 1, 2018. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total revenues	$7,258,091	$7,913,988	$21,262,403	$23,515,972
Loss from operations	$(1,136,151)	$(925,336)	$(4,751,198)	$(4,253,978)
Net loss	$(1,531,289)	$(1,492,526)	$(6,169,176)	$(4,589,945)
Basic and dilated loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 18 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements.

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

In addition to this technology focus, we are determined to have the “made with Vytex” claim added to products made using various forms of Vytex NRL. To help drive this effort, we’re focusing on products that benefit from Vytex NRL low non-rubber features. As part of this effort, we are working with a licensee to launch a line of foam core products used in various bedding products including pillows, mattresses and mattress toppers.

In January 2015, Vystar announced that it had entered into an exclusive agreement with NHS Holdings, LLC (“NHS”) to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steven Rotman of Rotmans, who as of December 18, 2017 is the CEO of Vystar, that focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor, which has already attracted such firms as mattress manufacturer Gold Bond, that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. Vystar has focused on these segments since 2015 and will continue into 2019 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as the ISPA 2016 (International Sleep Products Association) held in Orlando, FL, the ISPA 2017 in Tampa, FL and the ISPA 2018 in Charlotte, NC. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron, OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement with NHS and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

In April of 2018, Vystar acquired the assets of NHS executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex. NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

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

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc. (“UV Flu”), formerly traded on the OTC under the ticker UVFT, whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (“VOCs”).

As part of Vystar’s mission to offer eco-friendly, sustainable materials and products that create a better environment for consumers and workers throughout the product lifecycle, UV Flu is an excellent counterpart to our Vytex materials and Vytex bedding products. Vystar products will help create a perfect natural sleep environment starting with Vytex bedding made from the purest latex in the world and UV Flu’s RxAir™ air purifier ensuring every breath is free of harmful pathogens, VOCs and odors.

UV Flu products use 48 inches of high-intensity germicidal UV lamps that destroy bacteria, viruses and other germs instead of just trapping them, setting it apart from ordinary air filtration units. RxAir is one of the few UV air purifiers that have been proven in independent EPA- and FDA- certified testing laboratories to destroy on the first pass 99.6% of harmful airborne viruses and bacteria. In addition to inactivating airborne viruses that cause influenza (flu) and colds, RxAir’s device disarms the airborne pathogens that cause MRSA (staph), strep (whooping cough), tuberculosis (TB), measles, pneumonia and a myriad of other antibiotic-resistant and viral infections.

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

UV Flu’s products have world class engineering, are made to the highest quality standards and are extremely effective in settings ranging from homes to offices, healthcare facilities, salons, restaurants, and nursing homes.

About RxAir

RxAir promotes a healthy lifestyle through the use of its innovative, patented ViraTech air purification technology, thereby improving the quality of life of each and every customer. Independently tested by EPA- and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and VOCs. The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units. RxAir® and ViraTech® are registered trademarks of Vystar Corp. For more information, visit http://www.RxAir.com.

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

OVERVIEW (Continued)

About FEC

In May of 2019, Vystar Corporation executed a patent assignment to purchase the assets of Fluid Energy Conversion Inc., (“FEC”), which consists primarily of U.S. and foreign rights to US Patent No. 7,897,121. The assets were purchased for 2,500,000 shares of common stock of Vystar Corporation (current approximate value of $100,000).

FEC is a global green energy company whose patented and proprietary technologies harness sound energy in unique ways to destroy bacteria and viruses, improve water processing and irrigation, and enhance chemical reactions. FEC has married the science of sound energy, called sono- chemistry, with molecular fluid mechanics for the development of applications to more effectively kill pathogens, improve combustion efficiency, overcome the issues of hardwater mineral build up, and enhance vaporization of liquids. FEC’s science and technology has been proven in multiple studies with major corporations. Currently, FEC technology R&D is underway on the following initiatives:

●	Vystar plans to apply FEC technology to increase pathogen killing efficiency, reduce size and cost of Vystar’s RxAir air purifiers.

●	FEC technology expected to be used to negate viruses and bacteria using sound energy in a highly proprietary manner.

●	Vystar plans to apply FEC technology to vape pens to improve substance delivery and control dosage.

●	FEC technology offers numerous eco-friendly product initiatives already in development in metering, energy, water purification, and medical uses.

●	A water filtration enhancement device in prototype stage to improve dialysis efficiency for those affected by renal failure.

About Rotmans

On July 18, 2019, the Company acquired a controlling interest in Rotmans for $2,030,000, comprised of 25% in notes payable over 4-8 years and 75% in notes convertible into common shares. Rotmans and the Company are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this transaction.

Rotmans, the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassing over 200,000 square feet in Worcester, Mass., and employing 150 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans is expected to add approximately $30 million annually to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Additionally, it will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The acquisition is expected to dramatically increase Vystar shareholder value and liquidity through improved access to capital markets as well as lay the groundwork for future eco-friendly initiatives. As CEO of both Rotmans and Vystar, Steven Rotman will provide continuity of management and customer- focused values for Rotmans and Vystar.

During the third quarter of 2019, the Company focused on the completion of the Rotmans acquisition and subsequent integration of the Company’s sales, marketing, warehousing, and accounting functions. New systems, controls, and procedures are being added as well as a host of additional staff and software. The Company has invested significantly in the completion of the merger and has committed a considerable amount of staff resources, most of which is a one-time cost. We believe the combined capabilities of our two organizations create an opportunity to amplify the authentic and special brands we have built and accelerate the pursuit of our vision to build the most innovative and inspirational home furnishings brand. Together, we will create a dramatic path toward long term growth and value for our brand, people, customers, and suppliers. We are thrilled to add this prestigious brand to Vystar’s platform, as it not only positions Vystar as an authority in one of the most important and profitable rooms of the home – the bedroom – but also creates a showcase for Vystar. There are very few opportunities to acquire a well-managed, growing company such as Rotmans, especially given Vystar’s previous size. This partnership represents a key opportunity to drive long-term growth and value creation for our shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 with the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change

	CONSOLIDATED

Revenue	$6,040,201	$187,543	$5,852,658	3,120.7%

Cost of revenue	3,378,220	182,937	3,195,283	1,746.7%

Gross profit (loss)	2,661,981	4,606	2,657,375	57,693.8%

Operating expenses:

General and administrative	3,871,282	477,705	3,393,577	710.4%

Loss from operations	(1,209,301)	(473,099)	(736,202)	155.6%

Other income (expense):
Loss on settlement of debt	(339,875)	—	(339,875)	100.0%
Interest expense	(195,142)	(476,847)	281,705	-59.1%
Change in fair value of derivative liabilities	—	(95,365)	95,365	-100.0%
Other income	7,956	—	7,956	100.0%

Total other expense, net	(527,061)	(572,212)	45,151	-7.9%

Net loss	(1,736,362)	(1,045,311)	(691,051)	66.1%

Net loss attributable to noncontrolling interest	63,802	—	63,802	100.0%

Net loss attributable to Vystar	$(1,672,560)	$(1,045,311)	$(627,249)	60.0%

Revenues

Revenues for the three months ended September 30, 2019 and 2018 from the Company were $6,040,201 and $187,543, respectively, for an increase of $5,852,658 or 3,120.7%. The significant increase in revenues was due to an increase in operations as a whole due to multiple acquisitions since March 31, 2018.

The Company reported a significant increase in gross income to $2,661,981 for the three-month period ended September 30, 2019 compared to gross income of $4,606 for the three-month period ended September 30, 2018, an increase of $2,657,375. The cost of revenue for the three months ended September 30, 2019 and 2018 was $3,378,220 and $182,937, respectively, an increase of 1,746.7%. The increase is due to the greater inventory needs primarily from the acquisitions of Rotmans, UV Flu and NHS.

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $3,871,282 and $477,705 for the three months ended September 30, 2019 and 2018, respectively, an increase of $3,393,577 or 710.4%. The increase is mainly due to accounting and legal fees related to shareholder note conversions and the Rotmans transaction. Operating expenses included patents, latex consultants, accounting fees, and employee expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Other Income (Expense)

Other expense for the three months ended September 30, 2019 was $527,061, which primarily consisted of a loss on settlement of convertible notes payable of $339,875 and interest expense of $195,142. This compares to other expense of $572,212, for the three months ended September 30, 2018, which includes interest expense of $476,847 and change in the fair value of derivative liabilities of $95,365. The reason for the decrease in other expense for the three months ended September 30, 2019 was related to prior financings.

Net Loss

Net loss attributable to Vystar was $1,672,560 and $1,045,311 for the three months ended September 30, 2019 and 2018, respectively, an increase of $627,249. The larger net loss the Company experienced in the quarter ended September 30, 2019 versus the same period in 2018 was primarily attributable to accounting and legal fees related to shareholder note conversions and the Rotmans transaction.

Comparison of the Nine Months Ended September 30, 2019 with the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change

	CONSOLIDATED

Revenue	$6,417,431	$250,516	$6,166,915	2,461.7%

Cost of revenue	3,789,186	251,402	3,537,784	1,407.2%

Gross profit (loss)	2,628,245	(886)	2,629,131	-296,741.6%

Operating expenses:

General and administrative	6,823,395	2,970,664	3,852,731	129.7%

Loss from operations	(4,195,150)	(2,971,550)	(1,223,600)	41.2%

Other income (expense):
Loss on settlement of debt	(327,433)	—	(327,433)	100.0%
Interest expense	(335,208)	(579,597)	244,389	-42.2%
Change in fair value of derivative liabilities	(1,044,250)	(95,365)	(948,885)	995.0%
Other income	7,802	326,237	(318,435)	-97.6%

Total other expense, net	(1,699,089)	(348,725)	(1,350,364)	387.2%

Net loss	(5,894,239)	(3,320,275)	(2,573,964)	77.5%

Net loss attributable to noncontrolling interest	63,802	—	63,802	100.0%

Net loss attributable to Vystar	$(5,830,437)	$(3,320,275)	$(2,510,162)	75.6%

Revenues

Revenues for the nine months ended September 30, 2019 and 2018 from the Company were $6,417,431 and $250,516, respectively, for an increase of $6,166,915, or 2,461.7%. The increase in revenues was due to an increase in operations as a whole due to multiple acquisitions since March 31, 2018.

For the Company, gross profit increased from a gross loss of $886 for the nine months ended September 30, 2018 to gross profit of $2,628,245 for the nine months ended September 30, 2019, an increase of $2,629,131. Cost of revenue for the nine months ended September 30, 2019 and 2018 was $3,789,186 and $251,402, respectively, an increase of $3,537,784. The increase is mainly due accounting and legal fees related to the greater inventory needs primarily from the acquisitions of UV Flu, NHS, and Rotmans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Operating Expenses

The Company’s operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $6,823,395 and $2,970,664 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $3,852,731 or 129.7% due primarily to accounting and legal fees related to shareholder note conversions and the Rotmans transaction. Operating expenses included patents, latex consultants, accounting fees, and employee expenses.

Other Income (Expense)

Other expense for the nine months ended September 30, 2019 was $1,699,089, which consisted of interest expense of $335,208, loss on settlement of convertible notes payable of $327,433, change in fair value of derivative liabilities of $1,044,250 and other income of $746. This compares to other expense of $348,725 for the nine months ended September 30, 2018, which includes $326,237 related to forgiveness of debt and interest expense of $579,597. The reason for the increase in other expense for the nine months ended September 30, 2019 was due to a loss recognized on the conversion of debt instruments into shares of common stock, in addition to the increase in the fair value of derivative liabilities related to the convertible notes payable. The decrease in interest expense for the nine months ended September 30, 2019 was due to the settlement of the CMA note in the third quarter.

Net Loss

Net loss attributable to Vystar was $5,830,437 and $3,320,275 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $2,510,162 or 75.6%. The larger net loss the Company experienced in the nine months ended September 30, 2019 versus the same period in 2018 was primarily attributable to the unusual and infrequent loss recognized from fair value changes to the derivative liabilities and the loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2019, the Company had cash of $64,233 and a deficit in working capital of approximately $3.3 million. Further, at September 30, 2019, the accumulated deficit amounted to approximately $39.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, and stock warrant exercises from existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.

There can be no assurances that we will be able to achieve projected levels of revenue in 2019 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2020, which could have a material adverse effect on our ability to achieve our business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which we can introduce and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products, services and competing technological developments; and the success of our efforts to reduce expenses in our retail furniture business. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Sources and Uses of Cash

For the nine months ended September 30, 2019 and 2018, net cash used in operations was $1,090,903 and $1,071,437, respectively. The negative cash flow from operations for the nine months ended September 30, 2019 and 2018 resulted primarily from accounting and legal fees related to the NHS, UV Flu, FEC and Rotmans transactions.

Net cash used in investing activities of $10,019 for the nine months ended September 30, 2019 was for costs associated with patent and trademark fees and website development costs compared to net cash used in investing activities of $4,423 for the nine months ended September 30, 2018 for costs related to patent and trademark fees.

Net cash provided by financing activities of $1,115,092 for the nine months ended September 30, 2019 consisted of mainly equity and debt arrangements. Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,253,550, which included equity and debt arrangements.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period September 30, 2019 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

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

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the nine months ended September 30, 2019, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock and Warrant Financings

From January 1, 2018 through December 31, 2018, we issued 1,011,875 warrants to purchase shares of common stock per the following:

Exercise
Price
Warrants	Per Share

286,875	$0.40 per share
600,000	$0.40 per share
125,000	$0.40 per share

These warrants were issued in connection with convertible notes payable. When the notes fully converted, 411,875 warrants were forfeited during the three months ended September 30, 2019 as part of a settlement in two separate cash transactions. The remaining 600,000 warrants were forfeited during the three months ended September 30, 2019 as part of a separate settlement in a cashless issuance.

In January 2019, the Company repurchased 30,000 shares of common stock from an existing shareholder for $30 in cash. The transaction will be recorded as treasury stock repurchased and is included in the accompanying financial statements as a separate item in the condensed consolidated statement of stockholders’ equity.

During the three months ended March 31, 2019, through majority shareholder consent, the Company increased the amount of authorized common stock shares to 1,500,000,000 which increased the available shares to be issued and outstanding.

During the nine months ended September 30, 2019, the Company issued 158,895,513 shares under equity purchase agreements for cash proceeds totaling $613,800. Included in this amount are 12,999,999 of shares purchased for $14,000 from related parties. Approximately 54,999,997 shares were issued during the nine months ended September 30, 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year-end 2018. There were additional share issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners, LLC for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the nine months ended September 30, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the condensed consolidated statements of operations in other income (expense) for the nine months ended September 30, 2019. See Note 8 for further details on conversion of the Contingently Convertible Notes.

PART II. OTHER INFORMATION (Continued)

(a)	Common Stock and Warrant Financing (Continued)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC (“CMA”), a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% on amounts drawn and fees.

In July 2018, the Company issued 15 million shares in escrow, which CMA began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the CMA Note. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of September 30, 2019, the Company reduced the amounts due by $0.9 million of the $1.5 million CMA Note through the issuance and sale of 15 million shares of its common stock that were previously held in escrow. The total value received upon the sale of the 15 million shares was less than the total obligation outstanding after all shares were sold through April 2019.

In July 2019, the Company issued an additional 30 million shares to CMA to settle the shortfall. The details are as follows:

●	Upon delivery of the 30 million shares for the second and third tranches, the debt was fully satisfied. CMA can sell the shares at least six months after issue at no less than $0.01399 per share (subject to adjustment for stock split, reorganization, recapitalization, reclassification, reverse stock split or stock dividend).

●

Simultaneous with the CMA Note payoff, CMA was expected to transfer 5 million shares of the third tranche to StillH2OS Financial, LLC (“StillH2OS”) to settle a claim regarding the conversion of debt if acceleration events are met. StillH2OS is a related party and former consultant to the Company.

●	The agreement specifies CMA must purchase up to 19 million shares of the Company if the average sale prices of the shares in the second and third tranches are at or above certain thresholds. There have been no additional purchases of Company shares by CMA.

Other Shares Issued

In January 2019, the Company issued 14,746,324 shares to Peak One Opportunity Fund L.P. as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above. On the date of settlement, the shares had a fair value of $33,917.

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

In January and March of 2019, the Company issued 31,166,667 shares for $100,000 in cash received from Crown Bridge Partners, LLC. The shares were issued to settle any exercise of the 125,000 warrants previously granted to the investor related to convertible debt that was already converted. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited during the three months ended March 31, 2019 in exchange for shares issued for cash noted above.

In May and June 2019, the Company issued 2,500,000 shares related to the purchase of the assets of Fluid Energy Conversion Inc. and 666,667 shares to Crown Bridge Partners, LLC for amounts received after the close of the quarter.

During the nine months ended September 30, 2019, the Company issued 151,951,451 shares for consulting services valued at approximately $2,383,440 based on the respective measurement dates. Of these shares, 81,664,655 were issued to related parties, see further detail of related party shares in Note 12.

(b)	Stock Option Grants

From January 1, 2019 through September 30, 2019, the Company did not grant any stock options.

PART II. OTHER INFORMATION (Continued)

(c)	Proceeds from loans and shareholder, convertible and contingently convertible notes payable

Related Party Line of Credit (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC (“CMA”), a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors of the Company (“CMA directors”) were initially the members of CMA. Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% on amounts drawn and fees.

In July 2018, the Company issued 15 million shares in escrow, which CMA began to sell in March 2019 at the end of the six-month period. The shares were sold at their discretion to bring down the balance of the CMA Note. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of September 30, 2019, the Company reduced the amounts due by $0.9 million of the $1.5 million CMA Note through the issuance and sale of 15 million shares of its common stock that were previously held in escrow. The total value received upon the sale of the 15 million shares was less than the total obligation outstanding after all shares were sold through April 2019.

In July 2019, the Company issued an additional 30 million shares to CMA to settle the shortfall. The details are as follows:

●	Upon delivery of the 30 million shares for the second and third tranches, the debt was fully satisfied. CMA can sell the shares at least six months after issue at no less than $0.01399 per share (subject to adjustment for stock split, reorganization, recapitalization, reclassification, reverse stock split or stock dividend).

●

Simultaneous with the CMA Note payoff, CMA was expected to transfer 5 million shares of the third tranche to StillH2OS Financial, LLC (“StillH2OS”) to settle a claim regarding the conversion of debt if acceleration events are met. StillH2OS is a related party and former consultant to the Company.

●	The agreement specifies CMA must purchase up to 19 million shares of the Company if the average sale prices of the shares in the second and third tranches are at or above certain thresholds. There have been no additional purchases of Company shares by CMA.

Term Notes

During the year ended December 31, 2018, certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of September 30, 2019.

Other term debt totaling $20,839 at September 30, 2019 represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes the shareholder notes payable:

	September 30,	December 31,
	2019	2018

Shareholder, convertible and contingently convertible notes	$2,419,858	$542,528
Accrued interest	53,978	35,140
Debt discount	—	(73,519)

	2,473,836	504,149
Less - current maturities	(362,098)	(504,149)

	$2,111,738	$—

PART II. OTHER INFORMATION (Continued)

Shareholder Notes Payable

From January 1, 2018 to February 9, 2018, the Company issued Contingently Convertible notes payable (the “Notes”) for contract work performed by other entities in lieu of compensation and expense reimbursement in the amount of $195,635. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. As of September 30, 2019, the balance on these notes was $217,554 and they were extended one additional year until January 2020 at which point they become eligible for conversion.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through the date of these consolidated financial statements, the Company has issued certain Convertible and Contingently Convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represents the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The Convertible and Contingently Convertible notes provide for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible and Contingently Convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the Convertible and Contingently Convertible notes was converted as of September 30, 2019. They were converted into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

In connection with the issuance of the Convertible and Contingently Convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the nine months ended September 30, 2019 upon negotiation and conversion of the remaining outstanding balances.

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

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company had the option to redeem the note at varying prices based upon the redemption date. As of September 30, 2019, the entire balance has been converted into shares of common stock.

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

As of September 30, 2019, the entire balance has been converted into 32,240,000 shares of common stock.

PART II. OTHER INFORMATION (Continued)

Other Notes Payable

The following notes were convertible after none months from the issue date.

Issue Date and Name	Face Amount	Interest Rate	Maturity	Net Cash Proceeds	Amount Converted/Paid
Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	$80,000	12%	Nov 14, 2018	$72,500	$80,000
Feb 13, 2018 FirstFire Global	$81,500	5%	Nov 13, 2018	$72,500	$81,500
May 2, 2018 Power Up #3	$83,000	12%	May 23, 2019	$80,000	$83,000
Oct 10, 2018 Power Up #4	$103,000	12%	Oct 10, 2019	$103,000	$103,000

During the nine months ended September 30, 2019, approximately $63,000 of the convertible notes above and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash. All convertible notes above have been paid in full or fully converted as of September 30, 2019.

During the nine months ended September 30, 2019, the Company has issued certain contingently convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. These notes, which are all outstanding at September 30, 2019, are included in the table below:

	Face	Interest		Net Cash
Issue Date	Amount	Rate	Maturity	Proceeds
Jan. 3, 2019	$4,500	5%	Jan. 3, 2021	$4,500
Jan. 3, 2019	$93,750	5%	Jan. 3, 2021	$93,750
Jan. 3, 2019	$102,200	5%	Jan. 3, 2021	$102,200
Feb. 4, 2019	$18,750	5%	Feb. 4, 2021	$18,750
June 4, 2019	$7,500	5%	June 4, 2021	$7,500
June 4, 2019	$50,000	5%	June 4, 2021	$50,000
June 4, 2019	$4,000	5%	June 4, 2021	$4,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$25,000	5%	June 4, 2021	$25,000
June 4, 2019	$12,000	5%	June 4, 2021	$12,000
July 1, 2019	$5,500	5%	June 4, 2021	$5,500
July 11, 2019	$25,000	5%	June 4, 2021	$25,000

PART II. OTHER INFORMATION (Continued)

Rotman Family Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in any 90 day period with a 50% discount. The balance of the notes payable to Steven and Greg Rotman were approximately $107,000 and $57,000, respectively, at September 30, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 17). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event, which involves a symbol change or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20 day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,114,000 and $424,000, respectively, at September 30, 2019. In addition, Steven and Bernard Rotman were also issued related party notes payable in the amounts of $367,500 and $140,000, respectively, for the acquisition of 58% of Rotmans. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance and payments begin six months from issuance until maturity. The balance of these notes payable including accrued interest to Steven and Bernard Rotman were approximately $370,000 and $141,000 at September 30, 2019.

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

PART II. OTHER INFORMATION (Continued)

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

VYSTAR CORPORATION

Date: November 25, 2019	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director