Form 10-Q
period 2020-03-31
Vystar Corp
filed 2020-07-06
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

Class	Outstanding as of July 6, 2020
Preferred Stock, $0.0001 par value per share	13,698	shares
Common Stock, $0.0001 par value per share	1,105,776,437	shares

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2019. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2019 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$403,091	$72,355
Accounts receivable	40,155	38,526
Stock subscription receivable	49,250	49,250
Inventories	3,916,997	4,114,977
Investments - equity securities, at fair value	99,095	149,517
Prepaid expenses and other	311,476	602,980
Deferred commission costs	124,725	129,123

Total current assets	4,944,789	5,156,728

Property and equipment, net	1,787,616	1,879,739
Operating lease right-of-use assets	10,094,497	10,379,685
Finance lease right-of-use assets, net	871,246	849,209

Other assets:
Intangible assets, net	2,389,056	2,489,612
Goodwill	460,301	460,301
Inventories, long-term	890,130	935,121
Deferred commission costs, net of current portion	211,335	217,024
Other	34,377	34,377

Total other assets	3,985,199	4,136,435

Total assets	$21,683,347	$22,401,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$2,163,562	$2,413,539
Term notes - current maturities	769,814	16,374
Accounts payable	3,124,371	2,846,306
Accrued expenses	350,117	681,758
Stock subscription payable	1,298,931	1,150,125
Operating lease liabilities - current maturities	1,071,000	1,055,000
Finance lease liabilities - current maturities	171,000	167,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	611,281	366,326
Related party debt - current maturities	46,000	46,000
Unearned revenue	1,662,716	1,677,171
Derivative liabilities	1,499,800	1,499,800

Total current liabilities	12,768,592	11,919,399

Long-term liabilities:
Term notes, net of current maturities	500,000	500,000
Operating lease liabilities, net of current maturities	7,231,508	7,490,431
Finance lease liabilities, net of current maturities	707,524	694,487
Unearned revenue, net of current maturities	811,550	823,401
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities and debt discount	319,681	494,363
Related party debt, net of current maturities and debt discount	2,049,797	1,712,259

Total long-term liabilities	11,620,060	11,714,941

Total liabilities	24,388,652	23,634,340

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding (liquidation preference of $94,779 and $91,275 at March 31, 2020 and December 31, 2019 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,105,762,080 shares issued and 1,105,732,080 shares outstanding	110,573	110,573
Additional paid-in capital	38,442,169	38,436,607
Accumulated deficit	(42,472,344)	(41,104,967)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(3,919,631)	(2,557,816)

Noncontrolling interest	1,214,326	1,325,272

Total stockholders’ deficit	(2,705,305)	(1,232,544)

Total liabilities and stockholders’ deficit	$21,683,347	$22,401,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$5,932,238	$191,667

Cost of revenue	2,932,614	199,842

Gross profit (loss)	2,999,624	(8,175)

Operating expenses:
Salaries, wages and benefits	1,454,074	-
Share-based compensation	154,368	1,612,286
Professional fees	292,696	192,029
Advertising	446,695	20,483
Rent	293,171	-
Service charges	183,577	1,126
Depreciation and amortization	243,923	49,653
Other operating	781,673	120,303

Total operating expenses	3,850,177	1,995,880

Loss from operations	(850,553)	(2,004,055)

Other income (expense):
Gain on settlement of debt, net	-	14,945
Interest expense	(604,714)	(99,663)
Change in fair value of derivative liabilities	-	(1,044,250)
Other income (expense), net	(23,056)	(151)

Total other expense, net	(627,770)	(1,129,119)

Net loss	(1,478,323)	(3,133,174)

Net loss attributable to noncontrolling interest	110,946	-

Net loss attributable to Vystar	$(1,367,377)	$(3,133,174)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	1,105,732,080	770,752,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Common stock and warrants issued for services					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,367,377)	-	-	(1,367,377)	(110,946)	(1,478,323)

Ending balance March 31, 2020	13,828	$1	1,105,762,080	$110,573	$38,442,169	$(42,472,344)	(30,000)	$(30)	$(3,919,631)	$1,214,326	$(2,705,305)

The accompanying notes are an integral part of these condensed financial statements

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	-	$-	$(1,869,038)	$-	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236		2,032,236

Share based compensation - options					17,783				17,783		17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442		332,442

Common stock issued for cash received, net			144,933,992	14,493	420,307				434,800		434,800

Common stock issued for conversion of related party line of credit			2,512,900	251	143,278				143,529		143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663		1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Net loss	-	-	-	-	-	(3,133,174)	-	-	(3,133,174)	-	(3,133,174)

Ending balance March 31, 2019	13,828	1	1,057,482,127	$105,746	$35,730,013	$(36,533,519)	(30,000)	$(30)	$(697,789)	-	$(697,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,478,323)	$(3,133,174)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on settlement of debt	-	(14,945)
Share-based compensation	154,368	1,612,286
Depreciation	139,684	10,232
Bad debts	5,317	-
Amortization of intangible assets	104,239	39,421
Noncash lease expense	32,166	-
Unamortized term debt issuance costs	(14,208)	-
Amortization of debt discount	315,875	73,519
Change in fair value of derivative liabilities	-	1,044,250
Net unrealized loss on available-for-sale investments	50,422	-
(Increase) decrease in assets:
Accounts receivable	(6,946)	(513)
Inventories	242,971	(25,093)
Prepaid expenses and other assets	291,504	6,235
Deferred commission costs	10,087	-
Increase (decrease) in liabilities:
Accounts payable	278,065	(23,746)
Accrued expenses and interest payable	(289,705)	1,164
Unearned revenue	(26,306)	-

Net cash used in operating activities	(190,790)	(410,364)

Cash flows from investing activities:
Patents and trademark fees	(3,683)	(2,839)
Website development costs	-	(500)

Net cash used in investing activities	(3,683)	(3,339)

Cash flows from financing activities:
Net repayments on line of credit	(249,977)	-
Proceeds from the issuance of term debt	808,500	(146,176)
Repayment of term debt	(40,852)	-
Repayment of finance lease obligations	(42,462)	-
Proceeds from the issuance of notes - related parties	50,000	217,000
Issuance of common stock, net of costs	-	731,020
Treasury stock repurchases	-	(30)

Net cash provided by financing activities	525,209	801,814

Net increase in cash	330,736	388,111

Cash - beginning of period	72,355	50,053

Cash - end of period	$403,091	$438,164

Cash paid during the period for:
Interest	$224,433	$16,209

Non-cash transactions:
Shareholder and convertible notes and accrued interest payable converted to common stock	$-	$1,487,192
Common stock issued for accrued compensation	-	771,203
Common stock issued for settlement of warrant exercises	-	32,442
Settlement of derivative liabilities	-	1,279,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

History and Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. The Company uses patented technology to produce a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar also manufactures and sells reduced allergen natural rubber latex used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S.

Vystar is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vytex NRL uses a global multi-patented technology and proprietary formulation to reduce non-rubber particles including the antigenic proteins associated with latex allergies, resulting in a cleaner form of latex. The antigenic protein levels are reduced to virtually undetectable levels.

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

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Rotmans. Rotmans sells a broad line of residential furniture and decorative accessories and serves customers throughout the New England region. The acquisition is expected to add approximately $30 million in top line revenue and enable Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. In addition, Rotmans will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed in Note 18, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All significant intercompany accounts and transactions have been eliminated.

COVID-19

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. On March 24, 2020, Massachusetts required all non-essential businesses to close their physical workplaces. As a result, the Rotmans showroom, offices and warehouse temporarily closed. During that time, associates worked remotely where possible. The Company re-opened on June 10, 2020 and continues to monitor developments, including government requirements and recommendations.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year. The pandemic has resulted in significant economic disruption. Although our showroom has reopened, we cannot reasonably estimate the impact on Vystar should the pandemic persist or worsen. Accordingly, the estimates and assumptions made as of March 31, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates made by management include, among others, allowance for obsolete inventory, the allocation of purchase price related to acquisitions, the recoverability of long-lived assets, fair values of right of use assets and lease liabilities, valuation of derivative liabilities, share-based compensation and other equity issuances. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, investments - equity securities, accounts payable, accrued expenses and interest payable, lines of credit, shareholder notes payable, long-term debt and unearned revenue. The carrying values of all the Company’s financial instruments approximate or equal fair value because of their short maturities and market interest rates or, in the case of equity securities, being stated at fair value.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and March 31, 2020 and are level 3 measurements. There have been no transfers between levels during the three months ended March 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to various financial institutions at an average service charge of 5.9% in 2020. Amounts sold during the first quarter of 2020 were approximately $1,691,000. There were no sales of trade receivables in the first quarter of 2019. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vytex customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2020 and December 31, 2019, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of foam toppers, furniture, mattresses and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts related to prepaid insurance policies, which are expensed on a straight-line basis over the life of the underlying policy, and other expenses.

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2020, the Company believes that the carrying value of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of March 31, 2020, the net balance of property and equipment is $1,787,616 with accumulated depreciation of $300,922. As of December 31, 2019, the net balance of property and equipment is $1,879,739 with accumulated depreciation of $208,799.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. The Company has five issued patents with the United States Patent and Trade Office (“USPTO”) as well as five issued international Patent Cooperation Treaty (“PCT”) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 9 to 20 years.

The Company has trademark protection for “Vystar”, “Vytex”, and “RxAir” among others. Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized. Instead, they are evaluated annually for impairment.

Customer relationships, tradename and marketing related intangibles are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 5 to 10 years.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended March 31, 2020 and 2019, we did not recognize any impairment of our long-lived assets.

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized, rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We perform our annual impairment test at the end of each calendar year, or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

Convertible Notes Payable

Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operations over the period of the borrowings using the effective interest method.

Derivatives

The Company evaluates its debt instruments or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, during the three months ended March 31, 2020 and 2019, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage. There was no unearned revenue during the three months ended March 31, 2019.

Changes to unearned revenue during the three months ended March 31, 2020 are summarized as follows:

Balance, December 31, 2019	$2,500,572

Customer deposits received	4,930,536

Warranty coverage purchased	98,309

Gift cards purchased	2,500

Revenue earned	(5,057,651)

Balance, March 31, 2020	$2,474,266

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in the first quarter of 2020 and 2019, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,983,271 and 29,098,270 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,237,315 and 14,382,380 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,661,180 and 4,382,730 shares of common stock three months ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2020 and December 31, 2019, reserves for estimated sales returns totaled $3,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. At March 31, 2020, deferred warranty revenue was approximately $812,000 and is included in unearned revenue in the accompanying consolidated balance sheets. During the three months ended March 31, 2020, the Company recorded total proceeds of approximately $98,000 and recognized total revenues of approximately $134,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At March 31, 2020, deferred commission costs are approximately $336,000 and included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. For the three months ended March 31, 2020 and 2019, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $447,000 and $20,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three months ended March 31, 2020 and 2019.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2016 through 2019.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2020, the Company had cash of $403,091 and a deficit in working capital of approximately $7.8 million. Further, at March 31, 2020 the accumulated deficit amounted to approximately $42.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units and Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows, and stock warrant exercises from existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service. In addition, the Company has invested in new accounting and operations software, which will improve our ability to control inventory levels and monitor the financial performance of our operations.

There can be no assurances that the Company will be able to achieve projected levels of revenue in 2020 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2020, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce RxAir air purification units and license Vytex NRL raw materials and foam cores made from Vytex to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products, services and competing technological developments; the Company’s ability to successfully realize synergies through the integration of the merged companies, acquire new customers and maintain a strong brand; the success of our efforts to reduce expenses in our retail furniture business; and broader economic factors such as interest rates and changes in customer spending patterns. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 4 -	INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows as of March 31, 2020:

	Gross	Fair
Cost	Unrealized Losses	Value

$141,225	$(42,130)	$99,095

Net unrealized holding losses on available-for-sale securities were approximately $50,000 in the first quarter of 2020 and have been included in other income (expenses) in the accompanying statements of operations. There were no investments – equity securities prior to the Rotmans acquisition in July 2019. Investments represent equity securities in a publicly traded company.

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019

Furniture, fixtures and equipment	$1,354,665	$1,354,665
Tooling and testing equipment	319,000	319,000
Parking lots	365,707	365,707
Motor vehicles	49,166	49,166

	2,088,538	2,088,538
Accumulated depreciation	(300,922)	(208,799)

Property and equipment, net	$1,787,616	$1,879,739

Depreciation expense for the three months ended March 31, 2020 and 2019 was $139,684 and $10,232, respectively.

NOTE 6 -	INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	March 31,	December 31,	Period
	2020	2019	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,380,000	1,380,000	5 - 10
Marketing related	380,000	380,000	5
Patents	359,101	355,418	6 - 20
Noncompete	50,000	50,000	5

Total	2,989,101	2,985,418
Accumulated amortization	(609,117)	(504,878)

Intangible assets, net	2,379,984	2,480,540
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$2,389,056	$2,489,612

Amortization expense for the three months ended March 31, 2020 and 2019 was $104,239 and $39,421, respectively. Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2020	$312,716
2021	416,956
2022	417,140
2023	410,529
2024	311,306
Thereafter	511,337

Total	$2,379,984

NOTE 7 -	LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three months ended March 31, 2020:

March 31, 2020

Operating lease cost	$394,348

Finance lease cost:

Amortization of right-of-use assets	47,561
Interest on lease liabilities	11,690

Total lease cost	$453,599

During the three months ended March 31, 2020, the Company recognized sublease income of approximately $27,000 which is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

There were no lease costs for the three months ended March 31, 2019.

Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used incremental borrowing rates as of the implementation date for operating leases that commenced prior to that date.

The following table presents other information related to leases:

Three months ended March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$372,884
Financing cash flows used for financing leases	54,152

Assets obtained in exchange for operating lease liabilities	-

Assets obtained in exchange for finance lease liabilities	75,739

Weighted average remaining lease term:
Operating leases	9 years
Finance leases	6 years

Weighted average discount rate:
Operating leases	5.53%
Finance leases	5.16%

The future minimum lease payments required under operating and financing lease obligations as of March 31, 2020 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2020	$1,127,733	$160,156	$1,287,889
2021	1,503,643	205,545	1,709,188
2022	1,110,794	150,943	1,261,737
2023	880,275	150,142	1,030,417
2024	870,000	140,002	1,010,002
Thereafter	5,220,000	207,475	5,427,475

Total undiscounted lease liabilities	10,712,445	1,014,263	11,726,708
Less: imputed interest	(2,409,937)	(135,739)	(2,545,676)

Net lease liabilities	$8.302,508	$878,524	$9,181,032

As of March 31, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY

Line of Credit

At March 31, 2020, the Company had a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances were limited to 50% of eligible inventory and bore interest at the prime rate plus 0.50% with a floor of 3.75%. The interest rate was 3.75% at March 31, 2020. The line of credit was due upon demand and subject to renewal annually. It was secured by all assets of the Company and subject to certain financial and non-financial covenants. The Company was not in compliance with certain covenants and was in default at March 31, 2020. The credit line was subsequently paid-off on May 29, 2020. Indebtedness to existing and future Rotman Family notes were subordinated to the bank debt. The line was also secured with a mortgage on a property of a wholly-owned entity of Steven Rotman.

Borrowings under this agreement at March 31, 2020 were approximately $2,164,000.

Related Party Line of Credit (CMA Note Payable)

On November 2, 2012, the Company executed a $1,500,000 unsecured line of credit agreement with CMA Investments, LLC (“CMA”), a related party and a Georgia limited liability company (the “CMA Note”). Three of the directors the Company (“CMA directors”) were initially the members of CMA Investments, LLC. Pursuant to the term of the CMA Note, interest is computed at LIBOR plus 5.25% on amounts drawn and fees. The CMA Note was settled in July 2019.

Term Notes

Certain investors guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of March 31, 2020 and December 31, 2019.

Other term debt totaling $13,397 and $16,374 at March 31, 2020 and December 31, 2019, respectively, represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sales receipts are delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future revenues before the end of the contract term and an origination fee of $16,500, which has been capitalized and is being amortized over the term of the agreement. The implicit borrowing rate of the agreement is approximately 75%. The agreement is personally guaranteed by Steven Rotman. As of March 31, 2020, current maturities of term notes include $756,417 related to this agreement.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	March 31,	December 31,
	2020	2019

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	58,467	46,569
Debt discount	(79,400)	(137,775)

	930,962	860,689
Less: current maturities	(611,281)	(366,326)

	$319,681	$494,363

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as March 31, 2020 and December 31, 2019 is $338,195. The Notes matured in January 2020.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of March 31, 2020.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $442,934 at December 31, 2019. There were no significant changes to this measurement at March 31, 2020.

Convertible and Contingently Convertible Notes Payable

From January 1, 2018 and through 2019, the Company had issued certain convertible and contingently convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represented the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The convertible and contingently convertible notes provided for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible and contingently convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the convertible and contingently convertible notes was converted as of December 31, 2019 into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero in 2019 after a change in fair value of $1,044,250 and a settlement of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

In connection with the issuance of the convertible and contingently convertible notes, the Company issued warrants to purchase 411,875 shares of the Company’s common stock. The exercise term of the warrants ranges from issuance to any time on or after the six (6) month anniversary or prior to the maturity of the related note. The exercise price of the warrants is $0.40 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the related warrant. Pursuant to ASU 2017-11, such antidilution features do not subject the Company to derivative accounting pursuant to ASC 815. All warrants were forfeited during the year ended December 31, 2019 upon negotiation and conversion of the remaining outstanding balances.

Related Party Debt

The following table summarizes related party debt:

	March 31,	December 31,
	2020	2019

Rotman Family convertible notes	$1,832,707	$1,782,707
Rotman Family nonconvertible notes	507,500	507,500
Accrued interest	83,190	53,153
Debt Discount	(327,600)	(585,100)

	2,095,797	1,758,260
Less: current maturities	(46,000)	(46,000)

	$2,049,797	$1,712,260

Rotman Family Convertible Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $111,000 and $59,000, respectively, at March 31, 2020 and approximately $109,000 and $57,000, respectively, at December 31, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,142,000 and $435,000, respectively, at March 31, 2020 and approximately $1,128,000 and $430,000, respectively, at December 31, 2019.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $101,000 and $100,000 at March 31, 2020 and December 31, 2019, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $50,000, at March 31, 2020.

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,056,866 at December 31, 2019. There were no significant changes to this measurement at March 31, 2020.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans (see Note 18), Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $381,000 and $145,000, respectively, at March 31, 2020 and approximately $376,000 and $143,000, respectively, at December 31, 2019.

Approximate maturities for the succeeding years are as follows:

Remainder of 2020	$46,000
2021	59,000
2022	62,000
2023	85,000
2024	34,000
Thereafter	221,500

$507,500

NOTE 9 -	DERIVATIVE LIABILITIES

As of March 31, 2020, the Company had a $1,499,800 derivative liability balance on the consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $1,079,450 for the year ended December 31, 2019. The derivative liability activity comes from the Convertible notes payable (and any related warrants). The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. The Company fair values the embedded derivative using a lattice-based valuation model or Monte Carlo simulation.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at March 31, 2020:

Fair Value of Embedded Derivative and Warrant Liabilities:

Balance, December 31, 2018	$235,085
Initial measurement of liabilities	1,464,600
Change in fair value	1,079,450
Settlement due to conversion	(1,279,335)

Balance, December 31, 2019	1,499,800
Change in fair value	-
Settlement due to conversion	-

Balance, March 31, 2020	$1,499,800

NOTE 10 -	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2020, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $95,000 and could be converted into 4,661,180 shares of common stock, at the option of the holder.

As of December 31, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $91,000 and could be converted into 4,591,100 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the three months ended March 31, 2020, no shares were issued under equity purchase agreements.

During the three months ended March 31, 2020, no shares were issued for the conversion of principal and interest.

NOTE 11 -	REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$861,123	14.5	$-	-
Dining Room Furniture	522,114	8.8	-	-
Occasional	960,379	16.2	-	-
	2,343,616	39.5	-	-
Upholstery	1,617,547	27.3	-	-
Mattresses and Toppers	1,071,327	18.1	179,017	93.4
Broadloom, Flooring and Rugs	406,879	6.9	-	-
Warranty	98,309	1.7	-	-
Accessories and Other	394,560	6.7	12,650	6.6
	$5,932,238	100.0	$191,667	100.0

NOTE 12 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the company recorded $154,368 and $1,612,286 of stock-based compensation for the three months ended March 31, 2020 and 2019, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $993,981 and $845,175 at March 31, 2020 and December 31, 2019, respectively.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the three months ended March 31, 2020:

●	Expected Dividend Yield - because the Company does not currently pay dividends, the expected dividend yield is zero;

●	Expected Volatility in Stock Price - volatility based on the Company’s trading activity was used to determine expected volatility;

●	Risk-free Interest Rate - reflects the average rate on a United States Treasury Bond with a maturity equal to the expected term of the option; and

●	Expected Life of Award - because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

In total for the three months ended March 31, 2020 and 2019, the Company recorded $5,562 and $17,783, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of March 31, 2020 was $43,371 for non-vested share-based awards to be recognized over a period of approximately three years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2020, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2020. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of March 31, 2020. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three months ended March 31, 2020.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2020:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	-	-

Outstanding, March 31, 2020	27,983,271	$0.20	3.20

Exercisable, March 31, 2020	26,783,271	$0.21	3.42

As of March 31, 2020, and 2019, the aggregate intrinsic value of the Company’s outstanding options was approximately $1,000 and $52,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2020:

Weighted
Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2019	14,237,646		$0.07	3.58

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	-	-	-	-

Outstanding, March 31, 2020	14,237,646		0.07	3.28

Exercisable, March 31, 2020	14,237,646		$0.07	3.28

NOTE 13 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. Under the terms of his previous employment agreement, he was paid approximately $1 per year in cash and $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market. The Company expensed $201,200 during the year ended December 31, 2019 related to 4,000,000 shares issued for Steven Rotman’s services as a Board Member of the Company. As of March 31, 2020, the Company had a stock subscription payable balance of $510,000, or approximately 16,725,000 shares to be issued in the future.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity.

Per the Design’s consulting agreement, Design was to receive approximately $7,100 per month to be paid in cash or shares based on a 20-day average at a 50% discount to market and a $10,000 quarterly bonus to be paid in shares using the same formula. During the year ended December 31, 2019, the Company issued Design 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the year ended December 31, 2019, the Company expensed approximately $83,000 related to the consulting agreement. Of the expensed amount, approximately $41,000 was paid in cash. As of March 31, 2020, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2020, the Company issued Blue Oar 9,042,046 shares in accordance with the consulting agreement that were accrued and expensed as of March 31, 2020. During the three months ended March 31, 2020, the Company expensed approximately $83,000 related to the consulting agreement. Of the expensed amount, approximately $45,000 was paid in cash. As of March 31, 2020, the Company had a stock subscription payable balance of $411,000, or approximately 19,604,000 shares related to this party.

Polymer Consultancy Services, Ltd.

This entity is owned in part by Dr. R.K. Matthan, a director of the Company. Polymer Consultancy Services, Ltd. (“Polymer”) provides research and development consulting services related to the Company’s latex products. The Company did not incur any charges with Polymer for these services during the three months ended March 31, 2020.

NOTE 14 -	COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place with the CEO, Steven Rotman. See compensation terms in Note 13.

During the three months ended March 31, 2020, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services. The Company also entered into an agreement with a third-party to provide delivery services for all delivered customer sales. Existing fleet operating leases are being subleased to the third-party according to the same terms and conditions as the original lease agreements.

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

EMA Financial

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

On March 13, 2020, the Court granted the Company’s motion and denied the motion for summary judgment as moot.

The Company subsequently filed an amended answer with counterclaims. The affirmative defenses collectively preclude the relief sought. The counterclaims asserted are: (a) violation of 10(b)(5) of the Securities and Exchange Act; (b) violation of Section 15(a)(1) of the Exchange Act (failure to register as a broker-dealer); (c) pursuant to the Uniform Declaratory Judgment Act, 28 U.S.C. §§ 2201, the Company requests the Court to declare: (i) pursuant to Delaware law, the underlying agreements are unconscionable; (ii) the underlying agreements are unenforceable and/or portions are unenforceable, such as the liquidated damages sections; (iii) to the extent the agreement is enforceable, Vystar in good faith requests the Court to declare the legal fee provisions of the agreements be mutual (d) unjust enrichment; (e) breach of contract (in the alternative); and (f) attorneys’ fees.

Robert LaChapelle Class Action

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. Rotmans is in the process of investigating these claims to determine whether it may be liable to the members of the putative class for unpaid overtime and Sunday pay and, if so, the approximate amount of such amounts.

Eric Maas Lawsuit

The Company and members of its Board of Directors, and certain employees and consultants, have been added as defendants in the case Maas v. Zymbe, LLC, et. al. The complaint was recently moved from Superior Court of the State of California to Federal District Court in California. The amended complaint alleges various employment, contract, and tort claims, including defamation, arising out of a dispute over the quality and utility of consulting and other services provided by Mr. Eric Maas, including through his dealings with Mr. Jason Leaf and Mr. Gregory Rotman. The original litigation was filed in 2017.

NOTE 15 -	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2020, the Company made approximately 15% of its purchases from one major vendor. The Company owed its major vendor approximately $185,000 at March 31, 2020. There were no significant vendor concentrations during the three months ended March 31, 2019.

During the three months ended March 31, 2019, revenue came from six major customers. At March 31, 2019, receivables from major customers totaled approximately $16,000. There were no major customers during the three months ended March 31, 2020.

NOTE 16 -	INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended March 31,
	2020	2019

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of March 31, 2020 and December 31, 2019 are as follows:

	2020	2019

NOL carryforwards	$5,620,000	$5,490,000

Less valuation allowance	(5,620,000)	(5,490,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $26,700,000 as of March 31, 2020, of which approximately $18,400,000 expires beginning in 2024 and $8,300,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $8,300,000 as of March 31, 2020 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of March 31, 2020 Rotmans has a net operating loss carryforward of approximately $2,700,000 for federal income tax purposes of which $1,810,000 expires beginning in 2029 and $890,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $1,800,000 which expires beginning in 2022.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 17 -	PROFIT SHARING PLAN

The Company sponsors a qualified 401(k) profit sharing plan covering all eligible employees. The plan permits participants to make tax-deferred contributions to the plan by salary reduction. Company contributions are discretionary and are determined annually by the Board of Directors.

There were no Company contributions in 2020. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

The Company offers no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 18 –	ACQUISITION OF ROTMANS

On July 18, 2019,the Company acquired 58% of the outstanding shares of common stock of Rotmans, the largest furniture and flooring store in New England for an aggregate purchase price of $2,030,000. The consideration is to be paid in 25% in term notes payable over 4 to 8 years and 75% in notes convertible to common stock (see Note 8). The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three months ended March 31, 2020 and 2019, as if the acquisition and the related financing transactions had occurred on January 1, 2019. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended March 31,
	2020	2019
Total revenues	$5,932,238	$6,734,929
Loss from operations	$850,553	$2,505,367
Net loss	$1,477,990	$3,687,824
Net loss attributable to Vystar	$1,367,044	$3,456,916
Basic and dilated loss per share	$0.00	$0.00

NOTE 19 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission.

On April 16, 2020, Rotmans received $1,402,900 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 16, 2020 (the “Note”) in the principal amount of $1,402,900 with United Community Bank (the “Bank”), the lender.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, Rotmans is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, Rotmans may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by Rotmans during the twenty-four week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered twenty-four week period will qualify for forgiveness.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including (i) failing to make a payment when due under the Note, (ii) failure to do anything required by the Note or any other loan document, (iii) defaults of any other loan with the Bank, (iv) failure to disclose any material fact or make a materially false or misleading representation to the Bank or SBA, (v) default on any loan or agreement with another creditor, if the Bank believes the default may materially affect Rotmans ability to pay the Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Rotmans business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the Bank believes may materially affect Rotmans ability to pay the Note, (ix) if Rotmans reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the Bank’s prior written consent, or (x) becoming the subject of a civil or criminal action that the Bank believes may materially affect Rotmans ability to pay the Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from Rotmans, and file suit and obtain judgment against Rotmans.

In May 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale to pay off the Fidelity Co-operative Bank (“Fidelity”) line of credit loan. Before the sale, the agent lent the Company funds to pay off the Fidelity loan on May 29, 2020. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement. The agreement will expire 240 days from the commencement date of May 29, 2020.

Our Rotmans showroom reopened on June 10, 2020 in connection with COVID-19 pandemic. See Note 2 for details.

On July 1, 2020, 130 preferred shares were converted into 44,357 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This analysis of our results of operations should be read in conjunction with the accompanying financial statements. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

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

We transitioned from a development stage company to the operating stage during the last quarter of 2009. During the period of 2010 to 2015, our financial condition and results of operations have experienced substantial fluctuations as we provided introductory pricing in 2010 and then began to switch to a licensing rather than a toll model in 2011. Our licensing model will continue in 2020 for the raw material business and we will continue our focus in 2020 onward on the licensing contracts associated with the foam and furniture offerings. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

OVERVIEW (Continued)

In January 2015, Vystar announced that it had entered into an exclusive agreement with NHS Holdings, LLC (“NHS”) to distribute mattresses, mattress toppers and pillows made with its multi-patented Vytex NRL raw material. NHS is a distribution company led by Steven Rotman of Rotmans, who as of December 18, 2017 is the CEO of Vystar, that focuses on innovative, sustainably sourced, eco-friendly material and technologies for use in furnishings and other markets. Our Vytex NRL fits the needs of this unique new distributor, which has already attracted such firms as mattress manufacturer Gold Bond, that was formed in 1899 to manufacture and then distribute mattresses, toppers and pillows along with a plan to reach specific segments of the United States by targeting other manufacturers. Vystar has focused on these segments since 2015 and will continue into 2020 as we display at furniture and mattress conventions and attend and sell at sleep products meetings such as the ISPA 2016 (International Sleep Products Association) held in Orlando, FL, the ISPA 2017 in Tampa, FL and the ISPA 2018 in Charlotte, NC. Vystar will also continue to develop specialty versions of Vytex NRL after presenting to the International Latex Conference in Akron, OH in July 2016 and 2017 and sending out samples for lab trials. Vystar is currently producing Vytex thread samples for an entry into the thread marketplace. In September 2016, the Vystar Board of Directors voted to end the January 2015 agreement with NHS and replace it with a global exclusive for foam manufactured with Vytex and sold into the home furnishings industry. This change reflects the global nature of the mattress, topper and pillow businesses.

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

About FEC

In May of 2019, Vystar Corporation executed a patent assignment to purchase the assets of Fluid Energy Conversion Inc., (“FEC”), which consists primarily of U.S. and foreign rights to US Patent No. 7,897,121. The assets were purchased for 2,500,000 shares of common stock of Vystar Corporation for $103,750.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed the Rotmans showroom on March 24. At that time, most of our team members were furloughed. During this period, we paid the cost of enrolled health benefits of those furloughed. We reopened the showroom on June 10. As we restart many aspects of our operation, we will work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing and the utilization of face masks for the safety of team members, customers and communities.

In addition, the COVID-19 pandemic has caused, among other things, interruptions in our supply chains and suppliers, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time.

As the COVID-19 pandemic is complex and rapidly evolving, we cannot reasonably estimate the duration and severity of the pandemic and its impact on our business, results of operations, financial position and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 with the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change

	CONSOLIDATED

Revenue	$5,932,238	$191,667	$5,740,571	2995.1%

Cost of revenue	2,932,614	199,842	2,732,772	1367.5%

Gross profit (loss)	2,999,624	(8,175)	3,007,799	-36792.6%

Operating expenses:
Salaries, wages and benefits	1,454,074	-	1,454,074	100.0%
Share-based compensation	154,368	1,612,286	(1,457,918)	-90.4%
Professional fees	292,696	192,029	100,667	52.4%
Advertising	446,695	20,483	426,212	2080.8%
Rent	293,171	-	293,171	100.0%
Service charges	183,577	1,126	182,451	16203.5%
Depreciation and amortization	243,923	49,653	194,270	391.3%
Other operating	781,673	120,303	661,370	549.8%

Total operating expenses	3,850,177	1,995,880	1,854,297	92.9%

Loss from operations	(850,553)	(2,004,055)	1,153,502	-57.6%

Other income (expense):
Gain on settlement of debt	-	14,945	(14,945)	100.0%
Interest expense	(604,714)	(99,663)	(505,051)	506.8%
Change in fair value of derivative liabilities	-	(1,044,250)	1,044,250	-100.0%
Other income (expense)	(23,056)	(151)	(22,905)	100.0%

Total other expense, net	(627,770)	(1,129,119)	501,349	-44.4%

Net loss	(1,478,323)	(3,133,174)	1,654,851	-52.8%

Net loss attributable to noncontrolling interest	110,946	-	110,946	100.0%

Net loss attributable to Vystar	$(1,367,377)	$(3,133,174)	$1,765,797	-56.4%

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were $5,932,238 and $191,667, respectively, for an increase of $5,740,571 or 2,995.1%. The significant increase in revenues was due to the acquisition of Rotmans in July of 2019.

The Company reported a significant increase in gross income to $2,999,624 for the three-month period ended March 31, 2020 compared to a loss of $8,175 for the three-month period ended March 31, 2019, an increase of $3,007,799. The cost of revenue for the three months ended March 31, 2020 and 2019 was $2,932,614 and $199,842, respectively, an increase of 1,367.5%. The increase is due to the greater inventory needs primarily from the acquisitions of Rotmans, UV Flu and NHS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses. The Company’s operating expenses were $3,850,177 and $1,995,880 for the three months ended March 31, 2020 and 2019, respectively, an increase of $1,854,297 or 92.9%. The increase was due to the acquisition of Rotmans in July of 2019.

Other Income (Expense)

Other expense for the three months ended March 31, 2020 was $627,770, which primarily consisted of interest expense of $604,714 and other expenses of $23,056. This compares to other expense of $1,129,119 for the three months ended March 31, 2019, which consisted of interest expense of ($99,663), gain on settlement of convertible notes payable of $14,945, change in fair value of derivative liabilities of ($1,044,250) and other expense of ($151).

Net Loss

Net loss was $1,367,377 and $3,133,174 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,765,797. The smaller net loss the Company experienced in the quarter ended March 31, 2020 versus the same period in 2019 was due to increased revenues and gross profit from the operations of Rotmans and a decrease in the fair value of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2020, the Company had cash of $403,091 and a deficit in working capital of approximately $7.8 million. Further, at March 31, 2020, the accumulated deficit amounted to approximately $42.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.

Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows.

There can be no assurances that we will be able to achieve projected levels of revenue in 2020 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2020, which could have a material adverse effect on our ability to achieve our business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce RxAir products and license Vytex NRL raw material and the foam cores made from Vytex to manufacturers and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, along with market acceptance of our products, and services and competing technological developments. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we achieve sustained revenue generation.

Sources and Uses of Cash

Net cash used in operating activities was $190,790 for the three months ended March 31, 2020 as compared to $410,364 for the three months ended March 31, 2019. During the three months ended March 31, 2020, cash used in operations was primarily due to the net loss for the period of $1,478,323 net of non-cash related add-back of share-based compensation expense, depreciation and amortization.

Net cash used in investing activities was $3,683 during the three months ended March 31, 2020 as compared to $3,339 for the three months ended March 31, 2019.

Net cash provided by financing activities was $525,209 during the three months ended March 31, 2020, as compared to cash provided of $801,814 during the three months ended March 31, 2019. During the three months ended March 31, 2020, cash was provided from proceeds of notes payable in the amount of $808,500 and related party notes of $50,000, offset by net repayments of the line of credit of $249,977, repayments of term debt of $40,852 and repayments of finance lease obligations of $42,462.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that may be reasonably likely to have a current or future material effect on our financial condition, liquidity, or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; product development, introduction and acceptance; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks (all of which risks may be amplified by the COVID-19 pandemic) that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period March 31, 2020 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2020, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2020. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2020 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

EMA Financial

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

On March 13, 2020, the Court granted the Company’s motion and denied the motion for summary judgment as moot.

The Company subsequently filed an amended answer with counterclaims. The affirmative defenses collectively preclude the relief sought. The counterclaims asserted are: (a) violation of 10(b)(5) of the Securities and Exchange Act; (b) violation of Section 15(a)(1) of the Exchange Act (failure to register as a broker-dealer); (c) pursuant to the Uniform Declaratory Judgment Act, 28 U.S.C. §§ 2201, the Company requests the Court to declare: (i) pursuant to Delaware law, the underlying agreements are unconscionable; (ii) the underlying agreements are unenforceable and/or portions are unenforceable, such as the liquidated damages sections; (iii) to the extent the agreement is enforceable,

Vystar in good faith requests the Court to declare the legal fee provisions of the agreements be mutual (d) unjust enrichment; (e) breach of contract (in the alternative); and (f) attorneys’ fees.

Discovery has recently commenced. No discovery responses have been served. EMA recently requested leave to file a motion to dismiss the counterclaims and for summary judgment on the remaining breach of contract claim. The Court granted the right to file the motions.

Robert LaChapelle Class Action

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other salespeople who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. Rotmans is in the process of investigating these claims to determine whether it may be liable to the members of the putative class for unpaid overtime and Sunday pay and, if so, the approximate amount of such amounts.

Eric Maas Lawsuit

The Company and members of its Board of Directors, and certain employees and consultants, have been added as defendants in the case Maas v. Zymbe, LLC, et. al. The complaint was recently moved from Superior Court of the State of California to Federal District Court in California. The amended complaint alleges various employment, contract, and tort claims, including defamation, arising out of a dispute over the quality and utility of consulting and other services provided by Mr. Eric Maas, including through his dealings with Mr. Jason Leaf and Mr. Gregory Rotman. The original litigation was filed in 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of common stock, warrants and options to purchase common stock issued by the Company for the three months ended March 31, 2020, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by the Company for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)	Common Stock

From January 1, 2020 through March 31, 2020, the Company did not issue any common stock.

PART II. OTHER INFORMATION (Continued)

(b)	Stock Option Grants

From January 1, 2020 through March 31, 2020, the Company did not grant any stock options.

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

Term Notes

During the year ended December 31, 2018, certain investors have guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of March 31, 2020.

Other term debt totaling $13,397 at March 31, 2020 represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sales receipts are delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future receivables before the end of the contract term and an origination fee of $16,500, which has been capitalized and is being amortized over the term of the agreement. The agreement is personally guaranteed by Steven Rotman. As of March 31, 2020, current maturities of term notes include $756,417 related to this agreement.

PART II. OTHER INFORMATION (Continued)

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes the shareholder, converible and contingently convertible notes payable:

	March 31,	December 31,
	2020	2019

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	58,467	46,569
Debt discount	(79,400)	(137,775)

	930,962	860,689

Less: current maturities	(611,281)	(366,326)

	$319,681	$494,363

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The Notes matured in January 2020.

During the year ended December 31, 2019, the Company has issued certain contingently convertible promissory notes in varying amounts to existing shareholders. The face amount of the notes represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these note are outstanding as of March 31, 2020.

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

PART II. OTHER INFORMATION (Continued)

Rotman Family Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in any 90 day period with a 50% discount. The balance of the notes payable to Steven and Greg Rotman were approximately 111,000 and $59,000, respectively, at March 31, 2020.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event, which involves a symbol change or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20 day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,142,000 and $43,000, respectively, at March 31, 2020. In addition, Steven and Bernard Rotman were also issued related party notes payable in the amounts of $367,500 and $140,000, respectively, for the acquisition of 58% of Rotmans. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance and payments begin six months from issuance until maturity. The balance of these notes payable including accrued interest to Steven and Bernard Rotman were approximately $381,000 and $145,000 at March 31, 2020.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $101,000, at March 31, 2020.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $50,000, at March 31, 2020.

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

PART II. OTHER INFORMATION (Continued)

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

VYSTAR CORPORATION

Date: July 6, 2020	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

