Form 10-K
period 2019-12-31
Vystar Corp
filed 2020-07-07
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Registrants telephone number, including area code: (508) 791-9114

Securities registered pursuant to Section 12(b) of the Act:

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

Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 6, 2020, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on July 2, 2020) was $18,982,435. See Item 12.

As of July 6, 2020, there were 1,105,776,437 shares of the registrant’s common stock outstanding and 13,698 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

Products and Services

For more information, www.vystarcorp.com, www.vytex.com.

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. The Company uses patented technology to produce a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. In addition, Vystar manufactures and sells reduced allergen natural rubber latex used primarily in various bedding products.

Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture, the largest furniture and flooring store in New England and one of the largest independent furniture stores in the U.S.

Company Background

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

Vystar is the exclusive creator of Vytex Natural Rubber Latex (NRL), a multi-patented, all-natural, raw material that contains significantly reduced levels of the proteins found in natural rubber latex and can be used in over 40,000 products. Vytex NRL is a 100% renewable resource, environmentally safe, “green” and fully biodegradable. Vystar is working with manufacturers across a broad range of consumer and medical products bringing Vytex NRL to market in adhesives, gloves, balloons, condoms, other medical devices and natural rubber latex foam mattresses, toppers, and pillows.

Vytex is currently used in multiple mattress lines, including Symbol™ and Gold Bond®; Jeffco manufactured components for toppers and mattresses, which are sold to multiple manufacturers; and private label toppers, pillows and mattresses sold online via Amazon. Vytex is also used in industrial adhesives, apparel padding and threads, shoes, sports equipment and electrical gloves and Vytex 3D printed fabrics available through partners like Tami Care. Liquid Vytex can be ordered wholesale through Halcyon Agri’s RCMA and CentroTrade.

The Vytex business contains our global multi-patented technology that reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, textiles, footwear and clothing (threads), adhesives, foams (mattresses, pillows, mattress toppers, etc.), furniture (foam and adhesives), carpet, paints, coatings, protective equipment, sporting equipment, and, especially health care products such as condoms, surgical and exam gloves, among others. Our challenge has been that a manufacturer’s conversion from the use of standard latex or synthetic raw material to Vytex NRL involves a protracted sales cycle ranging from eighteen to thirty-six months. We have seen that same cycle apply to the newest version of Vytex NRL, a dry rubber sampling targeted for the tire and tubing industries. Additionally, in the past, our primary method of distribution was via toll manufacturing. We now have several licensing agreements in place for global distribution that have allowed us to focus on and transition to sales and marketing with a technical oversight.

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

Also, the article “Eco-Friendly Manufacturing of High-Performance Latex using Ultra Low Antigenic Protein Latex” reviewed some of the learnings Vystar had made since commercializing Vytex NRL. Among these discoveries were: improved air and helium retention in balloons; reduced leaching needs for some dipped products; truer colors for dyed dipped products (such as balloons); and low latex odor in foams, which has now led to unique research into areas previously considered off-limits to NRL. Vystar published and presented a paper, “Further Development of Vytex® Natural Rubber Latex Leads to Strong Niche Market Advances”, that added additional learnings related to slow release (memory) foam formulations and other technical improvements helping customers solve their new product development challenges.

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

Vytex is considered by many as one the best foam products in the world, as it is sustainably sourced; biodegradable; purer and more resilient and durable than competitors’ latex; virtually free of odor, VOCs and allergenic proteins; and competitively priced for a wide array of over 40,000 products. Vytex is available in many offerings such as low/no ammonia and low/no nitrosamine formulations, which are now being required in certain countries and by certain manufacturers. Vystar anticipates fulfilling this multi-billion-dollar market need with Vytex.

Vystar has also expanded licensing arrangements into the consumer arena, with the licensing of foam products produced with and labeled as “Made with Vytex NRL”. Specifically working with partners, to introduce foam made with Vytex into the mattress, mattress topper and pillow arenas aligning with key foam manufacturers, mattress, mattress toppers and pillow producers, and furniture stores in specific areas of the Unites States. In May 2018, Vystar announced acquisition with Worcester, MA based NHS who sources eco-friendly materials and technologies for use in furnishings and other markets. NHS has completed several trials with Vietnamese, European and Indian makers of foam products to use its Vytex NRL raw material in their current offerings in their own areas as well as to supply added needs for foam cores in both the mattress and topper arenas globally. The current requests from major mattress manufactures for Vytex foam trials involves different densities especially those used on the upper levels of mattresses. FA similar trial occurred in October 2016 in Thailand focusing on specific densities and pillows, and a meeting with a Belgian foam maker using a unique drying concept occurred in May 2016 with discussions ongoing. In addition, with the acquisition of NHS and working with a large Vietnamese foam manufacturer, Lien A, the group attended the International Sleep Products Association (ISPA) in Orlando in March 2016 and has followed that joint effort with ISPA 2018 and 2019. The significance of ISPA is the focus on components for use with major mattress and pillow manufacturers, which takes Vytex foam to an additional audience.

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion Inc. (“FEC”), primarily consisting of its patent on the Hughes Reactor, which has the ability to control, enhance, and focus energy in flowing liquids and gases. Included in stock subscription payable is $103,750 representing the shares to be issued to FEC in 2020 for these assets. Vystar intends to use this technology to enhance the effectiveness of Vystar’s RxAir purification system to destroy airborne pathogens while decreasing the cost and size of Vystar’s RxAir units.

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

During 2017 and 2018 Vystar contracted with two consultants and manufacturers to make exam and surgical gloves on an OEM basis. The testing and results were encouraging and led to further efforts prepare for a potential launch of these lines in 2020. The company is going to proceed with testing and subsequent filing with the US FDA to obtain 510(k) allowances. With this new OEM structure, the Company will bring several versions (surgical, exam, household, etc.) of the gloves to market under its own OEM brand label.

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

Furniture Store

The retail sale of home furnishings is a highly competitive business. There has been growth in the e-commerce channel both from internet only retailers and those with a brick-and-mortar presence. We also compete with numerous individual retail stores as well as chains in our immediate geographic area.

Intellectual Property

Vystar has five issued patents by the United States Patent Trademark Office (“USPTO”) that were issued in 2005 (Patent No. 6,906,126), 2006 (Patent No. 7,056,970), 2011 (Patent No. 8,048,951) and 2012 (Patent No. 8,324,312). International patents include one issued patent from the Republic of South Africa in 2009 (2008/00886), a second foreign patent issued by China in 2011 (No. 200580051526.1), a third foreign patent issued by Japan in 2012 (No. 4944885) and a fourth foreign patent issued by Hong Kong in 2013 (HK1125959). In 2005, we sought international patent protection of our application that would become our U.S. Patent No. 6,906,126 pursuant to the Patent Cooperation Treaty (“PCT”) (No. PCT/US2005/025018), and this application has been nationalized in the following countries and regions: The European Union (No.05775523.3), Canada (No. 2,614,945), India (No.295/DELNP/2008), and Sri Lanka (No.14827). Additionally, this PCT was nationalized back into the United States to expand our protection to both method and composition claims (No.11/988,498). We expect patents to be issued in these countries without objection.

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

In March 2019 Vystar Corp. was granted European, EP Patent No. 2238183 (its second European patent) entitled “Natural Rubber Latex Having Reduced Allergenicity and Method of Making Same.” Vystar now holds 13 foreign and 4 U.S. patents related to its latex deproteinization process for the production of Vytex®, a natural rubber latex (NRL) that is virtually free of allergen-causing latex proteins, for products including balloons, examination and surgical gloves, condoms, breather bags, latex tubing, probe covers, catheters, threads, foams, cold seal and pressure sensitive adhesives. Vystar has now broadened its protected areas in Europe to include additional manufacturing areas in Germany, the United Kingdom, France, Spain and Italy, which account for much of latex product manufacturing in Europe for another ten years.

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

While we believe that the pending patent and trademark applications will be granted without objection, there are no guarantees that all such patents or trademarks will be granted by each relevant governing body. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We realize that the market for Vytex NRL is an industrialized world concern and we are committed to aggressively challenging any infringements of our patents and/or trademarks. As of December 31, 2019, Vystar has expended, since inception, approximately $370,245 on such patent and trademark costs and has budgeted approximately $30,000 more for the year ended December 31, 2020 to continue to pursue and maintain its patents and trademarks around the world

Government Regulation

In the United States, healthcare and many food and food-based packaging products are subject to regulation by the Food and Drug Administration (FDA). Vystar is not directly subject to regulation by the FDA due to the fact that it does not manufacture a finished medical device or other product, but only provides Vytex NRL as a component or raw material to healthcare or other product manufacturers. However, there will be FDA regulation of the labeling of healthcare and food-based packaging products that are produced with Vytex NRL and the FDA has promulgated standards for good manufacturing practices for manufacturing the end products, which makes the end product manufacturers responsible for seeing that all of their components and component manufacturers, including Vytex NRL, are produced using quality manufacturing processes. Additionally, the FDA prohibits the use of the term “hypoallergenic” or “low protein” on any natural rubber latex product it regulates. In order to make any such claim, the latex product manufacturer must seek a waiver from the FDA of such regulatory prohibitions. Commentary by the FDA in its guidance documents and other rulings indicate that the prohibition on the use of the “hypoallergenic” or “low protein” label is based, at least in part, on the fact that, although the use of such terms in such labeling may be intended to indicate that the risk of allergic reaction to residual levels of processing chemicals has been reduced, consumers may interpret the labeling to mean that the risk of allergic reactions to any component in the device would be minimal. Thus, the hypoallergenic or low protein label is deemed misleading. There can be no assurance, however, that we will succeed in securing FDA approval for any claim regarding the “hypoallergenic” “low protein” or reduced allergy potential of latex produced with the Vytex NRL process. Failure to secure, if required, such FDA approval, could delay or otherwise detrimentally affect our introduction to natural rubber latex healthcare and/or food packaging products regulated by the FDA. Notwithstanding, the medical or food packaging manufacturer will be able to use the Vytex NRL trademark on its label if size permits to indicate only that the Vytex NRL component was used in the production of the healthcare product, and what protein levels the end product does contain, but no further claim is asserted. We have been able to provide sufficient testing data to the FDA to support our protein level claims with respect to the natural rubber latex antigenic and total proteins present in end products made with Vytex NRL. On May 1, 2009, a condom manufactured from Vytex NRL received 510(k) clearance from the U.S. Food and Drug Administration. This was the first medical product available in the U.S. made from Vytex NRL, which had less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that cause an allergic response, while retaining and improving upon all of the desirable qualities of latex. This condom is a predicate device for future products and the 510(k) is still in existence. Vystar continues to seek other U.S. and global manufacturers interested in pursuing similar claims for products.

On July 22, 2009, a non-powdered medical exam glove manufactured with Vytex NRL received 510(k) clearance from the FDA, with an approved claim of less than 50 micrograms/gram of total proteins. As with the condom product, Vystar continues to pursue U.S. and global manufacturers using this exam glove as a predicate device and to help fill pending exam glove business. Late in 2016 the FDA banned the use of powder in medical gloves which took effect early in 2017 advantaging the position of the Vytex non-powdered exam glove.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our NRL business is not seasonal in nature but is subject to commodity pricing. Our NRL product is a commodity-based raw material and prices for such material fluctuate from day-to-day, though this will have less impact as we transition to sales via licensing fees. Our furniture business is affected by traditional retail seasonality, advertising and promotion programs and general economic trends.

Employees

As of December 31, 2019, Vystar had three employees, including Steven Rotman, CEO. Rotmans had 109 full-time and 28 part-time employees. None of the employees are represented by a labor organization or a party to any collective bargaining arrangement.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company.

Our principal mailing address is 725 Southbridge St., Worcester, MA 01610. Our website address is www.vytex.com & www.vystarcorp.com.

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

At December 31, 2019 our cash position was $72,355 and we had an accumulated deficit of $41,104,967. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, stock warrant exercises from existing shareholders, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. The Company is also evaluating adopting a consignment-based sales model at Rotmans. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

The following risk factors apply to our Vytex business:

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

Our Vytex NRL business is totally dependent on market demand for, and acceptance of, the Vytex Natural Rubber Latex process.

We expect to derive most of our Vytex NRL business revenue from the sales of our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL through our distribution agreement with Centrotrade Deutschland. We pay natural rubber latex processors a fee for the service of manufacturing and creating Vytex NRL for us under our toll manufacturing agreements. Conversely, Vystar collects a fee under the Centrotrade and Occidente (PICA) licensing models. The agreement in the bedding and furniture industries with NHS also provides income based on a license model. Our Vytex NRL product operates within broad, diverse and rapidly changing markets. As a result, widespread acceptance and use of product is critical to our future growth and success. If the market for our product fails to grow or grows more slowly than we currently anticipate, demand for our product could be negatively affected.

Our ability to generate significant revenue in the Vytex business is substantially dependent upon the willingness of consumers to make discretionary purchases and the willingness of manufacturers to utilize capital for research and development and the retooling of their manufacturing process, both of which are impacted by the state of the economy.

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

The following risk factors apply to our furniture business:

We face a volatile retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts stall, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business.

Our retail store faces significant competition from national, regional and local retailers of home furnishings, including increasing on-line competition via the internet.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Costco also have limited product offerings. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have also seen increasing competition from retailers offering consumers the ability to purchase home furnishings via the internet for home delivery, and this trend is expected to continue. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion into markets where we currently operate.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Sales of our furniture are dependent upon consumer acceptance of specific designs, styles, quality and price. As with all retailers, our business is susceptible to changes in consumer tastes and trends. We attempt to monitor changes in consumer tastes and home design trends through communication with our design consultants who provide valuable input on consumer tendencies. However, such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition. In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any downturn in the U.S. economy.

The following risk factors apply to our company as a whole:

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. On March 24, 2020 Massachusetts, required all non-essential businesses to close their physical workplaces. As a result, the Rotmans showroom, offices and warehouse temporarily closed. During that time, associates worked remotely where possible. The Company re-opened on June 10, 2020 and continues to monitor developments, including government requirements and recommendations.

As the COVID-19 pandemic is complex and rapidly changing, the full extent and duration of the impact of COVID-19 on the Company’s operation and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets.

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing. These risks are related to government regulation, volatile ocean freight costs, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We could also experience increases in the cost of ocean freight shipping which could have an adverse effect on our earnings. Shipping delays and extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

Because our stock price may be volatile due to factors beyond our control, you could lose all or part of your investment.

Price and volume of stock, including additional stock issuances may cause price decline and dilution.

If we do not attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers or employees. We require the key employee(s) to enter into employment agreements, but in the U.S., employees are free to leave an employer at any time without penalties. The loss of key employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2019, we had federal net operating loss (“NOL”) carry-forwards of approximately $26.0 million ($20.0 million for 2018) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2019; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded in the United States on the Over the Counter Bulletin Board (OTCBB) under the symbol “VYST.” The following table shows the range of high and low closing prices for our common stock.

	High	Low
December 31, 2018

First Quarter	$0.08	$0.02

Second Quarter	$0.08	$0.04

Third Quarter	$0.08	$0.01

Fourth Quarter	$0.03	$0.006

December 31, 2019

First Quarter	$0.06	$0.007

Second Quarter	$0.08	$0.04

Third Quarter	$0.04	$0.03

Fourth Quarter	$0.03	$0.01

Holders of Record

As of December 31, 2019, there were 237 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

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

Issuer Purchases of Equity Securities

We repurchased 30,000 shares of our equity securities during the 2019 fiscal year for $30.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2019 through December 31, 2019, we issued 142,538,209 shares of our common stock valued at $2,642,936 for services rendered to the Company in 2019, 155,226,844 shares were issued for cash for $606,300, 77,912,991 shares were issued for settlement of warrants at $394,250 and 45,000,000 shares were issued for conversion of related party line of credit valued at $1,977,935. During the period, 227,336,218 shares of common stock valued at $1,343,664 were issued upon the conversion of convertible notes including accrued interest and settlement of derivatives.

Stock Option Grants

There were no stock option grants issued from January 1, 2019 through December 31, 2019.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

From January 1, 2019 through December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts, in the aggregate of $713,700, to existing shareholders including a $100,000 note to Steven Rotman. The face amount of the notes represents the amount due at maturity in two years, along with accrued interest at a rate of 5%, at which time that amount may be converted into shares of the Company stock based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company.

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). The notes bear interest at a rate of 8%, are convertible at the Company’s option after December 31, 2019 and mature in five years. If converted. The notes plus interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount.

On July 18, 2019, the Company issued contingently convertible promissory notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of Rotmans (see Note 18). These notes bear interest at a rate of 8% and can be converted only after an acceleration event, which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The remaining consideration for the Rotmans acquisition were nonconvertible notes totaling $507,500 to Steven Rotman ($367,500) and Bernard Rotman ($140,000). These notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance.

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

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion Inc. (“FEC”), primarily consisting of its patent on the Hughes Reactor, which has the ability to control, enhance, and focus energy in flowing liquids and gases. Included in stock subscription payable is $103,750 representing the shares to be issued to FEC in 2020 for these assets. Vystar intends to use this technology to enhance the effectiveness of Vystar’s RxAir purification system to destroy airborne pathogens while decreasing the cost and size of Vystar’s RxAir units.

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S. Rotmans sells a broad line of residential furniture and decorative accessories and serves customers throughout the New England region. The acquisition is expected to add approximately $30 million in annual top line revenue and enable Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. In addition, Rotmans will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

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

Fair Value Inputs Related to Share-based and Other Equity Compensation

Generally accepted accounting principles require all share-based payments, including grants of employee stock options, stock grants and warrants, to be recognized in the financial statements based on their fair values. We compute the value of option awards granted by utilizing the Black-Scholes valuation model based upon their expected lives, expected volatility, expected dividend yield, and the risk-free interest rate. The value of the awards is then straight-line expensed over the service period of the awards. Issuance in shares of common stock is valued using the closing market price on the measurement date.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of foam toppers, furniture, mattresses and pillows and is carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventories on a regular basis. Approximate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months is classified as long-term.

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

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants, notes payable or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Purchase Accounting for Acquisition

In 2019, the Company acquired Murida Furniture Co., Inc. Acquisition of a business requires companies to record assets acquired and liabilities assumed at their respective fair market value at the date of acquisition. Any amount of the purchase price paid in excess of the estimated fair value of the net assets acquired is recorded as goodwill. The Company determined the fair value of Murida Furniture Co., Inc. using widely accepted valuation techniques. In addition, proper accounting for any acquisition required the Company to record the transactions of the acquired entity in the Company’s financial statements from the date of acquisition and forward.

Leases

The Company has adopted and implemented ASC 842, Leases, where the Company recognized right-of use assets and lease liabilities. For leases in which the acquiree is a lessee, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable and unfavorable terms of the lease when compared with market terms.

RESULTS OF OPERATIONS

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended December 31,
	2019	2018	$ Change	% Change
	CONSOLIDATED

Revenue	$13,685,872	$342,049	$13,343,823	3901.1%

Cost of revenue	7,332,271	385,803	6,946,468	1800.5%

Gross profit (loss)	6,353,601	(43,754)	6,397,355	14621.2%

Operating expenses:
Salaries, wages and benefits	3,355,593	-	3,355,593	100.0%
Share-based compensation	2,968,898	1,285,938	1,682,960	130.9%
Professional fees	1,132,251	1,961,328	(829,077)	-42.3%
Advertising	1,050,459	77,467	972,992	1256.0%
Rent	570,779	-	570,779	100.0%
Service charges	436,183	-	436,183	100.0%
Depreciation and amortization	444,890	145,046	299,844	206.7%
Other operating	1,335,204	201,577	1,133,627	562.4%

Total operating expenses	11,294,257	3,671,356	7,622,901	207.6%

Loss from operations	(4,940,656)	(3,715,110)	(1,225,546)	33.0%

Other income (expense):
Gain (loss) on settlement of debt	(327,433)	108,854	(436,287)	-400.8%
Interest expense	(1,390,407)	(673,277)	(717,130)	106.5%
Change in fair value of derivative liabilities	(1,079,450)	(269,539)	(809,911)	300.5%
Loss on impairment	-	(848,462)	848,462	-100.0%
Other income (expense)	12,395	(3,688)	16,083	436.1%

Total other expense, net	(2,784,895)	(1,686,112)	(1,098,783)	65.2%

Net loss	(7,725,551)	(5,401,222)	(2,324,329)	43.0%

Net loss attributable to noncontrolling interest	20,929	-	20,929	100.0%

Net loss attributable to Vystar	$(7,704,622)	$(5,401,222)	$(2,303,400)	42.6%

Revenues

Consolidated revenues for the year ended December 31, 2019 and 2018 were $13,685,872 and $342,049, respectively, for an increase of $13,343,823 or 3,901%. The increase in revenues from operations was principally due to the acquisition of Rotmans.

Consolidated gross profit (loss) for the year ended December 31, 2019 and 2018 were $6,353,601 and $(43,754), respectively, for an increase of $6,397,355 or 14,621%. Consolidated cost of revenue for year ended December 31, 2019 and 2018 was $7,332,271 and $385,803, respectively, an increase of $6,946,468 or 1,801%. The increase in gross profit and cost of revenue was mainly due to the acquisition of Rotmans.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and occupancy costs. The Company’s consolidated operating expenses were $11,294,257 and $3,671,356 for the year ended December 31, 2019 and 2018, respectively, for an increase of $7,622,901 or 208%. The increase in operating expenses was primarily due to the acquisition of Rotmans.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2019 and 2018 were $(2,784,895) and ($1,686,112), respectively, for a net increase of $1,098,783 or 65%. Increases in other expenses in 2019 included change in fair value of derivative liabilities of $809,911, interest expense of $717,130 and loss on settlement of debt of $436,287 which were offset with a decrease in impairment loss of $848,462 and an increase in other income of $16,083.

Net Loss

Net loss for the year ended December 31, 2019 and 2018 were $7,725,551 and $5,401,222, respectively, for an increase in net loss of $2,324,329 or 43%. Net loss in 2019 includes net loss attributable to noncontrolling interest of $20,929. The larger net loss the Company experienced in the year ended December 31, 2019 versus the same period in 2018 was attributable to the large increase in operating expenses for the year, primarily related to the increase in stock-based compensation expenses and professional fees related to the acquisition of Rotmans.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2019, the Company had cash of $72,355 and a deficit in working capital of $6,762,671. For the year ended December 31, 2019, the Company had a net loss of $7,725,551 and an accumulated deficit of $41,104,967 . For the year ended December 31, 2018, the Company had a net loss of $5,401,222 and the accumulated deficit amounted to $33,400,345. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,513,997 for the year ended December 31, 2019 as compared to $1,508,036 for the year ended December 31, 2018. During the year ended December 31, 2019, cash used in operations was primarily due to the net loss for the year of $7,725,551 net of non-cash related add-back of share-based compensation expense of $2,968,898.

The Company had $9,519 cash used in investing activities during the year ended December 31, 2019 as compared to $3,598 for the year ended December 31, 2018. During the year ended December 31, 2019, cash used in investing activities was related to the purchase of patents and trademark fees.

Net cash provided by financing activities was $1,545,818 during the year ended December 31, 2019, as compared to cash provided of $1,548,185 during the year ended December 31, 2018. During 2019, cash was provided from the proceeds in notes payable in the amount of $713,700, repayments on notes payable in the amount of $28,724, net borrowings on line of credit of $39,449, $1,000,550 in proceeds from common stock issuances, repayments of convertibles notes of $146,206 and treasury stock repurchases of $30. In 2018, cash provided by financing activities was provided from the issuance of common stock in the amount of $149,500, proceeds from a bank loan of $500,000, proceeds from notes payable in the amount of $981,685 and repayments on notes payable in the amount of $83,000.

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

Certain Relationships and Related Transactions

On April 29, 2011, the Company executed with CMA Investments, LLC, a Georgia limited liability company of which three of the directors of the Company (“CMA directors”) are the members (“CMA”), an unsecured line of credit (“CMA Note Payable”) bearing interest at LIBOR plus 5.25% per annum on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the years ended December 31, 2018 was 7.99%.

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

As of December 31, 2018, the Company had borrowed up to $1,500,000 from CMA Investments, LLC (the “Note”). Holders of the Note received the proceeds for the Note to make the loan from a financial institution (the “Holder Loan”). Pursuant to a Loan Payoff and Share Payment Agreement, as final payment of the Note, CMA Investments agreed to accept 15,000,000 shares of common stock of the Company. The shares of common stock were issued in the name of CMA Investments and delivered to an escrow agent for its benefit. The Company agreed to pay interest under lender’s bank loan for a six-month period which may be extended by 30 days under certain circumstances. After the six-month period, the escrow agent may sell the shares at a price no less than $.035 per share with expectation that sales would be complete by July 1, 2022. In the event of a short from the proceeds from the sale of the shares and the amount that was owed, the Company must pay the shortfall in shares based on the fair market value of the shares, provided that the Company may pay cash at any time in Escrow at par value.

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

In connection with the July settlement the Company recorded a loss on debt extinguishment of approximately $340,000.

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month to be paid in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. Under the terms of his previous employment agreement, he was paid approximately $1 per year in cash and $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market. During the year ended December 31, 2019, the Company issued Steven Rotman 28,016,022 shares that were accrued and expensed as of December 31, 2018. The Company expensed approximately $201,000 during the year ended December 31, 2019 related to 4,000,000 shares issued for Steven Rotman’s services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $442,000 in 2019 related to approximately 12,771,000 shares to be issued in the future.

During the year ended December 31, 2019, the Company had sales of approximately $49,000 to Murida, DBA Rotmans Furniture (“Rotmans”). Steve Rotman, the Company’s CEO, is also Rotmans CEO and a former shareholder. The Company acquired a 58% interest in Rotmans on July 18, 2019. During the year ended December 31, 2019, the Company utilized certain warehouse staff, warehouse space/services and an executive assistant of Rotmans for the Company’s purposes. The Company was charged approximately $821,000 for these services in 2019. All significant intercompany transactions since the acquisition date have been eliminated in the accompanying consolidated financial statements.

Designcenters.com (“Design”) is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Design provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. Per Design’s consulting agreement, it is to be paid approximately $7,100 per month in cash or shares based on a 20-day average at a 50% discount to market and a $10,000 quarterly bonus to be paid in shares using the same formula. During the year ended December 31, 2019, the Company issued Design 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed in 2018. The Company expensed approximately $83,000 related to the consulting agreement during the year ended December 31, 2019. Of the expensed amount, approximately $41,000 was paid in cash, with the remaining $42,000 included in stock subscription payable for approximately 850,000 shares to be issued in the future.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed in 2018. During the year ended December 31, 2019, the Company expensed approximately $510,000 related to the consulting agreement . Of the expensed amount, approximately $180,000 was paid in cash, with the remaining $330,000 included in stock subscription payable for approximately 10,562,000 shares to be issued in the future.

Polymer Consultancy Services, Ltd. (“Polymer”) is partly owned by Dr. R.K. Matthan, a director of the Company. Polymer provides research and development consulting services related to the Company’s latex products. The Company paid Polymer approximately $23,000 for these services during the year ended December 31, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vystar Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018.

Irvine, CA

July 6, 2020

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$72,355	$50,053
Accounts receivable	38,526	19,732
Stock subscription receivable	49,250	-
Inventories	4,114,977	570,587
Investments - equity securities , at fair value	149,517	-
Prepaid expenses and other	602,980	6,683
Deferred commission costs	129,123	-
Total current assets	5,156,728	647,055

Property and equipment, net	1,879,739	291,346
Operating lease right-of-use assets	10,379,685	-
Finance lease right-of-use assets, net	849,209	-

Other assets:
Intangible assets, net	2,489,612	1,383,919
Goodwill	460,301	147,092
Inventories, long-term	935,121	-
Deferred commission costs, net of current portion	217,024	-
Other	34,377	-
Total other assets	4,136,435	1,531,011

Total assets	$22,401,796	$2,469,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$2,413,539	$-
Term notes - current maturities	16,374	-
Accounts payable	2,846,306	726,159
Accrued expenses	681,758	101,979
Stock subscription payable	1,150,125	771,203
Operating lease liabilities - current maturities	1,055,000	-
Finance lease liabilities - current maturities	167,000	-
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	366,326	504,149
Related party debt - current maturities	46,000	-
Unearned revenue	1,677,171	-
Derivative liabilities	1,499,800	235,085

Total current liabilities	11,919,399	2,338,575

Long-term liabilities:
Related party line of credit	-	1,499,875
Term notes, net of current maturities	500,000	500,000
Operating lease liabilities, net of current maturities	7,506,671	-
Finance lease liabilities, net of current maturities	678,247	-
Unearned revenue, net of current maturities	823,401	-
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities and debt discount	494,363	-
Related party debt, net of current maturities and debt discount	1,712,259	-
Total long-term liabilities	11,714,941	1,999,875
Total liabilities	23,634,340	4,338,450

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at December 31, 2019 and 2018, (liquidation preference of $91,275 and $77,447 at December 31, 2019 and 2018, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,105,762,080 and 457,747,818 shares issued and 1,105,732,080 and 457,747,818 shares outstanding at December 31, 2019 and 2018, respectively	110,573	45,774
Additional paid-in capital	38,436,607	31,485,532
Accumulated deficit	(41,104,967)	(33,400,345)
Common stock in treasury, at cost; 30,000 and 0 shares at December 31, 2019 and 2018, respectively	(30)	-
Total Vystar stockholders’ deficit	(2,557,816)	(1,869,038)
Noncontrolling interest	1,325,272	-
Total stockholders’ deficit	(1,232,544)	(1,869,038)

Total liabilities and stockholders’ deficit	$22,401,796	$2,469,412

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018

Revenue	$13,685,872	$342,049

Cost of revenue	7,332,271	385,803

Gross profit (loss)	6,353,601	(43,754)

Operating expenses:
Salaries, wages and benefits	3,355,593	-
Share-based compensation	2,968,898	1,285,938
Professional fees	1,132,251	1,961,328
Advertising	1,050,459	77,467
Rent	570,779	-
Service charges	436,183	-
Depreciation and amortization	444,890	145,046
Other operating	1,335,204	201,577

Total operating expenses	11,294,257	3,671,356

Loss from operations	(4,940,656)	(3,715,110)

Other income (expense):
Gain (loss) on settlement of debt, net	(327,433)	108,854
Interest expense	(1,390,407)	(673,277)
Change in fair value of derivative liabilities	(1,079,450)	(269,539)
Loss on impairment	-	(848,462)
Other income (expense)	12,395	(3,688)

Total other expense, net	(2,784,895)	(1,686,112)

Net loss	(7,725,551)	(5,401,222)

Net loss attributable to noncontrolling interest	20,929	-

Net loss attributable to Vystar	$(7,704,622)	$(5,401,222)

Basic and diluted loss per share:
Net loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	1,009,072,209	257,499,751

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2017	13,828	$1	132,809,218	$13,280	$25,128,476	$(27,999,123)	-	$-	$(2,857,366)	$-	$(2,857,366)

Common stock issued in acquisitions			55,687,500	5,569	2,925,450				2,931,019		2,931,019

Common stock issued for signing bonus			721,408	72	34,734				34,806		34,806

Share-based compensation - options					1,161,132				1,161,132		1,161,132

Common stock issued for cash received			54,999,997	5,500	159,500				165,000		165,000

Common stock issued for conversion of payables			8,333,333	833	43,334				44,167		44,167

Reclassification of derivative upon conversion					500,359				500,359		500,359

Relative fair value of warrants issued with convertible debt					18,747				18,747		18,747

Common stock and warrants issued for services			1,928,571	193	89,807				90,000		90,000

Common stock issued upon conversion of convertible notes and settlement of debt			203,267,791	20,327	1,423,993				1,444,320		1,444,320

Net loss	-	-	-	-	-	(5,401,222)	-	-	(5,401,222)	-	(5,401,222)

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	-	$-	$(1,869,038)	$-	$(1,869,038)

Common stock issued for services			142,538,209	14,253	2,628,683				2,642,936		2,642,936

Share based compensation - options					50,789				50,789		50,789

Common stock issued for settlement of warrants			77,912,991	7,791	386,459				394,250		394,250

Common stock issued for cash received, net			155,226,844	15,522	590,778				606,300		606,300

Common stock issued for conversion of related party line of credit			45,000,000	4,500	1,973,435				1,977,935		1,977,935

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,733	1,320,931				1,343,664		1,343,664

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Acquisition of noncontrolling interest									-	1,346,201	1,346,201

Net loss	-	-	-	-	-	(7,704,622)	-	-	(7,704,622)	(20,929)	(7,725,551)

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,725,551)	$(5,401,222)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on settlement of debt	327,433	(108,854)
Share-based compensation	2,968,898	1,285,938
Loss on impairment	-	848,462
Depreciation	177,314	31,485
Bad debts	2,183	-
Amortization of intangible assets	267,576	113,561
Noncash lease expense	35,120	-
Amortization of debt discount	73,519	463,084
Excess fair value of derivatives upon grant	-	35,326
Change in fair value of derivative liabilities	1,079,450	269,539
Interest on derivative liabilities	741,725	-
Interest charged on related party line of credit	121,957	-
Net unrealized gain on available-for-sale investments	(8,292)	-
(Increase) decrease in assets:
Accounts receivable	(5,131)	(15,769)
Stock subscription receivable	(49,250)	(49,250)
Inventories	424,988	(330,730)
Prepaid expenses and other assets	(375,990)	159,408
Deferred commission costs	3,842	-
Increase (decrease) in liabilities:
Accounts payable	300,000	539,933
Accrued expenses	134,263	601,803
Unearned revenue	(8,051)	-
Net cash used in operating activities	(1,513,997)	(1,508,036)

Cash flows from investing activities:
Patents and trademark fees	(9,519)	(3,598)

Cash flows from financing activities:
Net borrowings on line of credit	39,449	-
Proceeds of Fidelity Bank loan	-	500,000
Repayment of long-term debt	(8,931)	(78,060)
Repayment of finance lease obligations	(32,921)	-
Proceeds from the issuance of notes - related parties	713,700	195,635
Repayment of notes payable - related parties	(19,793)	(4,940)
Proceeds from the issuance of notes, net	-	786,050
Repayment of convertible notes	(146,206)	-
Issuance of common stock, net of costs	1,000,550	149,500
Treasury stock repurchases	(30)	-

Net cash provided by financing activities	1,545,818	1,548,185

Net increase in cash	22,302	36,551

Cash - beginning of year	50,053	13,502

Cash - end of year	$72,355	$50,053

Cash paid during the year for:
Interest	$410,164	$93,540

Non-cash transactions:
Purchase of tangible and intangible assets with common stock	$103,750	$2,925,450
Purchase of tangible and intangible assets with long-term debt (see Note 18)	2,030,000	-
Shareholder and convertible notes and accrued interest payable converted to common stock	1,343,664	1,467,325
Common stock issued for accrued compensation	771,203	-
Common stock issued for settlement of related party line of credit	1,977,935	-
Common stock issued for settlement of warrant exercises	32,442	-
Shareholder advances to related party on behalf of the Company	180,000	-
Derivatives issued as a debt discount	722,875	430,579
Settlement of derivative liabilities	1,279,335	500,359

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

In April of 2018, Vystar acquired the assets of NHS Holdings, LLC executing on the first part of the Company’s vision to move into direct product offerings made from Vytex® latex. NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels. This acquisition provides Vystar with roll packing and cutting equipment to support our bedding manufacturing partners, while lowering the cost of Vytex to the manufacturer by eliminating the middleman.

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

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Rotmans. Rotmans sells a broad line of residential furniture and decorative accessories and serves customers throughout the New England region. The acquisition is expected to add approximately $30 million in annual top line revenue and enable Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. In addition, Rotmans will offer significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers. The Company and Rotmans are exploring a number of initiatives relating to environmentally friendly product development and distribution that will utilize the access to the capital markets afforded by this combination.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 19, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates made by management include, among others, the allowance for obsolete inventory, the allocation of purchase price related to acquisitions, the recoverability of long-lived assets, fair values of right of use assets and lease liabilities, valuation of derivative liabilities, share-based compensation and other equity issuances. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2019 and 2018 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2019.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to various financial institutions at an average service charge of 6.6% in 2019. Amounts sold during the period from the Rotmans acquisition of July 18, 2019 through December 31, 2019 was $4,123,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vytex customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2019 and 2018, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

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

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2019, the Company believes that the c arrying value of the available-for-sale securities was recoverable in all material respects.

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

Customer relationships, tradename and marketing related intangibles are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 5 to 10 years. See Note 18 for further discussion.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the year ended December 31, 2019, we did not recognize any impairment of our long-lived assets. During the year ended December 31, 2018, we recognized an impairment charge of $848,462 related to the increase in the value of the Company’s common stock from the time of negotiation to closing and the fair value of the underlying assets.

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

The following table reflects goodwill activity for the years ended December 31, 2019 and 2018:

	2019	2018

Balance, beginning of the year	$147,092	$-

Acquisitions	313,210	995,554

Loss on impairment	-	(848,462)

Balance, end of the year	$460,302	$147,092

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, during the years ended December 31, 2019 and 2018, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage. During the year ended December 31, 2019, all of the recognized revenue related to deferred revenues which originated from the acquisition of Rotmans.

Changes to unearned revenue during the year ended December 31, 2019 are summarized as follows:

Balance, beginning of the year	$-

Balance acquired with acquisition	2,508,623

Customer deposits received	11,392,251

Warranty coverage purchased	229,646

Gift cards purchased	17,750

Revenue earned	(11,647,698)

Balance, end of the year	$2,500,572

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in 2019 and 2018, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,983,271 and 29,098,271 shares of common stock for 2019 and 2018, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,237,646 and 15,488,832 shares of common stock for 2019 and 2018, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,591,100 and 4,314,537 shares of common stock and common shares to be issued for share-based compensation of 24,939,402 and 108,871,543 in 2019 and 2018, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. The adoption of the new revenue recognition guidance on January 1, 2018 was immaterial to our consolidated financial statements.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2019 and 2018, reserves for estimated sales returns totaled $3,000 and are included in the accompanying consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. At December 31, 2019, deferred warranty revenue is approximately $1,309,000 and is included in unearned revenue in the accompanying consolidated balance sheets. During the year ended December 31, 2019, the Company recorded total proceeds of approximately $230,000 and recognized total revenues of approximately $245,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At December 31, 2019, deferred commission costs are approximately $346,000 and included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing of the Company’s process to produce Vytex NRL.

Vytex NRL has produced protein test results on finished products that are both “below detection” and “not detectable” in terms of the amount of proteins remaining in these finished goods made with Vytex NRL. These results have been reproduced in many subsequent tests. For the years ended December 31, 2019 and 2018, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $1,050,000 and $77,000 for the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company has adopted this standard (see Note 7), and it had no significant impact upon adoption but significant impact to the Company’s balance sheet upon the acquisition of Rotmans (see Note 18).

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“ASC 350”), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company has adopted ASU 2017-04 and no impairment was recorded on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with “down round” features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. The Company has adopted ASU 2017-11 and it did not have a material impact on its financial statements.

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

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2019, the Company had cash of $72,355 and a deficit in working capital of approximately $6.8 million. Further, at December 31, 2019 the accumulated deficit amounted to approximately $41.1 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -	INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows as of December 31, 2019:

	Gross	Fair
Cost	Unrealized Gains	Value

$141,225	$8,292	$149,517

Net unrealized holding gains on available-for-sale securities were approximately $8,000 since the date of the Rotmans acquisition and have been included in other income (expense) in the accompanying statements of operations. There were no investments – equity securities prior to the Rotmans acquisition in July 2019. Investments represent equity securities in a publicly traded company.

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	2019	2018

Furniture, fixtures and equipment	$1,354,665	$3,831
Tooling and testing equipment	319,000	319,000
Parking lots	365,707	-
Motor vehicles	49,166	-

	2,088,538	322,831
Accumulated depreciation	(208,799)	(31,485)

Property and equipment, net	$1,879,739	$291,346

Depreciation expense for the years ended December 31, 2019 and 2018 was $177,314 and $31,485, respectively.

NOTE 6 -	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

			Amortization
			Period
	2019	2018	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$100,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,380,000	610,000	5 - 10
Marketing related	380,000	-	5
Patents	355,418	242,149	6 - 20
Noncompete	50,000	50,000	5

Total	2,985,418	1,612,149
Accumulated amortization	(504,878)	(237,302)

Intangible assets, net	2,480,540	1,374,847
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$2,489,612	$1,383,919

Amortization expense for the years ended December 31, 2019 and 2018 was $267,576 and $113,561, respectively. Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2020	$416,955
2021	416,955
2022	416,955
2023	410,344
2024	375,288
Thereafter	444,043

Total	$2,480,540

As discussed in Note 18, amortized intangible assets of $1,260,000 were recognized with the acquisition of Rotmans. In addition, patents increased $103,750 with the acquisition of FEC in May of 2019. Included in stock subscription payable is $103,750 representing the shares to be issued to FEC in 2020 for these assets. In determining the fair value of the intangible assets related to the purchase, the Company considered, among other factors, the best use of the acquired assets, analysis of historical financial performance of the Company and estimates of future performance. This helped determine the fair values of the identified intangibles assets related to customer relationships, tradename and brand and marketing.

NOTE 7 -	LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the year ended December 31, 2019:

Year Ended
December 31, 2019

Operating lease cost	$724,609

Finance lease cost:

Amortization of right-of-use assets	37,121
Interest on lease liabilities	4,826

Total lease cost	$766,556

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

The following table presents other information related to leases:

Year Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$635,377
Financing cash flows used for financing leases	$32,921

Assets obtained in exchange for operating lease liabilities	$10,215,153

Assets obtained in exchange for finance lease liabilities	$880,189

Weighted average remaining lease term:
Operating leases	9 years
Finance leases	6 years

Weighted average discount rate:
Operating leases	5.53%
Finance leases	5.16%

The future minimum lease payments required under operating and financing lease obligations as of December 31, 2019 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

2020	$1,500,616	$200,568	$1,701,184
2021	1,503,643	191,805	1,695,448
2022	1,153,799	137,203	1,291,002
2023	878,807	136,402	1,015,209
2024	870,000	126,262	996,262
Thereafter	5,292,500	186,865	5,479,365

Total undiscounted lease liabilities	11,199,365	979,105	12,178,470
Less: imputed interest	(2,637,694)	(133,858)	(2,771,552)

Net lease liabilities	$8,561,671	$845,247	$9,406,918

As of December 31, 2019, the Company has an additional finance lease that will commence in January 2020. The right of use asset totals $75,739 and requires monthly installments of $1,145 for 78 months.

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY

Line of Credit

The Company has a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances are limited to 50% of eligible inventory and bear interest at the prime rate plus 0.50% with a floor of 3.75%. The interest rate was 5.25% at December 31, 2019. The line of credit is due upon demand and is subject to renewal annually. It is secured by all assets of the Company. The credit line is subject to certain financial and non-financial covenants. The Company was not in compliance with certain covenants as of December 31, 2019 and was in default in March 2020. The credit line was subsequently paid off on May 29, 2020. See Note 19 for additional discussion. Indebtedness to existing and future Rotman Family notes were subordinated to the bank debt. The line was also secured with a mortgage on a property of a wholly-owned entity of Steven Rotman.

Borrowings under this agreement at December 31, 2019 were approximately $2,414,000.

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

In July 2018, the Company issued 15 million shares in escrow, which CMA began to sell in March 2019 at the end of the six-month restrictive period. The shares were sold at their discretion to bring down the balance of the CMA Note. In accordance with the agreement, CMA had to sell all shares at no less than $0.035 per share. As of September 30, 2019, the Company reduced the amounts due by $0.9 million of the $1.5 million CMA Note through the issuance and sale of 15 million shares of its common stock that were previously held in escrow. The total value received upon the sale of the 15 million shares was less than the total obligation outstanding after all shares were sold through April 2019.

In July 2019, the Company issued an additional 30 million shares to CMA to settle the shortfall. The details are as follows:

●	Upon delivery of the 30 million shares for the second and third tranches, the debt was fully satisfied. CMA can sell the shares at least six months after issue at no less than $0.01399 per share (subject to adjustment for stock split, reorganization, recapitalization, reclassification, reverse stock split or stock dividend).

●	The agreement specifies CMA must purchase up to 19 million shares of the Company if the average sale prices of the shares in the second and third tranches are at or above certain thresholds. There have been no additional purchases of Company shares by CMA through June 2020.

In connection with the July settlement the Company recorded a loss on debt extinguishment of approximately $340,000.

Term Notes

During the year ended December 31, 2018, certain investors guaranteed $100,000 each with Fidelity Bank to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of December 31, 2019 and 2018.

Other term debt totaling $16,374 at December 31, 2019 represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable as of December 31:

	2019	2018

Shareholder, convertible and contingently convertible notes	$951,895	$542,528
Accrued interest	46,569	35,140
Debt discount	(137,775)	(73,519)

	860,689	504,149
Less: current maturities	(366,326)	(504,149)

	$494,363	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The Notes were extended one additional year until January 2020. The outstanding balance of all of these Notes as of December 31, 2019 and 2018 is $338,195.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the notes represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of December 31, 2019.

Based on the variable conversion price, the Company recorded derivative liabilities of $442,934 at December 31, 2019.

Convertible and Contingently Convertible Notes Payable

The following table summarizes convertible and contingently convertible notes payable as of December 31:

	2019	2018

Power Up Lending Group LTD	$-	$149,305
Crown Bridge Partners, LLC	-	50,000
Auctus Fund LLC	-	9,375
EMA Financial LLC	-	653
First Fire Global Opportunities Fund, LLC	-	(5,000)

	-	204,333
Accrued interest	-	21,139
Debt discount	-	(73,519)

	$-	$151,953

From January 1, 2018 and through the date of these consolidated financial statements, the Company had issued certain convertible and contingently convertible notes payable in varying amounts, in the aggregate of $710,000. The face amount of the notes represented the amount due at maturity along with the accrued interest, at which time that amount may be converted into shares of the Company stock based on the lowest 2 day closing price for the trailing 20 days prior to conversion and carrying a 35% discount. The convertible and contingently convertible notes provided for interest to accrue at an interest rate equal to 12% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the convertible and contingently convertible notes ranges from $0.05 to $0.10 per share, subject to adjustment as provided therein. The total outstanding balance of the convertible and contingently convertible notes was converted as of December 31, 2019 into approximately 303 million shares of the Company’s common stock. Based on the variable conversion price, the Company recorded initial derivative liabilities of $465,905. The remaining balance of $235,085, net of discount, as of December 31, 2018 was reduced to zero in 2019 after a change in fair value of $1,044,250 and a decrease of $1,279,335 to the balance of the derivative liabilities upon the date all notes were converted.

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

Peak One Opportunity Fund is entitled to convert the note into common stock at a price equal to 65% of the lowest traded price for the twenty trading days immediately preceding the date of the date of conversion. The Company had the option to redeem the note at varying prices based upon the redemption date. As of December 31, 2018, the entire balance had been converted into shares of common stock.

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

Crown Bridge Partners has converted the first tranche into common stock at a price equal to 65% of the average of the two lowest traded prices for the twenty-five trading days immediately preceding the date of the date of conversion. As of December 31, 2019, the entire balance has been converted into 32,240,000 shares of common stock.

Other Notes Payable

The following notes were also convertible after six months from the issue date:

	Face	Interest		Net Cash	Amount
Issue Date and Name	Amount	Rate	Maturity	Proceeds	Converted/Paid

Jan 29, 2018 EMA	$80,000	12%	Jan 29, 2019	$72,300	$80,000
Feb 14, 2018 Auctus	$80,000	12%	Nov 14, 2018	$72,500	$80,000
Feb 13, 2018 FirstFire Global	$76,500	5%	Nov 13, 2018	$72,500	$81,500
May 2, 2018 Power Up #3	$83,000	12%	May 23, 2019	$80,000	$83,000
Oct 10, 2018 Power Up #4	$103,000	12%	Oct 10, 2019	$103,000	$103,000

During the year ended December 31, 2019, approximately $63,000 of the convertible notes above and approximately $21,000 of accrued interest were exchanged for approximately 227,000,000 shares of common stock. In addition, approximately $142,000 of the Power Up notes have been settled in cash. All convertible notes above have been paid in full or fully converted as of December 31, 2019.

Related Party Debt

The following table summarizes related party debt as of December 31, 2019:

2019

Rotman Family convertible notes	$1,782,707
Rotman Family nonconvertible notes	507,500
Accrued interest	53,152
Debt discount	(585,100)

1,758,259
Less: current maturities	(46,000)

$1,712,259

Rotman Family Convertible Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $109,000 and $57,000, respectively, at December 31, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman is approximately $1,128,000 and $430,000, respectively, at December 31, 2019.

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

Based on the variable conversion price for all of these convertible notes, the Company recorded derivative liabilities of $1,056,866 at December 31, 2019.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans (see Note 18), Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $376,000 and $143,000, respectively, at December 31, 2019.

Approximate maturities for the succeeding years are as follows:

2020	$46,000
2021	59,000
2022	62,000
2023	85,000
2024	34,000
Thereafter	221,500

$507,500

NOTE 9 -	DERIVATIVE LIABILITIES

As of December 31, 2019, the Company had a $1,499,800 derivative liability balance on the consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $1,079,450 for the year ended December 31, 2019. The derivative liability activity comes from certain convertible notes payable (and any related warrants). The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2019 and 2018:

Fair Value of Embedded Derivative and Warrant Liabilities:

	2019	2018

Balance, beginning of the year	$235,085	$-

Initial measurement of liabilities	1,464,600	465,905

Change in fair value	1,079,450	269,539

Settlement due to conversion	(1,279,335)	(500,359)

Balance, end of the year	$1,499,800	$235,085

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common Stock and Warrants

In January 2019, the Company repurchased 30,000 shares of common stock from an existing shareholder for $30 in cash. The transaction was recorded as treasury stock repurchased and is included in the accompanying consolidated financial statements as a separate item in the consolidated statements of stockholders’ deficit.

During the first quarter of 2019, through majority shareholder consent, the Company increased the amount of authorized common stock shares to 1,500,000,000.

During the year ended December 31, 2019, the Company issued 155,226,844 shares under equity purchase agreements for cash proceeds totaling $606,300. Included in this amount are 22,999,999 of shares purchased for $69,000 from related parties. Approximately 54,999,997 shares were issued during 2019 but were included in shares issued and outstanding at December 31, 2018 as the related cash was received prior to year-end 2018. There were additional share issuances to First Fire Global Opportunities Fund, LLC and Crown Bridge Partners, LLC for cash related to the settlement of warrants previously attached to convertible notes payable. See discussion below in Other Shares Issued.

During the year ended December 31, 2019, the Company issued 227,336,218 shares due to the conversion of principal and interest of notes payable totaling $85,000. The fair value at dates of conversion totaled approximately $1.3 million which were offset by the settlement of derivative liabilities upon conversion of approximately $1.3 million. The difference was recognized as a gain on settlement of debt of approximately $21,000 and is included in the consolidated statements of operations in other income (expense) for the year ended December 31, 2019. See Note 8 for further details on conversion of the contingently convertible notes.

As discussed in Note 8, in July 2018, the Company issued 15,000,000 shares in escrow which CMA Investments, LLC began to sell in March 2019 at the end of the restrictive six-month period. The shares were sold at their discretion to bring down the balance of the debt. In accordance with the agreement, CMA Investments, LLC had to sell all shares at no less than $0.035 per share. During the year ended December 31, 2019, the Company issued an additional 30,000,000 shares of its common stock to fully satisfy the CMA note.

Other Shares Issued

In January 2019, the Company issued 14,746,324 shares to Peak One Opportunity Fund, L.P. as part of a settlement. The shares were issued to settle any exercise of the 600,000 warrants previously granted to the investor related to convertible debt that was already converted, in addition to under conversion of previously outstanding convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited in exchange for shares noted above. On the date of settlement, the shares had a fair value of $32,442.

In March 2019, the Company issued a total of 31,333,333 shares for $200,000 in cash received from First Fire Global Opportunities Fund, LLC. The shares were issued to settle any exercise of the 286,875 warrants previously granted to the investor related to convertible debt that was already converted, in addition to over conversion of previously outstanding convertible notes payable. These warrants were issued in connection with convertible notes payable. As part of settlement to consider any remaining dispute over convertible notes payable and to avoid returning shares to the Company, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited in exchange for shares issued for cash noted above. On the date of the settlement, the shares had a fair value of $2,193,333.

In January and March of 2019, the Company issued 31,833,334 shares for $200,000 in cash from Crown Bridge Partners, LLC. The shares were issued to settle any exercise of the 125,000 warrants previously granted to the investor related to convertible debt that was already converted. As part of settlement to consider any remaining dispute over convertible notes payable, the parties agreed the debt would be considered fully converted as of March 31, 2019. As part of that settlement agreement, the previously issued warrants were forfeited in exchange for shares issued for cash noted above. On the date of the settlement, the shares had a fair value of $1,457,967.

During the year ended December 31, 2019, the Company issued 142,538,209 shares for consulting services valued at $2,642,936 based on the respective measurement dates. Of these shares, 85,664,655 were issued to related parties, see further detail of related party shares in Note 13.

NOTE	11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	Year Ended December 31,
	2019		2018
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$1,812,867	13.2	$-	-
Dining Room Furniture	1,135,807	8.3	-	-
Occasional	2,239,769	16.4	-	-
	5,188,443	37.9	-	-
Upholstery	3,523,817	25.7	-	-
Mattresses and Toppers	3,038,471	22.2	319,523	93.4
Broadloom, Flooring and Rugs	1,172,318	8.6	-	-
Warranty	245,002	1.8	-	-
Accessories and Other	517,821	3.8	22,526	6.6
	$13,685,872	100.0	$342,049	100.0

NOTE 12 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $2,968,898 and $1,285,938 of stock-based compensation for the years ended December 31, 2019 and 2018, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $845,175 and $771,203 at December 31, 2019 and 2018, respectively.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards granted. The following assumptions were used for warrant awards during the year ended December 31, 2019:

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

In total for the years ended December 31, 2019 and 2018, the Company recorded $50,789 and $1,161,132, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of December 31, 2019 was $48,933 for non-vested share-based awards to be recognized over a period of approximately four years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2019, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2019. During 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) and authorized up to 50,000,000 shares to be issued under the Plan. All employees, consultants and independent Board members are eligible to participate in the Plan.

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

There were no options and 21,800,000 non-plan options granted during the year ended December 31, 2019 and 2018, respectively.

The weighted average assumptions used in the option pricing model for stock option grants were as follows:

	2019	2018
Expected Dividend Yield	-	0.00%
Expected Volatility in Stock Price	-	263.33%
Risk-Free Interest Rate	-	2.25%
Expected Life of Stock Awards - Years	-	10.00
Weighted Average Fair Value at Grant Date	-	$0.05

The following table summarizes all stock option activity of the Company for the years ended December 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2017	7,748,271	$0.16	5.80

Granted	21,800,000	$0.02	5.00

Exercised	-	-

Forfeited	(450,000)	$0.68

Outstanding, December 31, 2018	29,098,271	$0.06	4.49

Exercisable, December 31, 2018	27,258,270	$0.06	6.48

Granted	-

Exercised	-

Forfeited	(1,115,000)	$0.21

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Exercisable, December 31, 2019	26,783,271	$0.21	3.69

As of December 31, 2019, and 2018, the aggregate intrinsic value of the Company’s outstanding options was approximately $1,000 and $22,000, respectively. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted-average assumptions used in the option pricing model for stock warrant grants were as follows:

	2019	2018
Expected Dividend Yield	-	0.00%
Expected Volatility in Stock Price	-	295.00%
Risk-Free Interest Rate	-	3.05%
Expected Life of Stock Awards	-	8.52

The following table represents the Company’s warrant activity for the year ended December 31, 2019 and 2018:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2017	14,699,582		$0.10	5.41

Granted	1,011,875	$0.05	$0.40	3.36

Exercised	-	-	-

Forfeited	-	-	-

Expired	(222,625)		$0.90	3.36

Outstanding, December 31, 2018	15,488,832		$0.12	4.27

Granted	-	-	-

Exercised	-	-	-

Forfeited	(1,251,186)		$0.48

Expired	-	-	-

Outstanding, December 31, 2019	14,237,646		$0.07	3.58

Exercisable, December 31, 2019	14,237,646		$0.07	3.58

NOTE 13 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. Under the terms of his previous employment agreement, he was paid approximately $1 per year in cash and $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market. During the year ended December 31, 2019, the Company issued Steven Rotman 28,016,022 shares that were accrued and expensed as of December 31, 2018. The Company expensed $201,200 during the year ended December 31, 2019 related to 4,000,000 shares issued for Steven Rotman’s services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $442,000 in 2019 related to approximately 12,771,000 shares to be issued in the future.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity.

Per the Design’s consulting agreement, Design was to receive approximately $7,100 per month to be paid in cash or shares based on a 20-day average at a 50% discount to market and a $10,000 quarterly bonus to be paid in shares using the same formula. During the year ended December 31, 2019, the Company issued Design 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the year ended December 31, 2019, the Company expensed approximately $83,000 related to the consulting agreement. Of the expensed amount, approximately $41,000 was paid in cash. As of December 31, 2019, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed as of December 31, 2018. During the year ended December 31, 2019, the Company expensed approximately $510,000 related to the consulting agreement . Of the expensed amount, approximately $180,000 was paid in cash. As of December 31, 2019, the Company had a stock subscription payable balance of $330,000, for approximately 10,562,000 shares related to this party.

Polymer Consultancy Services, Ltd.

This entity is owned in part by Dr. R.K. Matthan, a director of the Company. Polymer Consultancy Services, Ltd. (“Polymer”) provides research and development consulting services related to the Company’s latex products. The Company paid Polymer approximately $23,000 for these services during the year ended December 31, 2019.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock to be issued in 2020. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at December 31, 2019 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

Rotmans Furniture

During the year ended December 31, 2019, the Company had sales of approximately $49,000 to Murida Furniture Co., Inc., DBA Rotmans Furniture (“Rotmans”). All significant intercompany transactions since the acquisition date of July 18, 2019 have been eliminated in the accompanying consolidated financial statements. The Company utilized certain warehouse staff, warehouse and office space/services and an executive assistant of Rotmans for the Company’s purposes. The Company was charged approximately $821,000 for these services in 2019.

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

During the year ended December 31, 2019, the Company entered into various services agreement with consultants for financial reporting, advisory, and compliance services.

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

During 2019, the Company made approximately 15% of its purchases from one major vendor. The Company owed its major vendor approximately $219,000 at December 31, 2019. There were no significant vendor concentrations in 2018.

During 2018, revenue came from three major customers. At December 31, 2018, receivables from major customers totaled approximately $17,000. There were no significant customer concentrations in 2019.

NOTE 16 -	INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended December 31,
	2019	2018

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018

NOL carryforwards	$5,490,000	$4,190,000

Less valuation allowance	(5,490,000)	(4,190,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company, excluding Rotmans, has a net operating loss carryforward of approximately $26,100,000 as of December 31, 2019, of which approximately $18,400,000 expires beginning in 2024 and $7,700,000 which can be carried forward indefinitely. For state income tax purposes, the Company, excluding Rotmans, has a net operating loss carryforward of approximately $18,300,000 and $7,700,000 as of December 31, 2019 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of December 31, 2019, Rotmans has a net operating loss carryforward of approximately $2,700,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $900,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $1,800,000 which expires beginning in 2022.

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

There were no Company contributions in 2019. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

The Company offers no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 18 -	ACQUISITION OF ROTMANS

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Consideration Paid:
Notes payable	$507,500
Convertible notes payable	1,522,500

Total consideration	$2,030,000

Purchase Price Allocation:
Accounts receivable	$15,847
Inventories	4,904,499
Other current assets	471,532
Operating lease right-of-use assets	10,848,241
Finance lease right-of-use assets, net	173,596
Property and equipment	1,765,707
Other assets	274,366
Customer relationships	110,000
Trade name	770,000
Marketing related intangibles	380,000
Goodwill	313,210

Total identifiable assets	20,026,998
Line of credit	(2,374,090)
Notes payable	(25,305)
Accounts payable	(2,000,146)
Accrued expenses	(544,971)
Operating lease liabilities	(9,008,241)
Finance lease liabilities	(189,421)
Unearned revenue	(2,508,623)
Noncontrolling interest in net assets	(1,346,201)

Net assets acquired	$2,030,000

Goodwill of $313,210 was recognized in the acquisition of Rotmans which represents the value derived from t he combined capabilities of our two organizations, including improved infrastructure in support of purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service create an opportunity to grow our brands and accelerate long term growth and value for our people, customers, and suppliers. The addition of Rotmans to Vystar’s platform, positions the Company as an authority in our customers’ homes and also creates a showcase for Vystar’s products. This partnership represents a key opportunity to drive long-term growth and value creation for our shareholders. The Company has invested approximately $400,000 in the completion of the merger and has committed a considerable amount of staff resources, most of which is a one-time cost.

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of the acquired assets such as the customer relationships, trade name and marketing related intangibles. The Company finalized the purchase price allocation through the use of management analysis and certain other factors. The preliminary allocation was properly adjusted for the finalized figures. Accordingly, any differences between preliminary estimates and the final allocation to the intangible assets have been reflected in the accompanying consolidated financial statements.

Unaudited pro forma financial information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the years ended December 31, 2019 and 2018, as if the acquisition and the related financing transactions had occurred on January 1, 2018. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Year Ended December 31,
	2019	2018
Total revenues	$28,534,224	$31,663,294
Loss from operations	$(5,941,018)	$(5,345,935)
Net loss	$(8,817,917)	$(7,240,829)
Net loss attributable to Vystar	$(8,360,970)	$(6,513,098)
Basic and dilated loss per share	$(0.01)	$(0.03)

NOTE 19 -	SUBSEQUENT EVENTS

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

As the COVID-19 pandemic is complex and rapidly changing, the full extent and duration of the impact of COVID-19 on the Company’s operation and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets.

In January 2020, Rotmans entered into an agreement with NEHDS Logistics, LLC (“NEHDS”) to provide delivery services for all delivered customer sales. Prior to the agreement, Rotmans had maintained an in-house delivery service. Existing fleet operating leases are being subleased to NEHDS according to the same terms and conditions as the original lease agreements.

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sale receipts will be delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future receivables before the end of the contract term and an origination fee of $16,500, which has been capitalized and will be amortized over the term of the agreement. The agreement is personally guaranteed by Steven Rotman.

In March 2020, due to a breach of a covenant clause, the Company was in default under the line of credit agreement with Fidelity Co-operative Bank (“Fidelity”). According to the terms of a tentative agreement with Fidelity, interest only payments will be payable on the outstanding loan balance until July 24, 2020, at which date the entire loan will be due. The entire loan was paid off on May 29, 2020 pursuant to an agreement with a third-party agent.

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

In May 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale to pay off the Fidelity loan. Before the sale, the agent lent the Company funds to pay off the Fidelity loan. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement. The agreement will expire 240 days from the commencement date of May 29, 2020.

On July 1, 2020, 130 preferred shares were converted into 44,357 shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2019 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2019. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr. PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	40	2017

Steven Rotman	Steven Rotman was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	81	2017

Ranjit K. Matthan PhD

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

		75	2015

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

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, Calif., and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	52	2017

Keith D. Osborn, MD	Dr. Osborn is a board-certified Orthopaedic Spine Surgeon with 30 years of experience after completing his Spine Fellowship at Harvard University. He received his medical degree from the University of Maryland School of Medicine and performed his residency at Harvard University and Johns Hopkins Hospital. Dr. Osborn currently specializes in Spinal Surgery at Resurgens Orthopaedics in Atlanta with a focus on adult spinal disorders and total disc arthroplasty.	61	2016

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

On April 19, 2019, Paul Oristaglio resigned from his position with the Company as a director. Mr. Oristaglio’s resignation did not result from any disagreement with the Company.

On April 23, 2019, Michelle Mangum resigned from her position with the Company as a director. Ms. Mangum’s resignation did not result from any disagreement with the Company.

On December 31, 2019, Michael X. Ianacone retired from his position with the Company as a director. Mr. Ianacone’s resignation did not result from any disagreement with the Company.

Audit Committee

The Board members serving on our Audit Committee were Mr. Ianacone, Ms. Mangum and Mr. Oristaglio through their resignations on December 31, 2019, April 23, 2019 and April 19, 2019, respectively. Beginning January 1, 2020, Dr. Bryan Stone is serving on the Audit Committee. Our Board has determined that Mr. Ianacone, Ms. Mangum, Mr. Oristaglio and Dr. Stone satisfy the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Both are “audit committee financial experts,” as defined by SEC rules and satisfy the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

Meetings of the Board and Committees

During fiscal year 2019, our Board held two meetings, and its Audit Committee held one meeting. Each director attended at least one of the meetings of the Board in fiscal year 2019, with average attendance at 90%. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2019.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2019 and 2018.

Name and Principal Position	Salary(2)	Option Awards(1)	Total
Steven Rotman - 2019	$50,000	$648,121	$698,121
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2018	$200,000	$550,000	$750,000
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2019 and 2018 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2019 and 2018 for stock options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)	$200,000 was related to a performance bonus that was agree upon in 2018. Of this amount for Steven Rotman, $195,000 was paid in cash for the bonus for the year ended December 31, 2018. In addition, 27,000,000 shares of common stock valued at approximately $222,000 were accrued as of December 31, 2018.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2019.

	Fees
	Earned
	or	Stock
	Paid in	Awards		Total
Name	Cash ($)	($) (3)	Option Awards ($) (1)	($)(2)
Joseph C. Allegra, Jr., PhD	-	201,200	4,921	206,121
Michael X. Ianacone	-	201,200	4,820	206,020
Michelle Y. Mangum	-	201,200	5,351	206,551
Ranjit K. Matthan, PhD	-	201,200	7,837	209,037
Paul R. Oristaglio	-	276,000	-	276,000
Keith D. Osborn	-	201,200	4,904	206,104
Bryan Stone, M.D.	-	201,200	4,921	206,121

(1)	In 2014, Ms. Mangum as a non-employee director was granted 500,000 options at $0.11 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2014.

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

The amounts included represent the portion of the original total grant date fair value of options that vested in 2019 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2019 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2019 for stock options granted to each of the non-employee directors during fiscal years 2015 through 2019 in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(3)	As of December 31, 2019, a payable of $201,200 for 4,000,000 shares of common stock is included in stock subscription payable for amounts owed to the Board of Directors for stock awards.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2019 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2019, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Steven Rotman
Worcester, MA	44,748,724	4.035%

Keith D. Osborn, M.D.
Atlanta, GA	39,997,552	3.607%

Ranjit K. Matthan PhD
India	4,517,500	0.407%

Bryan Stone, M.D.
Palm Springs, CA	12,937,137	1.167%

Joseph Carmen Allegra, Jr. PhD
Atlanta, GA	4,500,000	0.406%

All Directors and Executive Officers as a Group	106,700,913	9.621%

Total Shares Outstanding	1,105,732,080

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2019 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans , as amended, as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,748,271	$5.80	2,251,729
2014 Long-Term Incentive Compensation Plan	0	0	5,000,000
2019 Equity Incentive Plan	0	0	50,000,000
Total	7,748,271	$5.80	57,251,729

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

CMA is a limited liability company of which Joseph C. Allegra, M.D. is a member. Effective year ending December 31, 2014, Joseph C. Allegra, M.D. and J. Douglas Craft are no longer members of Vystar’s board of directors.

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

Pursuant to the terms of the CMA Note, interest is computed at LIBOR plus 5.25% (8.22% at December 31, 2018), on amounts drawn and fees. The weighted average interest rate in effect on the borrowings for the year ended December 31, 2018 was 7.99%. There are no available borrowings under the CMA note at December 31, 2018. The holders of CMA Investments, LLC agreed as of July 10, 2018 to new terms express in Note 8 of the accompanying financial statements. Lastly, in July 2019, the Company settled the debt with the issuance of an additional 30 million shares.

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month to be paid in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. Under the terms of his previous employment agreement, he was paid approximately $1 per year in cash and $20,833 per month to be paid in shares based on a 20-day average at a 0% discount to market. During the year ended December 31, 2019, the Company issued Steven Rotman 28,016,022 shares that were accrued and expensed as of December 31, 2018. The Company expensed approximately $201,000 during the year ended December 31, 2019 related to 4,000,000 shares issued for Steven Rotman’s services as a Board Member of the Company. In addition, the Company accrued and expensed approximately $442,000 in 2019 related to approximately 12,771,000 shares to be issued in the future.

During the year ended December 31, 2019, the Company had sales of approximately $49,000 to Murida, DBA Rotmans Furniture (“Rotmans”). Steve Rotman, the Company’s CEO, is also Rotmans CEO and a former shareholder. The Company acquired a 58% interest in Rotmans on July 18, 2019. During the year ended December 31, 2019, the Company utilized certain warehouse staff, warehouse space/services and an executive assistant of Rotmans for the Company’s purposes. The Company was charged approximately $821,000 for these services in 2019. All significant intercompany transactions since the acquisition date have been eliminated in the accompanying consolidated financial statements.

Designcenters.com (“Design”) is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Design provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. Per Design’s consulting agreement, it is to be paid approximately $7,100 per month in cash or shares based on a 20-day average at a 50% discount to market and a $10,000 quarterly bonus to be paid in shares using the same formula. During the year ended December 31, 2019, the Company issued Design 20,030,407 shares in accordance with the consulting agreement that were accrued and expensed in 2018. The Company expensed approximately $83,000 related to the consulting agreement during the year ended December 31, 2019. Of the expensed amount, approximately $41,000 was paid in cash, with the remaining $42,000 included in subscription stock payable for approximately 850,000 shares to be issued in the future.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2019, the Company issued Blue Oar 33,618,226 shares in accordance with the consulting agreement that were accrued and expensed in 2018. During the year ended December 31, 2019, the Company expensed approximately $510,000 related to the consulting agreement . Of the expensed amount, approximately $180,000 was paid in cash, with the remaining $330,000 included in subscription stock payable for approximately 10,562,000 shares to be issued in the future.

Polymer Consultancy Services, Ltd. (“Polymer”) is partly owned by Dr. R.K. Matthan, a director of the Company. Polymer provides research and development consulting services related to the Company’s latex products. The Company paid Polymer approximately $23,000 for these services during the year ended December 31, 2019.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year 2019 and 2018, we retained the firm of Hall and Company (“Hall”) to provide services in the following categories and amounts:

Fee Category	2019($)	2018($)
Audit Fees	160,000	90,000
Audit-Related Fees	90,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	250,000	90,000

Audit fees include the audit of Vystar’s annual financial statements, review of financial statements included in each of our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to accounting-related consulting services. Audit-related fees incurred for the current period represent fees incurred in connection with audits of Murida Furniture Co., Inc..

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

There were no non-audit services provided by Hall for the current or previous period.

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

All services related to audit fees provided by Hall during fiscal year 2019 and 2018 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2019.

The members of the Audit Committee meet the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and are “independent director” within the meaning of NASDAQ listing standards. The Audit Committee members meets NASDAQ’s financial literacy requirements, and the Board further determined that both members are “audit committee financial experts” “as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vystarcorp.com.

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

Based on the reviews and discussions referred to above and our review of Vystar’s audited financial statements for fiscal year 2019, we recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Bryan Stone, M.D., Chair

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

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Articles of Amendment to the Articles of Incorporation of Vystar Corporation (incorporated by reference to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.)

3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference from Exhibit 10.14 to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012)

10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)

10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)

10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 11, 2012)

10.18	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.19	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.20	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.21	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

31***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment.

**	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request. Confidential treatment has been requested as to a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.

***	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: July 6, 2020	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 6, 2020.

Signature	Title

/s/ Steven Rotman	President, Chief Executive Officer, and Chief Financial Officer
Steven Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Keith D. Osborn	Director
Keith D. Osborn, MD

/s/ Ranjit Matthan	Director
Ranjit Matthan, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

