Form 10-Q
period 2020-06-30
Vystar Corp
filed 2020-08-19
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

Class	Outstanding as of August 19, 2020
Preferred Stock, $0.0001 par value per share	13,698 shares
Common Stock, $0.0001 par value per share	1,118,718,315 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$832,632	$72,355
Accounts receivable	95,458	38,526
Stock subscription receivable	-	49,250
Inventories	3,534,511	4,114,977
Investments - equity securities, at fair value	110,855	149,517
Prepaid expenses and other	221,924	602,980
Deferred commission costs	122,614	129,123

Total current assets	4,917,994	5,156,728

Property and equipment, net	1,695,493	1,879,739

Operating lease right-of-use assets	9,799,748	10,379,685

Finance lease right-of-use assets, net	823,685	849,209

Other assets:
Intangible assets, net	2,284,816	2,489,612
Goodwill	460,301	460,301
Inventories, long-term	802,383	935,121
Deferred commission costs, net of current portion	182,711	217,024
Other	34,377	34,377

Total other assets	3,764,588	4,136,435

Total assets	$21,001,508	$22,401,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$-	$2,413,539
Term notes - current maturities	596,768	16,374
Accounts payable	4,139,102	2,846,306
Accrued expenses	587,850	681,758
Stock subscription payable	1,447,628	1,150,125
Operating lease liabilities - current maturities	1,127,500	1,055,000
Finance lease liabilities - current maturities	171,800	167,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	806,911	366,326
Related party debt - current maturities	46,000	46,000
Unearned revenue	2,199,907	1,677,171
Derivative liabilities	1,979,700	1,499,800

Total current liabilities	13,103,166	11,919,399

Long-term liabilities:
Term notes, net of current maturities	1,902,900	500,000
Operating lease liabilities, net of current maturities	6,912,497	7,490,431
Finance lease liabilities, net of current maturities	663,713	694,487
Unearned revenue, net of current maturities	704,021	823,401
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities and debt discount	145,592	494,363
Related party debt, net of current maturities and debt discount	2,355,775	1,712,259

Total long-term liabilities	12,684,498	11,714,941

Total liabilities	25,787,664	23,634,340

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,828 issued and outstanding at June 30, 2020 and December 31, 2019 (liquidation preference of $98,283 and $91,275 at June 30, 2020 and December 31, 2019 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,105,762,080 shares issued and 1,105,732,080 outstanding	110,573	110,573
Additional paid-in capital	38,447,731	38,436,607
Accumulated deficit	(44,338,616)	(41,104,967)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(5,780,341)	(2,557,816)

Noncontrolling interest	994,185	1,325,272

Total stockholders’ deficit	(4,786,156)	(1,232,544)

Total liabilities and stockholders’ deficit	$21,001,508	$22,401,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$2,388,906	$185,563	$8,321,144	$377,230

Cost of revenue	990,404	211,124	3,923,018	410,966

Gross profit (loss)	1,398,502	(25,561)	4,398,126	(33,736)

Operating expenses:
Salaries, wages and benefits	721,808	-	2,175,882	-
Share-based compensation	154,259	488,450	308,627	2,100,736
Professional fees	251,187	179,956	543,883	371,985
Advertising	234,462	23,096	681,157	43,579
Rent	300,139	-	593,310	-
Service charges	44,346	778	227,923	1,904
Depreciation and amortization	243,925	50,451	487,848	100,104
Other operating	487,940	213,502	1,269,613	333,805

Total operating expenses	2,438,066	956,233	6,288,243	2,952,113

Loss from operations	(1,039,564)	(981,794)	(1,890,117)	(2,985,849)

Other income (expense):
Interest expense	(610,679)	(40,403)	(1,215,393)	(140,066)
Change in fair value of derivative liabilities	(479,900)	-	(479,900)	(1,044,250)
Gain (loss) on settlement of debt, net	-	(2,503)	-	12,442
Other income (expense)	43,730	(2)	20,674	(154)

Total other expense, net	(1,046,849)	(42,908)	(1,674,619)	(1,172,028)

Net loss	(2,086,413)	(1,024,702)	(3,564,736)	(4,157,877)

Net loss attributable to noncontrolling interest	220,141	-	331,087	-

Net loss attributable to Vystar	$(1,866,272)	$(1,024,702)	$(3,233,649)	$(4,157,877)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	1,105,732,080	1,076,466,101	1,105,732,080	919,249,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Attributable to Vystar
	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Vystar Stockholders’ Deficit	Non controlling Interest	Total Stockholders’ Deficit

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Share based compensation - options					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,367,377)	-	-	(1,367,377)	(110,946)	(1,478,323)

Ending balance March 31, 2020	13,828	$1	1,105,762,080	$110,573	$38,442,169	$(42,472,344)	(30,000)	$(30)	$(3,919,631)	$1,214,326	$(2,705,305)

Share based compensation - options					5,562				5,562		5,562

Adjustment for treasury shares purchased in prior year			(30,000)

Net loss	-	-	-	-	-	(1,866,272)	-	-	(1,866,272)	(220,141)	(2,086,413)

Ending balance June 30, 2020	13,828	$1	1,105,732,080	$110,573	$38,447,731	$(44,338,616)	(30,000)	$(30)	$(5,780,341)	$994,185	$(4,786,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Attributable to Vystar
	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Vystar Stockholders’ Deficit	Non controlling Interest	Total Stockholders’ Deficit

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	-	$-	$(1,869,038)	$-	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236		2,032,236

Share based compensation - options					17,783				17,783		17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442		332,442

Common stock issued for cash received, net			144,933,992	14,493	420,307				434,800		434,800

Common stock issued for conversion of related party line of credit			2,512,900	251	143,278				143,529		143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663		1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Net loss	-	-	-	-	-	(3,133,174)	-	-	(3,133,174)	-	(3,133,174)

Ending balance March 31, 2019	13,828	$1	1,057,482,127	$105,746	$35,730,012	$(36,533,520)	(30,000)	$(30)	$(697,791)	-	$(697,791)

Common stock issued for services			4,246,576	425	350,778				351,203		351,203

Share based compensation - options					17,047				17,047		17,047

Common stock issued for cash received, net			11,781,392	1,179	147,321				148,500		148,500

Common stock issued for conversion of related party line of credit			12,487,100	1,250	885,156				886,406		886,406

Common stock issued for asset purchase			2,500,000	250	99,750				100,000		100,000

Net loss	-	-	-	-	-	(1,024,702)	-	-	(1,024,702)	-	(1,024,702)

Ending balance June 30, 2019	13,828	$1	1,088,497,195	$108,850	$37,230,064	$(37,558,222)	(30,000)	$(30)	$(219,337)	-	$(219,337)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,564,736)	$(4,157,877)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	308,627	2,100,736
Depreciation	279,369	20,422
Bad debts	12,645	-
Amortization of intangible assets	208,479	79,682
Noncash lease expense	64,402	-
Amortization of debt discount	601,041	73,519
Consulting	-	125,822
Change in fair value of derivative liabilities	479,900	1,044,250
Amortization of debt issuance costs	8,250	-
Net unrealized loss on available-for-sale investments	38,662	-
(Gain) loss on settlement of debt, net	-	(12,442)
(Increase) decrease in assets:
Accounts receivable	(69,577)	9,011
Inventories	713,204	66,415
Prepaid expenses and other	381,056	(8,896)
Deferred commission costs	40,822	-
Increase (decrease) in liabilities:
Accounts payable	(910,543)	68,234
Accrued expenses and interest payable	(9,619)	(48,225)
Unearned revenue	403,356	-

Net cash used in operating activities	(1,014,662)	(639,349)

Cash flows from investing activities:
Patents and trademark fees	(3,683)	(9,519)
Website development costs	-	(500)

Net cash used in investing activities	(3,683)	(10,019)

Cash flows from financing activities:
Net repayments on line of credit	(210,200)	-
Proceeds from issuance of term debt	2,211,400	-
Repayment of term debt	(236,356)	-
Repayment of finance lease obligations	(85,472)	-
Proceeds from the issuance of notes - related parties	50,000	367,700
Proceeds from stock subscription receivable	49,250	-
Repayment of notes payable - related parties	-	(146,206)
Issuance of common stock, net of costs	-	883,300
Treasury stock repurchases	-	(30)

Net cash provided by financing activities	1,778,622	1,104,764

Net increase in cash	760,277	455,396

Cash - beginning of period	72,355	50,053

Cash - end of period	$832,632	$505,449

Cash paid during the period for:
Interest	$499,275	$53,796

Non-cash transactions:
Third-party settlement of the Company’s line of credit	$2,203,339	$-
Purchase of intangible assets with common stock	-	100,000
Convertible notes and accrued interest payable converted to common stock	-	64,576
Common stock issued for accrued compensation	-	771,203
Common stock issued for settlement of related party line of credit	-	1,029,935
Shareholder advances to related party on behalf of the Company	-	180,000
Settlement of derivative liabilities	-	1,279,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts and produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar manufactures and sells NRL used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), the largest furniture and flooring stores in New England and one of the largest independent furniture retailers in the U.S.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results for the entire year. The pandemic has resulted in significant economic disruption. Although our showroom has reopened, we cannot reasonably estimate the impact on Vystar should the pandemic persist or worsen. Accordingly, the estimates and assumptions made as of June 30, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2020 and are level 3 measurements. There have been no transfers between levels during the six months ended June 30, 2020.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to various financial institutions at an average service charge of 5.1% in 2020. Amounts sold during the six months ending June 30, 2020 were approximately $2,150,000. There were no sales of trade receivables during the six months ending June 30, 2019. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vytex customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2020 and December 31, 2019, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of furniture, mattresses, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Prepaid Expenses and Other

Prepaid expenses and other include amounts related to prepaid insurance policies, which are expensed on a straight-line basis over the life of the underlying policy, and other expenses.

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2020, the Company believes the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2020, the net balance of property and equipment is $1,695,493 with accumulated depreciation of $393,045. As of December 31, 2019, the net balance of property and equipment is $1,879,739 with accumulated depreciation of $208,799.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the six months ended June 30, 2020 and 2019, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of June 30, 2020, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage. There was no unearned revenue during the six months ended June 30, 2019.

Changes to unearned revenue during the six months ended June 30, 2020 are summarized as follows:

Balance, December 31, 2019	$2,500,572

Customer deposits received	7,426,477

Warranty coverage purchased	112,121

Gift cards purchased	4,000

Revenue earned	(7,139,242)

Balance, June 30, 2020	$2,903,928

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for the six months ended June 30, 2020 and 2019, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,883,271 and 27,898,271 shares of common stock for the six months ended June 30, 2020 and 2019, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,218,051 and 14,373,493 shares of common stock for the six months ended June 30, 2020 and 2019, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,731,260 and 4,451,880 shares of common stock for the six months ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2020 and December 31, 2019, reserves for estimated sales returns totaled $3,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. At June 30, 2020 and December 31, 2019, deferred warranty revenue was approximately $1,157,000 and $1,309,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the six months ended June 30, 2020, the Company recorded total proceeds of approximately $112,000 and recognized total revenues of approximately $264,000 related to deferred warranty revenue arrangements. There were no proceeds or deferred warranty revenues during the six months ended June 30, 2019. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At June 30, 2020 and December 31, 2019, deferred commission costs were approximately $305,000 and $346,000, respectively, and are included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the six months ended June 30, 2020 and 2019, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $681,000 and $43,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2020 and 2019.

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

Other Risks and Uncertainties

The Company is exposed to risks pertinent to the operations of a retailer, including, but not limited to, the ability to acquire new customers and maintain a strong brand as well as broader economic factors such as interest rates and changes in customer spending patterns.

NOTE 3 -	LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2020, the Company had cash of $832,632 and a deficit in working capital of approximately $8.2 million. Further, at June 30, 2020 the accumulated deficit amounted to approximately $44.3 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -	INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows as of June 30, 2020:

	Gross	Fair
Cost	Unrealized Losses	Value

$141,225	$(30,370)	$110,855

Net unrealized holding losses on available-for-sale securities were approximately $39,000 in the first six months of 2020 and have been included in other income (expenses) in the accompanying statements of operations. There were no investments – equity securities prior to the Rotmans acquisition in July 2019. Investments represent equity securities in a publicly traded company.

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019

Furniture, fixtures and equipment	$1,354,665	$1,354,665
Tooling and testing equipment	319,000	319,000
Parking lots	365,707	365,707
Motor vehicles	49,166	49,166

	2,088,538	2,088,538
Accumulated depreciation	(393,045)	(208,799)

Property and equipment, net	$1,695,493	$1,879,739

Depreciation expense for the six months ended June 30, 2020 and 2019 was $279,369 and $20,422, respectively.

NOTE 6 -	INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2020	2019	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,380,000	1,380,000	5 - 10
Marketing related	380,000	380,000	5
Patents	359,101	355,418	6 - 20
Noncompete	50,000	50,000	5

Total	2,989,101	2,985,418
Accumulated amortization	(713,357)	(504,878)

Intangible assets, net	2,275,744	2,480,540
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$2,284,816	$2,489,612

Amortization expense for the six months ended June 30, 2020 and 2019 was $208,479 and $79,682, respectively. Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2020	$208,477
2021	416,956
2022	417,140
2023	410,529
2024	311,306
Thereafter	511,336

Total	$2,275,744

NOTE 7 -	LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Operating lease cost	$394,766	$789,114

Finance lease cost:

Amortization of right-of-use assets	47,561	95,122
Interest on lease liabilities	11,141	22,831

Total lease cost	$453,468	$907,067

During the six months ended June 30, 2020, the Company recognized sublease income of approximately $58,000, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

There were no lease costs or sublease income for the three and six months ended June 30, 2019.

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

The following table presents other information related to leases:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$375,911	$748,795
Financing cash flows used for financing leases	54,152	108,304

Assets obtained in exchange for finance lease liabilities	-	75,739

Weighted average remaining lease term:
Operating leases	9 years	9 years
Finance leases	5 years	5 years

Weighted average discount rate:
Operating leases	5.53%	5.53%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of June 30, 2020 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2020	$751,822	$106,004	$857,826
2021	1,503,643	205,545	1,709,188
2022	1,117,377	150,943	1,268,320
2023	878,807	150,142	1,028,949
2024	870,000	140,002	1,010,002
Thereafter	5,220,000	207,475	5,427,475

Total undiscounted lease liabilities	10,341,649	960,111	11,301,760
Less: imputed interest	(2,301,652)	(124,598)	(2,426,250)

Net lease liabilities	$8,039,997	$835,513	$8,875,510

As of June 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 -	NOTES PAYABLE AND LOAN FACILITY

Line of Credit

The Company formerly had a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances were limited to 50% of eligible inventory and bore interest at the prime rate plus 0.50% with a floor of 3.75%. The Company was not in compliance with certain covenants and was in default at March 31, 2020. The line was paid in full with proceeds from advances noted below and closed in May 2020.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off the Fidelity line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement. The agreement will expire 240 days from the commencement date of May 29, 2020. The outstanding balance is approximately $1,229,000 as of June 30, 2020 and is included in accounts payable in the accompanying consolidated balance sheet.

Term Notes

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sales receipts are delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future revenues before the end of the contract term and an origination fee of $16,500, which has been capitalized and is being amortized over the term of the agreement. The implicit borrowing rate of the agreement is approximately 75%. The agreement is personally guaranteed by Steven Rotman. As of June 30, 2020, the outstanding balance on this obligation of $597,575 is included in current maturities of term notes. In June 2020, the Company and Libertas agreed to defer repayment on the loan until August 2020.

Other term debt totaling $7,443 and $16,374 at June 30, 2020 and December 31, 2019, respectively, represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

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

Certain investors guaranteed $100,000 each with Ameris Bank (formerly Fidelity Bank) to establish a $500,000 revolving line of credit. At the present time, the Company is paying interest only at a rate of 4.5% per annum, with a balloon payment of $500,000 due in 2033. The balance is $500,000 as of June 30, 2020 and December 31, 2019.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2020	2019

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	70,366	46,569
Debt discount	(69,758)	(137,775)

	952,503	860,689

Less: current maturities	(806,911)	(366,326)

	$145,592	$494,363

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as June 30, 2020 and December 31, 2019 is $338,195. The Notes matured in January 2020 and continue to accrue interest until settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of June 30, 2020.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $535,700 and $442,934 at June 30, 2020 and December 31, 2019, respectively.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2020	2019

Rotman Family convertible notes	$1,832,707	$1,782,707
Rotman Family nonconvertible notes	507,500	507,500
Accrued interest	113,644	53,152
Debt discount	(52,076)	(585,100)

	2,401,775	1,758,259
Less: current maturities	(46,000)	(46,000)

	$2,355,775	$1,712,259

Rotman Family Convertible Notes

On June 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $113,000 and $60,000, respectively, at June 30, 2020 and approximately $109,000 and $57,000, respectively, at December 31, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,155,000 and $440,000, respectively, at June 30, 2020 and approximately $1,128,000 and $430,000, respectively, at December 31, 2019.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $103,000 and $100,000 at June 30, 2020 and December 31, 2019, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $51,000, at June 30, 2020.

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,444,000 and $1,056,866 at June 30, 2020 and December 31, 2019, respectively.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $385,000 and $147,000, respectively, at June 30, 2020 and approximately $376,000 and $143,000, respectively, at December 31, 2019. No payments have been made by the Company as of June 30, 2020.

Approximate maturities for the succeeding years are as follows:

Remainder of 2020	$46,000
2021	59,000
2022	62,000
2023	85,000
2024	34,000
Thereafter	221,500

$507,500

NOTE 9 -	DERIVATIVE LIABILITIES

As of June 30, 2020 and December 31, 2019, the Company had a $1,979,700 and $1,499,800, respectively, derivative liability balance on the consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $479,900 for the three and six months ended June 30, 2020. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at June 30, 2020 and December 31, 2019:

Fair Value of Embedded Derivative and Warrant Liabilities:

	2020	2019

Balance, beginning of the period	$1,499,800	$235,085

Initial measurement of liabilities	-	1,464,600

Change in fair value	479,900	1,079,450

Settlement due to conversion	-	(1,279,335)

Balance, end of the period	$1,979,700	$1,499,800

NOTE 10 -	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2020, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $98,000 and could be converted into 4,731,260 shares of common stock, at the option of the holder.

As of December 31, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $91,000 and could be converted into 4,591,100 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the six months ended June 30, 2020, no shares were issued under equity purchase agreements.

During the six months ended June 30, 2020, no shares were issued for the conversion of principal and interest.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$295,179	12.4	$-	-	$1,156,302	13.9	$-	-
Dining Room Furniture	218,948	9.2	-	-	741,062	8.9	-	-
Occasional	445,511	18.6	-	-	1,405,890	16.9	-	-
	959,638	40.2	-	-	3,303,254	39.7	-	-
Upholstery	650,331	27.2	-	-	2,267,878	27.3	-	-
Mattresses and Toppers	320,136	13.4	139,326	75.1	1,391,463	16.7	318,343	84.4
Broadloom, Flooring and Rugs	99,306	4.2	-	-	506,185	6.1	-	-
Warranty	183,151	7.7	-	-	281,460	3.4	-	-
Accessories and Other *	176,344	7.4	46,237	24.9	570,904	6.9	58,887	15.6
	$2,388,906	100.0	$185,563	100.0	$8,321,144	100.0	$377,230	100.0

* Accessories and Other include sales of RxAir products, delivery fees, and other.

NOTE 12 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the company recorded $308,627 and $2,100,736 of stock-based compensation for the six months ended June 30, 2020 and 2019, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,142,678 and $845,175 at June 30, 2020 and December 31, 2019, respectively.

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards:

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

In total for the six months ended June 30, 2020 and 2019, the Company recorded $11,124 and $2,100,736, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of June 30, 2020 was $37,628 for non-vested share-based awards to be recognized over a period of approximately four years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2020, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of June 30, 2020. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of June 30, 2020. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2020.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Granted	-	-	-

Excercised	-	-	-

Forfeited	(100,000)	0.68	-

Outstanding, June 30, 2020	27,883,271	$0.20	2.97

Excercisable, June 30, 2020	27,033,271	$0.21	3.13

As of June 30, 2020, there was no aggregate intrinsic value on the Company’s outstanding options. As of June 30, 2019, the aggregate intrinsic value of the Company’s outstanding options was approximately $2,000. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2020:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2019	14,237,646		$0.09	3.58

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(19,595)	-	1.58	-

Expired	-	-	-	-

Outstanding, June 30, 2020	14,218,051		0.09	3.03

Exercisable, June 30, 2020	14,218,051		$0.09	3.03

NOTE 13 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the six months ended June 30, 2020, the Company expensed approximately $228,000 related to this employment agreement. As of June 30, 2020, the Company had a stock subscription payable balance of $577,000, or approximately 22,294,000 shares to be issued in the future and $30,000 of reimbursable expenses payable.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2020, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2020, the Company expensed approximately $252,000 related to the consulting agreement. As of June 30, 2020, the Company had a stock subscription payable balance of $492,000, or approximately 26,287,000 shares and a balance of $90,000 in accounts payable related to this related party.

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

During the six months ended June 30, 2020, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

The Company filed an opposition to the motion and an oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers. On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint.

On March 13, 2020, the Court granted the Company's motion and denied the motion for summary judgment as moot.

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

During the six months ended June 30, 2020, the Company made approximately 13% of its purchases from one major vendor. The Company owed its major vendor approximately $80,000 at June 30, 2020. There were no significant vendor concentrations during the six months ended June 30, 2019.

NOTE 16 -	INCOME TAXES

The provision (benefit) for income taxes for the six months ended June 30, 2020 and 2019 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Six Months Ended
	June 30,
	2020	2019

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2020 and December 31, 2019 are as follows:

	2020	2019

NOL carryforwards	$5,729,000	$5,490,000

Less valuation allowance	(5,729,000)	(5,490,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $27,200,000 as of June 30, 2020, of which approximately $18,400,000 expires beginning in 2024 and $8,800,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $8,800,000 as of June 30, 2020 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of June 30, 2020 Rotmans has a net operating loss carryforward of approximately $2,800,000 for federal income tax purposes of which $1,810,000 expires beginning in 2029 and $990,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $1,900,000 which expires beginning in 2022.

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

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and six months ended June 30, 2019, as if the acquisition and the related financing transactions had occurred on January 1, 2019. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenues	$7,245,231	$13,980,160
Loss from operations	$1,399,709	$3,905,076
Net loss	$1,290,976	$4,978,800
Net loss attributable to Vystar	$1,290,976	$4,657,428
Basic and dilated loss per share	$0.00	$0.01

NOTE 19 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission.

On July 1, 2020, 130 preferred shares were converted into 44,357 shares of common stock.

On July 7, 2020, the Company entered into a stock subscription agreement to issue 10,000,000 shares of common stock for $0.015 per share to a consultant for legal services.

On July 27, 2020, the Company issued 4,000,000 shares of common stock to a Director for 2019 board fees accrued and included in stock subscription payable in the accompanying balance sheet as of June 30, 2020 and December 31, 2019.

On August 5, 2020, the Company issued 8,941,878 shares of common stock to a third-party consultant for marketing and public relations services. The consultant will provide 30 hours of services per month for a six month period ending in September 2020.

In addition, the Company has received $415,000 for 27,666,735 shares of common stock to be issued.

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

The Company’s RxAir and UV Flu product line use 48 inches of high-intensity germicidal UV lamps that destroy bacteria, viruses and other germs instead of just trapping them, setting it apart from ordinary air filtration units. RxAir is one of the few UV air purifiers that have been proven in independent EPA- and FDA- certified testing laboratories to destroy on the first pass 99.6% of harmful airborne viruses and bacteria. In addition to inactivating airborne viruses that cause influenza (flu) and colds, RxAir’s device disarms the airborne pathogens that cause MRSA (staph), strep (whooping cough), tuberculosis (TB), measles, pneumonia and a myriad of other antibiotic-resistant and viral infections.

The RxAir and UV Flu product line includes:

●	RxAir™ Residential Filterless Air Purifier

●	UV400 ™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

Vystar will continue production of the RxAir and UV Flu product line with a new world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar plans to sell RxAir residential and commercial units via distributors, online and through retail channels. Vystar is assembling the distribution network to relaunch sales of UV400 and Rx3000 units to the healthcare and medical markets, which UV Flu had ceased due to a lack of sales force, distribution and cash flow constraints. Once production and sales are firmly re-established, Vystar expects that the air purification products will produce margins of approximately 70%.

About FEC

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

About Rotmans

Rotmans, the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassing over 200,000 square feet in Worcester, Mass., and employing 70 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans is expected to add approximately $25 million annually to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Significant marketing and advertising opportunities are available for all of Vystar’s brands to Rotmans’ thousands of existing customers. As CEO of both Rotmans and Vystar, Steven Rotman provides continuity of management and customer-focused values for the Company.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed the Rotmans showroom on March 24. At that time, most of our team members were furloughed. During this period, we paid the cost of enrolled health benefits of those furloughed. We successfully reopened the showroom on June 10. As we restart many aspects of our operation, we will work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing and the utilization of face masks for the safety of team members, customers and communities.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 with the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	CONSOLIDATED

Revenue	$2,388,906	$185,563	$2,203,343	1187.4%

Cost of revenue	990,404	211,124	779,280	369.1%

Gross profit (loss)	1,398,502	(25,561)	1,424,063	-5571.2%

Operating expenses:
Salaries, wages and benefits	721,808	-	721,808	100.0%
Share-based compensation	154,259	488,450	(334,191)	-68.4%
Professional fees	251,187	179,956	71,231	39.6%
Advertising	234,462	23,096	211,366	915.2%
Rent	300,139	-	300,139	100.0%
Service charges	44,346	778	43,568	5600.0%
Depreciation and amortization	243,925	50,451	193,474	383.5%
Other operating	487,940	213,502	274,438	128.5%

Total operating expenses	2,438,066	956,233	1,481,833	155.0%

Loss from operations	(1,039,564)	(981,794)	(57,770)	5.9%

Other income (expense):
Interest expense	(610,679)	(40,403)	(570,276)	1411.5%
Change in fair value of derivative liabilities	(479,900)	-	(479,900)	-100.0%
Loss on settlement of debt, net	-	(2,503)	2,503	100.0%
Other income (expense)	43,730	(2)	43,732	100.0%

Total other expense, net	(1,046,849)	(42,908)	(1,003,941)	2339.8%

Net loss	(2,086,413)	(1,024,702)	(1,061,711)	103.6%

Net loss attributable to noncontrolling interest	220,141	-	220,141	100.0%

Net loss attributable to Vystar	$(1,866,272)	$(1,024,702)	$(841,570)	82.1%

Revenues

Revenues for the three months ended June 30, 2020 and 2019 were $2,388,906 and $185,563, respectively, for an increase of $2,203,343 or 1,187.4%. The significant increase in revenues was due to the acquisition of Rotmans in July of 2019, which was partially offset by the impact of COVID-19 during the quarter. The Company's showroom was closed through June 9 and processed limited customer deliveries for prior orders and web sales during this period. We cannot estimate the full impact on revenues at this time.

The Company reported a significant increase in gross income to $1,398,502 for the three-month period ended June 30, 2020 compared to a loss of $25,561 for the three-month period ended June 30, 2019, an increase of $1,424,063. The cost of revenue for the three months ended June 30, 2020 and 2019 was $990,404 and $211,124, respectively, an increase of 369.1%. The increase is due to the greater inventory needs primarily from the acquisitions of Rotmans.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $2,438,066 and $956,233 for the three months ended June 30, 2020 and 2019, respectively, an increase of $1,481,833 or 155.0%. The increase was due to the acquisition of Rotmans in July of 2019.

Other Income (Expense)

Other expense for the three months ended June 30, 2020 was $1,046,849, which primarily consisted of interest expense of $610,679, change in fair value of derivative liabilities of $479,900 and other income of $43,730. This compares to other expense of $42,908 for the three months ended June 30, 2019, which primarily consisted of interest expense of $40,403 and loss on settlement of convertible notes payable of $2,503.

Net Loss

Net loss was $2,086,413 and $1,024,702 for the three months ended June 30, 2020 and 2019, respectively, an increase of $1,061,711. The larger net loss the Company experienced in the quarter ended June 30, 2020 versus the same period in 2019 was due to increased expenses from the operations of Rotmans and an increase in the change in fair value of derivative liabilities. The net loss was also impacted by the closing of the Rotmans showroom due to COVID-19.

Comparison of the Six Months Ended June 30, 2020 with the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	CONSOLIDATED

Revenue	$8,321,144	$377,230	$7,943,914	2105.9%

Cost of revenue	3,923,018	410,966	3,512,052	854.6%

Gross profit (loss)	4,398,126	(33,736)	4,431,862	-13136.9%

Operating expenses:
Salaries, wages and benefits	2,175,882	-	2,175,882	100.0%
Share-based compensation	308,627	2,100,736	(1,792,109)	-85.3%
Professional fees	543,883	371,985	171,898	46.2%
Advertising	681,157	43,579	637,578	1463.0%
Rent	593,310	-	593,310	100.0%
Service charges	227,923	1,904	226,019	11870.7%
Depreciation and amortization	487,848	100,104	387,744	387.3%
Other operating	1,269,613	333,805	935,808	280.3%

Total operating expenses	6,288,243	2,952,113	3,336,130	113.0%

Loss from operations	(1,890,117)	(2,985,849)	1,095,732	-36.7%

Other income (expense):
Interest expense	(1,215,393)	(140,066)	(1,075,327)	767.7%
Change in fair value of derivative liabilities	(479,900)	(1,044,250)	564,350	-54.0%
Gain on settlement of debt, net	-	12,442	(12,442)	100.0%
Other income (expense)	20,674	(154)	20,828	100.0%

Total other expense, net	(1,674,619)	(1,172,028)	(502,591)	42.9%

Net loss	(3,564,736)	(4,157,877)	593,141	-14.3%

Net loss attributable to noncontrolling interest	331,087	-	331,087	100.0%

Net loss attributable to Vystar	$(3,233,649)	$(4,157,877)	$924,228	-22.2%

Revenues

Revenues for the six months ended June 30, and 2019 were $8,321,144 and $377,230, respectively, for an increase of $7,943,914 or 2,105.9%. The significant increase in revenues was due to the acquisition of Rotmans in July of 2019, which was partially offset by the impact of COVID-19 during the six months as the Rotmans showroom was closed from March 24 through June 10. During this period, the Company processed limited customer deliveries for prior orders and web sales.

The Company reported a significant increase in gross income to $4,398,126 for the six-month period ended June 30, 2020 compared to a loss of $33,736 for the six month period ended June 30, 2019, an increase of $4,431,862. The cost of revenue for the six months ended June 30, 2020 and 2019 was $3,923,018 and $410,966, respectively, an increase of 854.6%. The increase is due to the greater inventory needs primarily from the acquisitions of Rotmans.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $6,288,243 and $2,952,113 for the six months ended June 30, 2020 and 2019, respectively, an increase of $3,336,130 or 113.0%. The increase was due to the acquisition of Rotmans in July of 2019.

Other Income (Expense)

Other expense for the six months ended June 30, 2020 was $1,674,619, which primarily consisted of interest expense of $1,215,393, change in fair value of derivative liabilities of $479,900 and other income of $20,674. This compares to other expense of $1,172,028 for the six months ended June 30, 2019, which consisted of change in fair value of derivative liabilities of $1,044,250, interest expense of $140,066, gain on settlement of convertible notes payable of $12,442 and other expense of $154.

Net Loss

Net loss was $3,564,736 and $4,157,877 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $593,141. The smaller net loss the Company experienced in the six months ended June 30, 2020 versus the same period in 2019 was due to increased revenues and gross profit from the operations of Rotmans and a decrease in the change in the fair value of derivative liabilities. The Company cannot reasonably estimate the effect of COVID-19 on its net loss at this time.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2020, the Company had cash of $832,632 and a deficit in working capital of approximately $8.2 million. Further, at June 30, 2020, the accumulated deficit amounted to approximately $44.3 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.

Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees. The Company will also raise capital with common stock subscription issuances.  In May, the Company entered into a sale promotion consulting agreement with a national sales event company to assist its recovery with a high-impact sale and monetary advance. The agreement has allowed Rotmans to meet its financial obligations through the shutdown and is expected to give the Company flexibility and time needed to develop a new retail furniture sale model.

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

Sources and Uses of Cash

Net cash used in operating activities was $1,014,662 for the six months ended June 30, 2020 as compared to net cash used in operating activities of $639,349 for the six months ended June 30, 2019. During the six months ended June 30, 2020, cash used in operations was primarily due to the net loss for the period of $3,279,570 net of non-cash related add-back of share-based compensation expense, depreciation, amortization and change in fair value of derivative liabilities.

The Company had cash used in investing activities of $3,683 during the six months ended June 30, 2020 as compared to $10,019 for the six months ended June 30, 2019.

Net cash provided by financing activities was $1,778,622 during the six months ended June 30, 2020, as compared to cash provided of $1,104,764 during the six months ended June 30, 2019. During the six months ended June 30, 2020, cash was used in the net repayment on line of credit of $210,200, term debt in the amount of $236,356, finance lease obligations of $85,472, offset by proceeds from issuance of term debt of $2,211,400, stock subscription receivable of $49,250 and related party loan of $50,000.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2020 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2020, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2020. Such conclusion was reached based on the following material weaknesses noted by management:

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

The Company is subject to legal proceedings and claims that have not been fully resolved and have arisen in the ordinary course of business. See the discussion of pending legal proceedings in Note 14 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: August 19, 2020	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

