Form 10-Q
period 2020-09-30
Vystar Corp
filed 2020-11-23
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

Class	Outstanding as of November 23, 2020
Preferred Stock, $0.0001 par value per share	13,698 shares
Common Stock, $0.0001 par value per share	1,168,068,315 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash	$71,913	$72,355
Accounts receivable	159,521	38,526
Stock subscription receivable	-	49,250
Inventories	5,298,561	4,114,977
Investments - equity securities, at fair value	101,939	149,517
Prepaid expenses and other	193,183	602,980
Deferred commission costs	122,614	129,123

Total current assets	5,947,731	5,156,728

Property and equipment, net	1,727,652	1,879,739

Operating lease right-of-use assets	9,501,503	10,379,685

Finance lease right-of-use assets, net	776,123	849,209

Other assets:
Intangible assets, net	2,180,578	2,489,612
Goodwill	460,301	460,301
Inventories, long-term	570,053	935,121
Deferred commission costs, net of current portion	150,568	217,024
Other	34,377	34,377

Total other assets	3,395,877	4,136,435

Total assets	$21,348,886	$22,401,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$-	$2,413,539
Term notes - current maturities	2,978	16,374
Accounts payable	3,731,755	2,846,306
Accrued expenses	2,104,285	681,758
Stock subscription payable	2,961,837	1,150,125
Operating lease liabilities - current maturities	1,095,500	1,055,000
Finance lease liabilities - current maturities	172,900	167,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	806,911	366,326
Related party debt - current maturities	641,000	46,000
Unearned revenue	2,753,496	1,677,171
Derivative liabilities	1,864,700	1,499,800

Total current liabilities	16,135,362	11,919,399

Long-term liabilities:
Term notes, net of current maturities	1,402,900	500,000
Operating lease liabilities, net of current maturities	6,678,499	7,490,431
Finance lease liabilities, net of current maturities	619,583	694,487
Unearned revenue, net of current maturities	584,693	823,401
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities and debt discount	221,636	494,363
Related party debt, net of current maturities and debt discount	2,415,701	1,712,259

Total long-term liabilities	11,923,012	11,714,941

Total liabilities	28,058,374	23,634,340

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,698 and 13,828 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (liquidation preference of $100,698 and $91,275 at September 30, 2020 and December 31, 2019 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,159,998,315 and 1,105,762,080 shares issued at September 30, 2020 and December 31, 2019, respectively, and 1,159,968,315 and 1,105,732,080 shares outstanding at September 30, 2020 and December 31, 2019, respectively	115,996	110,573
Additional paid-in capital	40,482,509	38,436,607
Accumulated deficit	(47,929,390)	(41,104,967)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,330,914)	(2,557,816)

Noncontrolling interest	621,426	1,325,272

Total stockholders’ deficit	(6,709,488)	(1,232,544)

Total liabilities and stockholders’ deficit	$21,348,886	$22,401,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$5,544,563	$6,040,201	$13,865,707	$6,417,431

Cost of revenue	2,527,403	3,378,220	6,450,421	3,789,186

Gross profit	3,017,160	2,661,981	7,415,286	2,628,245

Operating expenses:
Salaries, wages and benefits	1,535,449	1,223,879	3,655,162	1,223,879
Share-based compensation	716,161	305,673	1,024,788	2,406,409
Agent fees	579,750	-	635,919	-
Professional fees	311,514	153,965	855,397	525,950
Advertising	469,383	495,421	1,150,540	539,000
Rent	300,965	259,930	894,275	259,930
Service charges	132,542	200,212	360,465	202,116
Depreciation and amortization	249,834	158,409	737,682	258,513
Other operating	892,239	1,073,793	2,161,852	1,407,598

Total operating expenses	5,187,837	3,871,282	11,476,080	6,823,395

Loss from operations	(2,170,677)	(1,209,301)	(4,060,794)	(4,195,150)

Other income (expense):
Interest expense	(430,711)	(195,142)	(1,646,104)	(335,208)
Change in fair value of derivative liabilities	143,000	-	(336,900)	(1,044,250)
Loss on settlement of debt, net	(1,419,461)	(339,875)	(1,419,461)	(327,433)
Loss on legal settlement	(101,000)	-	(101,000)	-
Other income, net	15,316	7,956	35,990	7,802

Total other expense, net	(1,792,856)	(527,061)	(3,467,475)	(1,699,089)

Net loss	(3,963,533)	(1,736,362)	(7,528,269)	(5,894,239)

Net loss attributable to noncontrolling interest	372,759	63,802	703,846	63,802

Net loss attributable to Vystar	$(3,590,774)	$(1,672,560)	$(6,824,423)	$(5,830,437)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,159,968,315	1,115,132,332	1,159,968,315	984,587,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Share based compensation - options					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,367,377)	-	-	(1,367,377)	(110,946)	(1,478,323)

Ending balance March 31, 2020	13,828	$1	1,105,762,080	$110,573	$38,442,169	$(42,472,344)	(30,000)	$(30)	$(3,919,631)	$1,214,326	$(2,705,305)

Share based compensation - options					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,866,272)	-	-	(1,866,272)	(220,141)	(2,086,413)

Ending balance June 30, 2020	13,828	$1	1,105,762,080	$110,573	$38,447,731	$(44,338,616)	(30,000)	$(30)	$(5,780,341)	$994,185	$(4,786,156)

Common stock issued for services			12,941,878	1,294	259,325				260,619		260,619

Share based compensation - options					5,832				5,832		5,832

Preferred stock conversion	(130)		44,357	4	(4)				-		-

Common stock issued for settlement of loan			41,250,000	4,125	1,769,625				1,773,750		1,773,750

Net loss	-	-	-	-	-	(3,590,774)	-	-	(3,590,774)	(372,759)	(3,963,533)

Ending balance September 30, 2020	13,698	$1	1,159,998,315	$115,996	$40,482,509	$(47,929,390)	(30,000)	$(30)	$(7,330,914)	$621,426	$(6,709,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	-	$-	$(1,869,038)	$-	$(1,869,038)

Common stock issued for services			147,704,875	14,771	2,017,465				2,032,236		2,032,236

Share based compensation - options					17,783				17,783		17,783

Common stock issued for settlement of warrants			77,246,324	7,725	324,717				332,442		332,442

Common stock issued for cash received, net			144,933,992	14,493	420,307				434,800		434,800

Common stock issued for conversion of related party line of credit			2,512,900	251	143,278				143,529		143,529

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,732	1,320,931				1,343,663		1,343,663

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Net loss	-	-	-	-	-	(3,133,174)	-	-	(3,133,174)	-	(3,133,174)

Ending balance March 31, 2019	13,828	$1	1,057,482,127	$105,746	$35,730,012	$(36,533,520)	(30,000)	$(30)	$(697,791)	-	$(697,791)

Common stock issued for services			4,246,576	425	350,778				351,203		351,203

Share based compensation - options					17,047				17,047		17,047

Common stock issued for cash received, net			11,781,392	1,179	147,321				148,500		148,500

Common stock issued for conversion of related party line of credit			12,487,100	1,250	885,156				886,406		886,406

Common stock issued for asset purchase			2,500,000	250	99,750				100,000		100,000

Net loss	-	-	-	-	-	(1,024,702)	-	-	(1,024,702)	-	(1,024,702)

Ending balance June 30, 2019	13,828	$1	1,088,497,195	$108,850	$37,230,064	$(37,558,222)	(30,000)	$(30)	$(219,337)	-	$(219,337)

Share based compensation - options					6,876				6,876		6,876

Common stock issued for cash received, net			2,180,129	217	80,282				80,499		80,499

Common stock issued for conversion of related party line of credit			30,000,000	3,000	945,001				948,001		948,001

Acquisition of noncontrolling interest									-	1,346,201	1,346,201

Net loss	-	-	-	-	-	(1,672,560)	-	-	(1,672,560)	(63,802)	(1,736,362)

Ending balance September 30, 2019	13,828	$1	1,120,677,324	$112,067	$38,262,223	$(39,230,782)	(30,000)	$(30)	$(856,521)	$1,282,399	$425,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,528,269)	$(5,894,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,024,788	2,406,409
Depreciation	424,965	82,921
Bad debts	14,150	-
Amortization of intangible assets	312,717	175,592
Noncash lease expense	96,612	18,454
Amortization of debt discount	720,916	73,519
Consulting	-	114,680
Change in fair value of derivative liabilities	336,900	1,044,250
Interest expense on issuance of common stock	160,000	-
Amortized debt issuance costs	16,500	-
Net unrealized loss on available-for-sale investments	47,578	(7,056)
Loss on settlement of debt, net	1,419,461	327,433
(Increase) decrease in assets:
Accounts receivable	(135,145)	5,772
Inventories	(818,516)	199,981
Prepaid expenses and other	409,797	(72,203)
Deferred commission costs	72,965	3,267
Increase (decrease) in liabilities:
Accounts payable	(1,317,889)	231,160
Accrued expenses and interest payable	1,550,909	(178,536)
Unearned revenue	837,617	377,693

Net cash used in operating activities	(2,353,944)	(1,090,903)

Cash flows from investing activities:
Acquisition of property and equipment	(130,195)	(500)
Patents and trademark fees	(3,683)	(9,519)

Net cash used in investing activities	(133,878)	(10,019)

Cash flows from financing activities:
Net repayments on line of credit	(210,200)	(307,944)
Proceeds from issuance of term debt	2,211,400	-
Repayment of term debt	(794,106)	(16,459)
Repayment of finance lease obligations	(128,464)	-
Proceeds from the issuance of notes - related parties	645,000	577,648
Proceeds from issuance of notes, net	-	30,881
Advances from stock subscription payable	714,500	-
Proceeds from stock subscription receivable	49,250	-
Repayment of notes payable - related parties	-	(165,246)
Issuance of common stock, net of costs	-	996,242
Treasury stock repurchases	-	(30)

Net cash provided by financing activities	2,487,380	1,115,092

Net increase (decrease) in cash	(442)	14,170

Cash - beginning of period	72,355	50,053

Cash - end of period	$71,913	$64,223

Cash paid during the period for:
Interest	$608,894	$198,914

Non-cash transactions:
Third-party settlement of the Company’s line of credit	$2,203,339	$-
Common stock issued for settlement of term debt and accrued interest	660,000	-
Derivatives issued as a debt discount	28,000	-
Purchase of intangible assets with common stock	-	100,000
Acquisition of Rotmans with notes payable	-	2,030,000
Convertible notes and accrued interest payable converted to common stock	-	64,329
Common stock issued for accrued compensation	201,200	2,383,437
Common stock issued for settlement of related party line of credit	-	1,977,935
Shareholder advances to related party on behalf of the Company	-	180,000
Common stock issued in settlement of convertible notes, discount and derivative liabilities	-	1,279,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts and produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar manufactures and sells NRL used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), the largest furniture and flooring stores in New England and one of the largest independent furniture retailers in the U.S.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

In addition, the COVID-19 pandemic has caused, among other things, interruptions to our supply chains and suppliers, including problems with inventory availability with the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results for the entire year. The pandemic has resulted in significant economic disruption. Although our showroom has reopened, we cannot reasonably estimate the impact on Vystar should the pandemic persist or worsen. Accordingly, the estimates and assumptions made as of September 30, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and September 30, 2020 and are level 3 measurements. There have been no transfers between levels during the nine months ended September 30, 2020.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to various financial institutions at an average service charge of 4.0% in 2020. Amounts sold during the nine months ending September 30, 2020 were approximately $3,487,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vytex customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2020 and December 31, 2019, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

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

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2020, the Company believes the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2020, the net balance of property and equipment is $1,727,652 with accumulated depreciation of $491,080. As of December 31, 2019, the net balance of property and equipment is $1,879,739 with accumulated depreciation of $208,799.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the nine months ended September 30, 2020 and 2019, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of September 30, 2020, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the nine months ended September 30, 2020 and 2019 are summarized as follows:

	2020	2019

Balance, beginning of the period	$2,500,572	$-

Initial acquisition of Murida on July 17	-	2,508,623

Customer deposits received	13,350,179	5,951,179

Warranty coverage purchased	118,151	96,291

Gift cards purchased	4,150	1,975

Revenue earned	(12,634,863)	(5,580,235)

Balance, end of the period	$3,338,189	$2,977,833

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for the nine months ended September 30, 2020 and 2019, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,874,938 and 27,733,271 shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,205,912 and 14,250,438 shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,753,550 and 4,521,020 shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2020 and December 31, 2019, reserves for estimated sales returns totaled $3,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. At September 30, 2020 and December 31, 2019, deferred warranty revenue was approximately $1,037,000 and $1,309,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the nine months ended September 30, 2020, the Company recorded total proceeds of approximately $118,000 and recognized total revenues of approximately $390,000 related to deferred warranty revenue arrangements. During the period from July 18, 2019 through September 30, 2019, the Company recorded total proceeds of approximately $96,000 and recognized total revenues of approximately $110,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At September 30, 2020 and December 31, 2019, deferred commission costs were approximately $273,000 and $346,000, respectively, and are included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the nine months ended September 30, 2020 and 2019, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $1,151,000 and $539,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the nine months ended September 30, 2020 and 2019.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2017 through 2019.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company is still evaluating the effect the adoption will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 02019-12 removes certain exceptions to the general principle of ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe adoption will have a material impact on its financial statements.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2020, the Company had cash of $71,913 and a deficit in working capital of approximately $10.2 million. Further, at September 30, 2020 the accumulated deficit amounted to approximately $47.9 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units and Vytex license fees and stock issuances to new and existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.

There can be no assurances the Company will be able to achieve projected levels of revenue in 2020 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2020, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce RxAir air purification units and license Vytex NRL raw materials to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products, services and competing technological developments; the Company’s ability to successfully realize synergies through the integration of the merged companies, acquire new customers and maintain a strong brand; the success of our efforts to reduce expenses in our retail furniture business; and broader economic factors such as interest rates and changes in customer spending patterns. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows:

		Gross	Gross
	Cost	Unrealized Losses	Unrealized Gains	Fair Value
September 30, 2020	$141,225	$(39,286)	$-	$101,939

December 31, 2019	$141,225	$-	$8,292	$149,517

Net unrealized holding losses on available-for-sale securities were approximately $48,000 in the first nine months of 2020 and have been included in other income (expenses) in the accompanying statements of operations. Investments represent equity securities in a publicly traded company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019

Furniture, fixtures and equipment	$1,385,430	$1,354,665
Tooling and testing equipment	338,572	319,000
Parking lots	365,707	365,707
Leasehold improvements	79,857	-
Motor vehicles	49,166	49,166

	2,218,732	2,088,538
Accumulated depreciation	(491,080)	(208,799)

Property and equipment, net	$1,727,652	$1,879,739

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $424,965 and $82,921, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	September 30,	December 31,	Period
	2020	2019	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,380,000	1,380,000	5 - 10
Marketing related	380,000	380,000	5
Patents	359,101	355,418	6 - 20
Noncompete	50,000	50,000	5

Total	2,989,101	2,985,418
Accumulated amortization	(817,595)	(504,878)

Intangible assets, net	2,171,506	2,480,540
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$2,180,578	$2,489,612

Amortization expense for the nine months ended September 30, 2020 and 2019 was $312,717 and $175,592, respectively. Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2020	$104,238
2021	416,956
2022	417,140
2023	410,529
2024	311,306
Thereafter	511,337

Total	$2,171,506

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating lease cost	$395,188	$323,239	$1,184,302	$323,239

Finance lease cost:

Amortization of right-of-use assets	47,012	15,435	142,134	15,435
Interest on lease liabilities	10,585	1,257	33,416	1,257

Total lease cost	$452,785	$339,931	$1,359,852	$339,931

During the nine months ended September 30, 2020, the Company recognized sublease income of approximately $81,000, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations. There was no sublease income in 2019.

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

The following table presents other information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$375,911	$278,988	$1,124,706	$278,988
Financing cash flows used for financing leases	53,577	16,728	161,881	16,728

Assets obtained in exchange for operating lease liabilities	-	9,975,859	-	9,975,859

Assets obtained in exchange for finance lease liabilities	-	189,770	75,739	189,770

Weighted average remaining lease term:
Operating leases	9 years	10 years	9 years	10 years
Finance leases	5 years	6 years	5 years	6 years

Weighted average discount rate:
Operating leases	5.54%	6.00%	5.54%	6.00%
Finance leases	5.16%	3.00%	5.16%	3.00%

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2020 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2020	$375,911	$52,427	$428,338
2021	1,503,643	205,545	1,709,188
2022	1,117,377	150,943	1,268,320
2023	878,807	150,142	1,028,949
2024	870,000	140,002	1,010,002
Thereafter	5,220,000	207,475	5,427,475

Total undiscounted lease liabilities	9,965,738	906,534	10,872,272
Less: imputed interest	(2,191,739)	(114,051)	(2,305,790)

Net lease liabilities	$7,773,999	$792,483	$8,566,482

As of September 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Line of Credit

The Company formerly had a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances were limited to 50% of eligible inventory and bore interest at the prime rate plus 0.50% with a floor of 3.75%. The line was paid in full with proceeds from advances noted below and closed in May 2020.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off the Fidelity line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement. The agreement will expire 240 days from the commencement date of May 29, 2020. The outstanding balance is approximately $796,000 as of September 30, 2020 and is included in accounts payable in the accompanying consolidated balance sheet.

Term Notes

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sales receipts were to be delivered weekly to Libertas at predetermined amounts over a period of nine months. Pursuant to a settlement agreement dated August 25, 2020, the amount owed to Libertas has been fully settled with the payment of $525,000 on September 4, 2020. Included in loss on settlement of debt, net in the accompanying statements of operations is a gain of approximately $44,000 realized on the Libertas settlement.

Other term debt totaling $2,978 and $16,374 at September 30, 2020 and December 31, 2019, respectively, represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

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

Certain investors guaranteed $100,000 each with Ameris Bank (formerly Fidelity Bank) to establish a $500,000 revolving line of credit, the proceeds of which were loaned to the Company. Since the inception of the loan, the Company has paid interest at a rate of 4.5% per annum to Ameris Bank on behalf of the investors. Concurrently, interest payable to the investors has accrued at a rate of 10.0% per annum. Pursuant to an agreement dated September 3, 2020, the balance of $500,000 plus accrued interest of $160,000 was deemed to be paid in full through the issuance of 41,250,000 shares of the Company’s common stock. Included in loss on settlement of debt, net in the accompanying statements of operations is a loss of approximately $1,114,000 incurred on the Ameris settlement.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30,	December 31,
	2020	2019

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	82,265	46,569
Debt discount	(5,613)	(137,775)

	1,028,547	860,689

Less: current maturities	(806,911)	(366,326)

	$221,636	$494,363

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as September 30, 2020 and December 31, 2019 is $338,195. The Notes matured in January 2020 and continue to accrue interest until settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of September 30, 2020.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $513,700 and $442,934 at September 30, 2020 and December 31, 2019, respectively.

Related Party Debt

The following table summarizes related party debt:

	September 30,	December 31,
	2020	2019

Rotman Family convertible notes	$1,832,707	$1,782,707
Rotman Family nonconvertible notes	1,102,500	507,500
Accrued interest	145,840	53,152
Debt discount	(24,346)	(585,100)

	3,056,701	1,758,259
Less: current maturities	(641,000)	(46,000)

	$2,415,701	$1,712,259

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $116,000 and $61,000, respectively, at September 30, 2020 and approximately $109,000 and $57,000, respectively, at December 31, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change or reverse stock split. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,169,000 and $445,000, respectively, at September 30, 2020 and approximately $1,128,000 and $430,000, respectively, at December 31, 2019.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting or reverse stock split. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $104,000 and $100,000 at September 30, 2020 and December 31, 2019, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting or reverse stock split. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $51,000, at September 30, 2020.

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,351,000 and $1,056,866 at September 30, 2020 and December 31, 2019, respectively.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $390,000 and $148,000, respectively, at September 30, 2020 and approximately $376,000 and $143,000, respectively, at December 31, 2019. No payments have been made by the Company as of September 30, 2020.

During the three months ended September 30, 2020, Steven Rotman advanced the Company funds totaling $595,000. In October 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and is due no later than July 1, 2021. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $597,000, at September 30, 2020.

Approximate maturities for the succeeding years are as follows:

Remainder of 2020	$46,000
2021	654,000
2022	62,000
2023	85,000
2024	34,000
Thereafter	221,500

$1,102,500

NOTE 9 -	DERIVATIVE LIABILITIES

As of September 30, 2020 and December 31, 2019, the Company had a $1,864,700 and $1,499,800, respectively, derivative liability balance on the consolidated balance sheet and recorded a gain (loss) from change in fair value of derivative liabilities of $143,000 and $(336,900) for the three months and the nine months ended September 30, 2020, respectively. The Company recorded a loss from change in fair value of derivative liabilities of $1,044,250 for the nine months ended September 30, 2019. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at September 30, 2020 and December 31, 2019:

Fair Value of Embedded Derivative Liabilities:

	2020	2019

Balance, beginning of the period	$1,499,800	$235,085

Initial measurement of liabilities	28,000	1,464,600

Change in fair value	336,900	1,079,450

Settlement due to conversion	-	(1,279,335)

Balance, end of the period	$1,864,700	$1,499,800

NOTE 10 -	STOCKHOLDERS’ DEFICIT

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

As of September 30, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 4,753,550 shares of common stock, at the option of the holder.

As of December 31, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $91,000 and could be converted into 4,591,100 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the nine months ended September 30, 2020, no shares were issued under equity purchase agreements. Included in stock subscription payable at September 30, 2020, is $714,500 received under common stock subscription agreements for 47,633,403 shares during the three months ended September 30, 2020.

During the three months ended September 30, 2020, 44,357 shares of common stock were issued for the conversion of 130 shares of preferred stock for principal and interest totaling $2,218.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$723,529	13.0	$810,908	13.4	$1,879,831	13.6	$810,908	12.6
Dining Room Furniture	309,429	5.6	482,331	8.0	1,050,491	7.6	482,331	7.5
Occasional	981,164	17.7	2,430,904	40.2	2,387,054	17.2	2,430,904	37.9
	2,014,122	36.3	3,724,143	61.7	5,317,376	38.3	3,724,143	58.0
Upholstery	1,582,989	28.6	63,442	1.1	3,850,867	27.8	63,442	1.0
Mattresses and Toppers	899,693	16.2	1,435,910	23.8	2,291,156	16.5	1,754,253	27.3
Broadloom, Flooring and Rugs	464,408	8.4	520,232	8.6	970,593	7.0	520,232	8.1
Warranty	119,329	2.2	108,732	1.8	400,789	2.9	108,732	1.7
Accessories and Other *	464,022	8.4	187,742	3.1	1,034,926	7.5	246,629	3.8
	$5,544,563	100.0	$6,040,201	100.0	$13,865,707	100.0	$6,417,431	100.0

*	Accessories and Other include sales of RxAir products, delivery fees, and other.

NOTE 12 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $1,024,788 and $2,406,409 of stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $2,143,587 and $845,175 at September 30, 2020 and December 31, 2019, respectively.

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

In total for the nine months ended September 30, 2020 and 2019, the Company recorded $16,957 and $2,100,736, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of September 30, 2020 was $31,976 for non-vested share-based awards to be recognized over a period of approximately four years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2020, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of September 30, 2020. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of September 30, 2020. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine months ended September 30, 2020.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Granted	-	-	-

Exercised	-	-	-

Forfeited	(108,333)	0.68	-

Outstanding, September 30, 2020	27,874,938	$0.20	2.72

Exercisable, September 30, 2020	27,124,938	$0.21	2.86

As of September 30, 2020, the aggregate intrinsic value on the Company’s outstanding options was approximately $160. As of September 30, 2019, the aggregate intrinsic value of the Company’s outstanding options was approximately $2,000. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2020:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Exercise	Contractual
	of Shares	Fair Value	Price	Life (Years)

Outstanding, December 31, 2019	14,237,646		$0.09	3.58

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(31,734)	-	1.29	-

Expired	-	-	-	-

Outstanding, September 30, 2020	14,205,912		$0.08	2.78

Exercisable, September 30, 2020	14,205,912		$0.08	2.78

NOTE 13 -	RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the nine months ended September 30, 2020, the Company expensed approximately $338,000 related to this employment agreement. As of September 30, 2020, the Company had a stock subscription payable balance of $641,000, or approximately 23,826,000 shares to be issued in the future and $45,000 of reimbursable expenses payable.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of September 30, 2020, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per Blue Oar’s consulting agreement, it is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the nine months ended September 30, 2020, the Company expensed approximately $374,000 related to the consulting agreement. As of September 30, 2020, the Company had a stock subscription payable balance of $569,000, or approximately 28,125,000 shares and a balance of $135,000 in accounts payable related to this related party.

In connection with litigation matters involving both Blue Oar and the Company, legal invoices totaling approximately $25,000 have been paid on Blue Oar’s behalf during the three months ended September 30, 2020 and expensed as consulting services.

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

During the nine months ended September 30, 2020, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

The Company filed an opposition to the motion and upon oral argument the motion for injunctive relief was denied. The Court issued a decision permitting a motion for summary judgment to proceed and permitted the Company the opportunity to supplement its opposition papers together with the plaintiff who was also provided opportunity to submit reply papers. On April 5, 2019, the Company filed the opposition papers as well as a motion to dismiss the first and third causes of action in the complaint. On March 13, 2020, the Court granted the Company’s motion dismissing the first and third claims for relief and denied the motion for summary judgment as moot.

The Company subsequently filed an amended answer with counterclaims. The affirmative defenses if granted collectively preclude the relief sought. In addition, Vystar filed counterclaims asserting: (a) violation of 10(b)(5) of the Securities and Exchange Act; (b) violation of Section 15(a)(1) of the Exchange Act (failure to register as a broker-dealer); (c) pursuant to the Uniform Declaratory Judgment Act, 28 U.S.C. §§ 2201, the Company requests the Court to declare: (i) pursuant to Delaware law, the underlying agreements are unconscionable; (ii) the underlying agreements are unenforceable and/or portions are unenforceable, such as the liquidated damages sections; (iii) to the extent the agreement is enforceable, Vystar in good faith requests the Court to declare the legal fee provisions of the agreements be mutual (d) unjust enrichment; (e) breach of contract (in the alternative); and (f) attorneys’ fees.

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020; the parties await the Court’s decision on the motions.

Robert LaChapelle Class Action

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties are now in the discovery process and the litigation is proceeding. Based on the current status of the matter, the Company is unable to determine an amount due, if any.

Eric Maas Lawsuit

The Company and members of its Board of Directors, and certain employees and consultants, were added as defendants in the case Maas v. Zymbe, LLC, et al. The complaint was removed from Superior Court of the State of California to Federal District Court in California. The amended complaint alleged various employment, contract, and tort claims, including defamation, arising out of a dispute over the quality and utility of consulting and other services provided by Mr. Eric Maas, including through his dealings with Mr. Jason Leaf and Mr. Gregory Rotman. The original litigation was filed in 2017. After mediation, this matter was settled during the third quarter of 2020, and the case has been dismissed with prejudice. All costs related to this matter have been expensed and included in the accompanying statements of operations.

NOTE 15 -	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

There were no significant vendor concentrations during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company made approximately 26% of its purchases from two major vendors. The Company owed its major vendors approximately $400,000 at September 30, 2019.

NOTE 16 -	INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2020 and 2019 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Nine Months Ended
	September 30,
	2020	2019

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of September 30, 2020 and December 31, 2019 are as follows:

	2020	2019

NOL carryforwards	$6,625,000	$5,490,000

Less valuation allowance	(6,625,000)	(5,490,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $31,500,000 as of September 30, 2020, of which approximately $18,400,000 expires beginning in 2024 and $13,100,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $12,900,000 as of September 30, 2020 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of September 30, 2020, Rotmans has a net operating loss carryforward of approximately $4,200,000 for federal income tax purposes of which $1,810,000 expires beginning in 2029 and $2,390,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,300,000 which expires beginning in 2022.

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

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and nine months ended September 30, 2019, as if the acquisition and the related financing transactions had occurred on January 1, 2019. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Total revenues	$7,219,641	$21,199,801
Loss from operations	$1,510,982	$5,416,058
Net loss	$2,075,341	$7,054,141
Net loss attributable to Vystar	$1,833,148	$6,490,576
Basic and dilated loss per share	$0.00	$0.01

NOTE 19 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission.

The Company issued 8,100,000 shares of common stock included in stock subscription payable in the accompanying balance sheet as of September 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 with the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	CONSOLIDATED

Revenue	$5,544,563	$6,040,201	$(495,638)	-8.2%

Cost of revenue	2,527,403	3,378,220	(850,817)	-25.2%

Gross profit	3,017,160	2,661,981	355,179	13.3%

Operating expenses:
Salaries, wages and benefits	1,535,449	1,223,879	311,570	25.5%
Share-based compensation	716,161	305,673	410,488	134.3%
Agent fees	579,750	-	579,750	0.0%
Professional fees	311,514	153,965	157,549	102.3%
Advertising	469,383	495,421	(26,038)	-5.3%
Rent	300,965	259,930	41,035	15.8%
Service charges	132,542	200,212	(67,670)	-33.8%
Depreciation and amortization	249,834	158,409	91,425	57.7%
Other operating	892,239	1,073,793	(181,554)	-16.9%

Total operating expenses	5,187,837	3,871,282	1,316,555	34.0%

Loss from operations	(2,170,677)	(1,209,301)	(961,376)	79.5%

Other income (expense):
Interest expense	(430,711)	(195,142)	(235,569)	120.7%
Change in fair value of derivative liabilities	143,000	-	143,000	100.0%
Loss on settlement of debt, net	(1,419,461)	(339,875)	(1,079,586)	317.6%
Loss on legal settlement	(101,000)	-	(101,000)	0.0%
Other income, net	15,316	7,956	7,360	92.5%

Total other expense, net	(1,792,856)	(527,061)	(1,265,795)	240.2%

Net loss	(3,963,533)	(1,736,362)	(2,227,171)	128.3%

Net loss attributable to noncontrolling interest	372,759	63,802	308,957	484.2%

Net loss attributable to Vystar	$(3,590,774)	$(1,672,560)	$(1,918,214)	114.7%

Revenues

Revenues for the three months ended September 30, 2020 and 2019 were $5,544,563 and $6,040,201, respectively, for a decrease of $495,638 or 8.2%. The decrease in revenues was due to the impact of COVID-19 during the quarter. The Company’s showroom, although open for the entire quarter had significantly lower sales volume then the third quarter of 2019. We cannot estimate the full impact of COVID-19 on revenues at this time.

The Company reported a significant increase in gross profit to $3,017,160 for the three-month period ended September 30, 2020 compared to gross profit of $2,661,981 for the three-month period ended September 30, 2019, an increase of $355,179. The cost of revenue for the three months ended September 30, 2020 and 2019 was $2,527,403 and $3,378,220, respectively, a decrease of 25.2%. The increase in gross profit is primarily due to a change in purchasing. Merchandise is being purchased in large quantities from fewer vendors.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $5,187,837 and $3,871,282 for the three months ended September 30, 2020 and 2019, respectively, an increase of $1,316,555 or 34.0%. The increase was due in part to fees incurred under an agreement with a third-party agent to assist the Company with a high-impact sale at Rotmans.

Other Income (Expense)

Other expense for the three months ended September 30, 2020 was $1,792,856, which primarily consisted of interest expense of $430,711, loss on settlement of debt, net of $1,419,461, change in fair value of derivative liabilities of $143,000, loss on legal settlement of $101,000 and other income of $15,316. This compares to other expense of $527,061 for the three months ended September 30, 2019, which primarily consisted of interest expense of $195,142, loss on settlement of convertible notes payable of $339,875 and other income of $7,956.

Net Loss

Net loss was $3,963,533 and $1,736,362 for the three months ended September 30, 2020 and 2019, respectively, an increase of $2,227,171. The larger net loss the Company experienced in the quarter ended September 30, 2020 versus the same period in 2019 was due to increased expenses from the operations of Rotmans, an increase in share-based compensation and legal fees and a loss on settlement of debt.

Comparison of the Nine Months Ended September 30, 2020 with the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	CONSOLIDATED

Revenue	$13,865,707	$6,417,431	$7,448,276	116.1%

Cost of revenue	6,450,421	3,789,186	2,661,235	70.2%

Gross profit	7,415,286	2,628,245	4,787,041	182.1%

Operating expenses:
Salaries, wages and benefits	3,655,162	1,223,879	2,431,283	198.7%
Share-based compensation	1,024,788	2,406,409	(1,381,621)	-57.4%
Agent fees	635,919	-	635,919	0.0%
Professional fees	855,397	525,950	329,447	62.6%
Advertising	1,150,540	539,000	611,540	113.5%
Rent	894,275	259,930	634,345	244.0%
Service charges	360,465	202,116	158,349	78.3%
Depreciation and amortization	737,682	258,513	479,169	185.4%
Other operating	2,161,852	1,407,598	754,254	53.6%

Total operating expenses	11,476,080	6,823,395	4,652,685	68.2%

Loss from operations	(4,060,794)	(4,195,150)	134,356	-3.2%

Other income (expense):
Interest expense	(1,646,104)	(335,208)	(1,310,896)	391.1%
Change in fair value of derivative liabilities	(336,900)	(1,044,250)	707,350	-67.7%
Loss on settlement of debt, net	(1,419,461)	(327,433)	(1,092,028)	333.5%
Loss on legal settlement	(101,000)	-	(101,000)	0.0%
Other income, net	35,990	7,802	28,188	361.3%

Total other expense, net	(3,467,475)	(1,699,089)	(1,768,386)	104.1%

Net loss	(7,528,269)	(5,894,239)	(1,634,030)	27.7%

Net loss attributable to noncontrolling interest	703,846	63,802	640,044	1003.2%

Net loss attributable to Vystar	$(6,824,423)	$(5,830,437)	$(993,986)	17.0%

Revenues

Revenues for the nine months ended September 30, and 2019 were $13,865,707 and $6,417,431, respectively, for an increase of $7,448,276 or 116.1%. The significant increase in revenues was due to the acquisition of Rotmans in July of 2019, which was partially offset by the impact of COVID-19 as the Rotmans showroom was closed from March 24 through June 10. During this period, the Company processed limited customer deliveries for prior orders and web sales and subsequent to this period, sales have not returned to pre-COVID-19 levels.

The Company reported a significant increase in gross profit to $7,415,286 for the nine-month period ended September 30, 2020 compared to gross profit of $2,628,245 for the nine-month period ended September 30, 2019, an increase of $4,787,041. The cost of revenue for the nine months ended September 30, 2020 and 2019 was $6,450,421 and $3,789,186, respectively, an increase of 70.2%. The increase is due to a change in merchandise buying in the third quarter of 2020. The Company is now buying items in large quantity rather than special order items.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $11,476,080 and $6,823,395 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $4,652,685 or 68.2%. The increase was due to the acquisition of Rotmans in July of 2019.

Other Income (Expense)

Other expense for the nine months ended September 30, 2020 was $3,467,475, which primarily consisted of interest expense of $1,646,104, loss on settlement of debt of 1,419,461, change in fair value of derivative liabilities of $336,900, loss on legal settlement of $101,000 and other income of $35,990. This compares to other expense of $1,699,089 for the nine months ended September 30, 2019, which consisted of change in fair value of derivative liabilities of $1,044,250, interest expense of $335,208, loss on settlement of convertible notes payable of $327,433 and other income of $7,802.

Net Loss

Net loss was $7,528,269 and $5,894,239 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $1,634,030. The larger net loss the Company experienced in the nine months ended September 30, 2020 versus the same period in 2019 was due to increased revenues and gross profit from the operations of Rotmans which was partially offset by the impact of COVID-19 as the showroom was closed from March 24 through June 10, and an increase in interest expense due to amortization of debt discount of $721,000. The Company cannot reasonably estimate the effect of COVID-19 on its net loss at this time.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2020, the Company had cash of $71,913 and a deficit in working capital of approximately $10.2 million. Further, at September 30, 2020, the accumulated deficit amounted to approximately $47.9 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.

Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees. The Company will also raise capital with common stock subscription issuances and has raised $714,500 through September 30, 2020. In May, the Company entered into a sale promotion consulting agreement with a national sales event company to assist its recovery with a high-impact sale and monetary advance. The agreement has allowed Rotmans to meet its financial obligations through the shutdown and is expected to give the Company flexibility and time needed to develop a new retail furniture sale model.

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

Sources and Uses of Cash

Net cash used in operating activities was $2,353,944 for the nine months ended September 30, 2020 as compared to net cash used in operating activities of $1,090,903 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash used in operations was primarily due to the net loss for the period of $7,528,269 net of non-cash related add-back of share-based compensation expense, depreciation, amortization, amortization of debt discount, loss on settlement of debt and change in fair value of derivative liabilities.

The Company had cash used in investing activities of $133,878 during the nine months ended September 30, 2020 as compared to $10,019 for the nine months ended September 30, 2019.

Net cash provided by financing activities was $2,487,380 during the nine months ended September 30, 2020, as compared to cash provided of $1,115,092 during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash was used in the net repayment on line of credit of $210,200, term debt in the amount of $794,106, finance lease obligations of $128,464, offset by proceeds from issuance of term debt of $2,211,400, stock subscription receivable of $49,250, advances from stock subscription payable of $714,500 and related party loan of $645,000.

The Company plans to service its current debt from profitability on RxAir product sales and equity infusions.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended September 30, 2020 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2020, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2020. Such conclusion was reached based on the following material weaknesses noted by management:

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

During the three months ended September 30, 2020, the Company entered into stock subscription agreements to issue common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Total proceeds of $714,500 were received for 47,633,403 shares to be issued. The Company will issue the common stock in the next quarter. Proceeds were used for working capital.

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

VYSTAR CORPORATION

Date: November 23, 2020	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

