Form 10-Q/A
period 2020-09-30
Vystar Corp
filed 2020-12-04
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the Form 10-Q replaces the cover page for the cover page in the Form 10-Q filed on November 23, 2020 with respect to the period ended September 30, 2020. The new cover pages corrects the statement as to whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The “Yes” box should have been checked rather than the “No” box.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: December 4, 2020	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director