Form 10-K
period 2020-12-31
Vystar Corp
filed 2021-04-16
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [X]

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

As of June 30, 2020, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2020) was $22,178,492. See Item 12.

As of April 15, 2021, there were 1,264,072,966 shares of the registrant’s common stock outstanding and 8,698 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

Overview

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. The Company uses patented technology to produce a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. In addition, Vystar manufactures and sells reduced allergen natural rubber latex used primarily in various bedding products.

Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture, one of the largest independent furniture stores in the U.S.

Company Background

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc. (formerly traded on the OTC under the ticker UVFT), whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (VOCs) and created the RxAir division.

The RxAir product line includes:

●	RXair™ Residential Filterless Air Purifier

●	RX400 ™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

RxAir promotes a healthy lifestyle improving the quality of life of each and every customer. Independently tested by EPA- and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and Volatile Organic Compounds (“VOCs”). The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units. RxAir units are sold online at www.RxAir.com and are available through multiple third-party distributors. RxAir® and ViraTech ® are registered trademarks of Vystar Corporation.

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

In April of 2018, Vystar acquired the assets of NHS Holdings, LLC (“NHS”) to move into direct product offerings made from Vytex® latex. NHS was the exclusive U.S. distributor of Vystar’s Vytex® natural rubber latex foam to manufacturers for use in over 200 home furnishings products, including mattresses, toppers, pillows and upholstery, sold through multiple channels.

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

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), one of the largest independent furniture retailers in the U.S. Rotmans sells a broad line of residential furniture and decorative accessories and serves customers throughout the New England region. The acquisition enabled Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. In addition, Rotmans offers significant marketing and advertising opportunities for all of Vystar’s brands to Rotmans’ thousands of existing customers.

In December of 2020, Vystar selected Corrie MacColl Limited, a subsidiary of global natural rubber supply chain manager Halcyon Agri, as its exclusive global partner for all aspects of product market development and distribution of patented Vytex deproteinized latex.

Competition

RxAir

The residential air purification market is a highly fragmented competitive business. Vystar competes with a large number of companies on many factors including price, quality, innovation, reputation, distribution and promotion.

Furniture Store

The retail sale of home furnishings is a highly competitive business. There has been growth in the e-commerce channel both from internet only retailers and those with a brick-and-mortar presence. We also compete with numerous individual retail stores as well as chains in our immediate geographic area. Mass merchants and certain department stores also have limited furniture product offerings.

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

Intellectual Property

The Company currently holds a portfolio of patents and trademarks in the U.S. and other various foreign countries. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We are committed to aggressively challenging any infringements of our patents and/or trademarks.

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate.

Our RxAir400 product was cleared by the FDA as a Class II medical device in November 2008. FDA clearance to sell our product as a Class II medical device provides invaluable credibility in the marketplace. By granting a listing, the FDA indicates it has reviewed all aspects of a product, including efficacy of the technology, independent test results and product safety to ensure that the product complies with our claims. Few air purification products are listed by the FDA, and it is extremely important that we expend the resources necessary to maintain this listing as a Class II medical device with the FDA.

Seasonality

Our business is affected by traditional retail seasonality, advertising and promotion programs and general economic trends.

Employees

As of December 31, 2020, Vystar had one employee, Steven Rotman, CEO. Rotmans had 63 full-time and 20 part-time employees. None of the employees are represented by a labor organization or a party to any collective bargaining arrangement.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company. Our corporate office is located at 725 Southbridge Street, Worcester, Massachusetts 01610. Our website address is www.vystarcorp.com.

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

At December 31, 2020 our cash position was $620,539 and we had an accumulated deficit of $48,713,184. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, funds afforded by second round of the Paycheck Protection Program, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. The Company is also evaluating adopting a consignment-based sales model at Rotmans. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

The following risk factors apply to our RxAir business:

We face significant competition from multinational and regional manufacturers.

The growing air purification market is highly competitive with companies offering wide range of air purifiers sold through e-commerce websites, company-owned websites, retailer and their websites and distributors. Market particpants compete on product performance, quality, price and reputation.

We are dependent upon the ability of our third-party producers to meet our requirements.

We source our products from non-exclusive, third-party producers, many of which are located in foreign countries. We depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient maufacturing and shipping capacity. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as insufficient quality control, failures to meet production deadlines or increases in manufacturing costs.

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

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including mass merchants, national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have also seen increasing competition from retailers offering consumers the ability to purchase home furnishings via the internet for home delivery, and this trend is expected to continue. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion into markets where we currently operate.

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

The following risk factors apply to our company as a whole:

The COVID-19 pandemic has had, and will likely continue to have, a material effect on our business and results of operations.

The impacts of COVID-19 and measures to prevent its spread across the globe have affected businesses in a number of ways. When we closed our showroom at the end of March 2020, there was significant uncertainty as to when we could resume business. When we re-opened in June, consumer demand was strong but our supply chain was strained and resulted in late arrivals of products. Our inability to deliver products in a timely manner negatively affected our sales.

As we enter the vaccine stage of the pandemic, no one can effectively predict how the consumer’s spending will change when the COVID-19 restrictions are lifted.

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

Significant fluctuations in the cost of raw materials could adversely affect our profits.

On a global and regional basis, the raw materials used in our products are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency rates, the economic and political climate and other circumstances. Significant increases in the future could materially affect our costs and profits.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2020, we had federal net operating loss (“NOL”) carry-forwards of approximately $32.0 million ($26.0 million for 2019) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2020; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

Payment of Wages Actions

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement is included in the accompanying financial statements for the year ended December 31, 2020. However, after settlement, three additional former employees made similar claims and the Company is reviewing the matter.

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

	High	Low
December 31, 2019

First Quarter	$0.06	$0.007

Second Quarter	$0.08	$0.04

Third Quarter	$0.04	$0.03

Fourth Quarter	$0.03	$0.01

December 31, 2020

First Quarter	$0.01	$0.004

Second Quarter	$0.07	$0.005

Third Quarter	$0.10	$0.01

Fourth Quarter	$0.07	$0.02

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2020, there were 220 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2020 through December 31, 2020, we issued 22,441,878 shares of our common stock valued at $554,169 for services rendered to the Company, 30,433,402 shares were issued for cash for $456,490, 41,250,000 shares were issued for conversion of line of credit valued at $1,773,750 and 44,357 shares were issued upon conversion of 130 shares of preferred stock.

Stock Option Grants

There were no stock option grants from January 1, 2020 through December 31, 2020.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

There were no proceeds from October 1, 2020 through December 31, 2020.

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

The Company’s RxAir product line use 48 inches of high-intensity germicidal UV lamps that destroy bacteria, viruses and other germs instead of just trapping them, setting it apart from ordinary air filtration units. RxAir is one of the few UV air purifiers that have been proven in independent EPA- and FDA- certified testing laboratories to destroy on the first pass 99.6% of harmful airborne viruses and bacteria. In addition to inactivating airborne viruses that cause influenza (flu) and colds, RxAir’s device disarms the airborne pathogens that cause MRSA (staph), strep (whooping cough), tuberculosis (TB), measles, pneumonia and a myriad of other antibiotic-resistant and viral infections.

The RxAir product line includes:

●	RxAir™ Residential Filterless Air Purifier

●	RX400 ™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

Vystar produces the RxAir product line with a world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar sells RxAir residential and commercial units via distributors, online and through retail channels. Vystar is assembling the distribution network to relaunch sales of RX400 and RX3000 units to the healthcare and medical markets, which UV Flu had ceased due to a lack of sales force, distribution and cash flow constraints. Once sales are firmly re-established, Vystar expects that the air purification products will produce margins of approximately 70%.

About Rotmans

Rotmans, the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassing over 170,000 square feet in Worcester, Mass., and employing 83 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans adds approximately $20 million annually to Vystar’s top line revenue and enables Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Significant marketing and advertising opportunities are available for all of Vystar’s brands to Rotmans’ thousands of existing customers. As CEO of both Rotmans and Vystar, Steven Rotman provides continuity of management and customer-focused values for the Company.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed the Rotmans showroom on March 24, 2020. At that time, most of our team members were furloughed. During this period, we paid the cost of enrolled health benefits of those furloughed. We successfully reopened the showroom on June 10, 2020. We continue to work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing and the utilization of face masks for the safety of team members, customers and communities.

In addition, the COVID-19 pandemic has caused, among other things, interruptions in our supply chains and suppliers, including problems with inventory availability, higher cost of products and international freight due to the high demand of products and low supply during this volatile period of time.

The COVID-19 pandemic is complex and continues to evolve with the vaccine rollout. At this point, we cannot reasonably estimate the duration and severity of the pandemic and its impact on our business, results of operations, financial position and cash flows.

Management Objectives

The COVID-19 pandemic has raised awareness of airborne disease transmission and consumers’ desire to reduce their risk of infection through the use of air purifiers. The Company has pivoted its resources to meeting the demand for air purifiers, by increasing its manufacturing capacity of up to 600 Rx400 units per day if needed, adding additional distributors to the RxAir sales network, and contracting the development of the next generation RxAir Ultraviolet-C light air purifiers.

Vystar and the Indian Rubber Manufacturers Research Association’s (IRMRA) are actively collaborating to develop viscoelastic deproteinized natural rubber (DPNR) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach.

Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products.

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

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of furniture, mattresses, RxAir purifiers, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventories on a regular basis. Approximate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Revenue

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers, which is typically within a 1 to 2 days or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales. We assess our estimates of expected returns at each financial reporting date.

Valuation and Impairment of Intangible and Long-Lived Assets

We perform an impairment assessment of intangible assets including goodwill annually or more frequently as warranted by events or changes in circumstances. We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets. Included in other income (expense) in 2020 is an impairment charge of $240,350 related to the discontinuation of the NHS tradename.

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

Purchase Accounting for Acquisition

In 2019, the Company acquired Murida Furniture Co., Inc. dba Rotmans Furniture. Acquisition of a business requires companies to record assets acquired and liabilities assumed at their respective fair market value at the date of acquisition. Any amount of the purchase price paid in excess of the estimated fair value of the net assets acquired is recorded as goodwill. The Company determined the fair value of Murida Furniture Co., Inc. using widely accepted valuation techniques. In addition, proper accounting for any acquisition required the Company to record the transactions of the acquired entity in the Company’s financial statements from the date of acquisition and forward.

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

RESULTS OF OPERATIONS

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended December 31,
	2020	2019	$ Change	% Change
	CONSOLIDATED

Revenue	$20,979,243	$13,685,872	$7,293,371	53.3%

Cost of revenue	10,005,075	7,332,271	2,672,804	36.5%

Gross profit	10,974,168	6,353,601	4,620,567	72.7%

Operating expenses:
Salaries, wages and benefits	5,105,668	3,355,593	1,750,075	52.2%
Share-based compensation	1,031,850	2,968,898	(1,937,048)	-65.2%
Agent fees	1,388,598	–	1,388,598	0.0%
Professional fees	983,764	1,132,251	(148,487)	-13.1%
Advertising	1,808,115	1,050,459	757,656	72.1%
Rent	1,243,949	570,779	673,170	117.9%
Service charges	523,124	436,183	86,941	19.9%
Depreciation and amortization	795,241	444,890	350,351	78.8%
Other operating	2,697,090	1,335,204	1,361,886	102.0%

Total operating expenses	15,577,399	11,294,257	4,283,142	37.9%

Loss from operations	(4,603,231)	(4,940,656)	337,425	-6.8%

Other income (expense):
Interest expense	(1,845,916)	(1,390,407)	(455,509)	32.8%
Change in fair value of derivative liabilities	(238,900)	(1,079,450)	840,550	-77.9%
Loss on settlement of debt, net	(1,497,061)	(327,433)	(1,169,628)	357.2%
Loss on impairment	(240,350)	-	(240,350)	100.0%
Other income, net	92,764	12,395	80,369	648.4%

Total other expense, net	(3,729,463)	(2,784,895)	(944,568)	33.9%

Net loss	(8,332,694)	(7,725,551)	(607,143)	7.9%

Net loss attributable to noncontrolling interest	724,477	20,929	703,548	3361.6%

Net loss attributable to Vystar	$(7,608,217)	$(7,704,622)	$96,405	-1.3%

Revenues

Consolidated revenues for the year ended December 31, 2020 and 2019 were $20,979,243 and $13,685,872, respectively, for an increase of $7,293,371 or 53.3%. The increase in revenues from operations was principally due to the acquisition of Rotmans in July of 2019, which was partially offset by the impact of COVID-19 as the Rotmans showroom was closed from March 24 through June 9, 2020. During this period, the Company processed limited customer deliveries for prior orders and web sales. Subsequent to this period, sales are gradually returning to pre-COVID-19 levels.

Consolidated gross profit for the year ended December 31, 2020 and 2019 were $10,974,168 and $6,353,601, respectively, for an increase of $4,620,567 or 72.7%. Consolidated cost of revenue for year ended December 31, 2020 and 2019 was $10,005,1075 and $7,332,271, respectively, an increase of $2,672,804 or 36.5%. The increase in gross profit and cost of revenue was primarily due to a change in purchasing and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and occupancy costs. The Company’s consolidated operating expenses were $15,577,399 and $11,294,257 for the year ended December 31, 2020 and 2019, respectively, for an increase of $4,283,142 or 37.9%. The increase in operating expenses was primarily due to the acquisition of Rotmans in July of 2019 and fees incurred under an agreement with a third-party agent to assist the Company with a high-impact sale at Rotmans.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2020 and 2019 were ($3,729,463) and ($2,784,895), respectively, for a net increase of $944,568 or 33.9%. Increases in other expenses in 2020 included interest expense of $455,509, loss on settlement of debt of $1,169,628 and loss on impairment of $240,350 which were offset with a decrease in change in value value of derivative liabilities of $840,550 and an increase in other income of $80,369.

Net Loss

Net loss for the year ended December 31, 2020 and 2019 were $8,332,694 and $7,725,551, respectively, for an increase in net loss of $607,143 or 7.9%. Net loss in 2020 and 2019 includes net loss attributable to noncontrolling interest of $724,477 and $20,929, respectively. The larger net loss the Company experienced in the year ended December 31, 2020 versus the same period in 2019 was attributable to the large increase in operating expenses for the year and other expenses, primarily related to the increase in interest expense and loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2020, the Company had cash of $620,539 and a deficit in working capital of $10,161,370. For the year ended December 31, 2020, the Company had a net loss of $8,332,694 and an accumulated deficit of $48,713,184. For the year ended December 31, 2019, the Company had a net loss of $7,725,551 and the accumulated deficit amounted to $41,104,967. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $2,262,940 for the year ended December 31, 2020 as compared to $1,513,997 for the year ended December 31, 2019. During the year ended December 31, 2020, cash used in operations was primarily due to the net loss for the year of $8,332,694 net of non-cash related add-back of loss of share-based compensation, depreciation and amortization.

The Company had $133,878 cash used in investing activities during the year ended December 31, 2020 as compared to $9,519 for the year ended December 31, 2019. During the year ended December 31, 2020, cash used in investing activities was related to the purchase of property and equipment.

Net cash provided by financing activities was $2,945,002 during the year ended December 31, 2020, as compared to cash provided of $1,545,818 during the year ended December 31, 2019. During 2020, cash was provided from the proceeds in notes payable in the amount of $3,309,400, repayments on notes payable and finance leases in the amount of $967,938, net repayments on line of credit of $210,200, $456,490 in proceeds from common stock issuances, advances from stock subscription payable of $308,000 and proceeds from stock subscription receivable of $49,250. During 2019, cash was provided from the proceeds in notes payable in the amount of $713,700, repayments on notes payable and finance lease in the amount of $61,645, net borrowings on line of credit of $39,449, $1,000,550 in proceeds from common stock issuances, repayments of convertibles notes of $146,206 and treasury stock repurchases of $30.

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

There can be no assurances that we will be able to achieve projected levels of revenue in 2021 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2021, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Certain Relationships and Related Transactions

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2020, the Company expensed approximately $443,000 related to this employment agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $700,000, or approximately 25,420,000 shares to be issued in the future and $60,000 of reimbursable expenses payable.

Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2020, the Company expensed approximately $490,000 related to the consulting agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $640,000, or approximately 30,038,000 shares and a balance of $180,000 in accounts payable related to this related party. In connection with litigation matters involving both Blue Oar and the Company, legal invoices totaling approximately $27,000 have been paid on Blue Oar’s behalf during the year ended December 31, 2020 and expensed as consulting services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vystar Corporation (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Vystar Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Vystar Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Excess, Slow-Moving and Obsolete Inventory

As of December 31, 2020, the Company’s inventory balance is significant. Management adjusts excess, slow-moving and obsolete inventory to its estimated net realizable value. Management writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in the Company’s strategic direction, discontinuance of a product or introduction of newer versions of a product, declines in the sales of or forecasted demand for certain products, and general market conditions.

We identified the evaluation of inventory net realizable value adjustments related to excess, slow-moving and obsolete inventory as a critical audit matter due to the amount of judgment required by the Company in making such estimates. As a result, there was a high degree of subjective auditor judgment in assessing such estimates, specifically as it related to the future salability of inventories.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the Company’s process of estimating net realizable values related to excess, slow-moving and obsolete inventory. This included the future salability of inventories, assumptions used for excess and slow-moving inventory, and the Company’s review of inventory net realizable value adjustments. We compared a selection of inventory units to historical performance to assess possible write-down indications and future salability. We analyzed trends of total adjustments to net realizable values in relation to total inventory to test the Company’s determination of the inventory valuation and adjustments related to excess, slow-moving and obsolete inventory.

Fair Value of Derivative Liability

As of December 31, 2020, the Company has significant derivative liabilities totaling $1,766,700 and recorded a $238,900 loss from change in fair value of derivative liabilities during the year ended December 31, 2020. The derivative liability activity relates to embedded conversion features within convertible notes payable. The Company analyzed the conversion features of the various note agreements for derivative accounting consideration under Accounting Standards Codification (“ASC”) 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as derivatives because the conversion prices of these convertible notes payable are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

Auditing the Company’s valuation of this derivative is challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuation includes assumptions about economic and market conditions with uncertain future outcomes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included obtaining an understanding of the Company’s valuation of the derivative liabilities, such as management’s review of the valuation models, the underlying assumptions used in the model and the related accounting conclusions. To test the valuation of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. We involved professionals with specialized skill and knowledge to assist in our evaluation of the significant assumptions and methodologies used by the Company. Lastly, we also evaluated the Company’s financial statement disclosures related to these matters.

/s/ Macias Gini & O’Connell LLP

We have served as Vystar Corporation auditor since 2018.

Irvine, CA

April 15, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vystar Corporation (the "Company") as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We served as the Company’s auditor since 2018.

Irvine, CA

July 6, 2020

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$620,539	$72,355
Accounts receivable	236,106	38,526
Stock subscription receivable	-	49,250
Inventories	6,546,481	4,114,977
Investments - equity securities, at fair value	127,910	149,517
Prepaid expenses and other	565,550	602,980
Deferred commission costs	106,954	129,123
Total current assets	8,203,540	5,156,728

Property and equipment, net	1,631,651	1,879,739
Operating lease right-of-use assets	9,199,730	10,379,685
Finance lease right-of-use assets, net	730,761	849,209

Other assets:
Intangible assets, net	1,835,987	2,489,612
Goodwill	460,301	460,301
Inventories, long-term	438,161	935,121
Deferred commission costs, net of current portion	134,213	217,024
Other	26,253	34,377
Total other assets	2,894,915	4,136,435

Total assets	$22,660,597	$22,401,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$-	$2,413,539
Term notes - current maturities	-	16,374
Accounts payable	4,830,143	2,846,306
Accrued expenses	3,422,796	681,758
Stock subscription payable	2,589,556	1,150,125
Operating lease liabilities - current maturities	1,095,500	1,055,000
Finance lease liabilities - current maturities	172,900	167,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,046,059	366,326
Related party debt - current maturities	1,537,000	46,000
Unearned revenue	1,904,256	1,677,171
Derivative liabilities	1,766,700	1,499,800
Total current liabilities	18,364,910	11,919,399
Long-term liabilities:
Term notes, net of current maturities	1,402,900	500,000
Operating lease liabilities, net of current maturities	6,515,103	7,490,431
Finance lease liabilities, net of current maturities	577,192	694,487
Unearned revenue, net of current maturities	523,515	823,401
Shareholder, convertible and contingently convertible notes payable and accrued interest, net of current maturities and debt discount	-	494,363
Related party debt, net of current maturities and debt discount	2,035,934	1,712,259
Total long-term liabilities	11,054,644	11,714,941
Total liabilities	29,419,554	23,634,340

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 13,698 and 13,828 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (liquidation preference of $100,698 and $91,275 at December 31, 2020 and December 31, 2019 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,199,931,717 and 1,105,762,080 shares issued at December 31, 2020 and December 31, 2019, respectively, and 1,199,901,717 and 1,105,732,080 shares outstanding at December 31, 2020 and December 31, 2019, respectively	119,990	110,573
Additional paid-in capital	41,233,471	38,436,607
Accumulated deficit	(48,713,184)	(41,104,967)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)
Total Vystar stockholders’ deficit	(7,359,752)	(2,557,816)
Noncontrolling interest	600,795	1,325,272
Total stockholders’ deficit	(6,758,957)	(1,232,544)
Total liabilities and stockholders’ deficit	$22,660,597	$22,401,796

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019

Revenue	$20,979,243	$13,685,872

Cost of revenue	10,005,075	7,332,271

Gross profit	10,974,168	6,353,601

Operating expenses:
Salaries, wages and benefits	5,105,668	3,355,593
Share-based compensation	1,031,850	2,968,898
Agent fees	1,388,598	–
Professional fees	983,764	1,132,251
Advertising	1,808,115	1,050,459
Rent	1,243,949	570,779
Service charges	523,124	436,183
Depreciation and amortization	795,241	444,890
Other operating	2,697,090	1,335,204

Total operating expenses	15,577,399	11,294,257

Loss from operations	(4,603,231)	(4,940,656)

Other income (expense):
Interest expense	(1,845,916)	(1,390,407)
Change in fair value of derivative liabilities	(238,900)	(1,079,450)
Loss on settlement of debt, net	(1,497,061)	(327,433)
Loss on impairment	(240,350)	-
Other income, net	92,764	12,395

Total other expense, net	(3,729,463)	(2,784,895)

Net loss	(8,332,694)	(7,725,551)

Net loss attributable to noncontrolling interest	724,477	20,929

Net loss attributable to Vystar	$(7,608,217)	$(7,704,622)

Basic and diluted loss per share:
Net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,123,842,260	1,009,072,209

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Attributable to Vystar
	Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2018	13,828	$1	457,747,818	$45,774	$31,485,532	$(33,400,345)	-	$-	$(1,869,038)	$-	$(1,869,038)

Common stock issued for services			142,538,209	14,253	2,628,683				2,642,936		2,642,936

Share based compensation - options					50,789				50,789		50,789

Common stock issued for settlement of warrants			77,912,991	7,791	386,459				394,250		394,250

Common stock issued for cash received, net			155,226,844	15,522	590,778				606,300		606,300

Common stock issued for conversion of related party line of credit			45,000,000	4,500	1,973,435				1,977,935		1,977,935

Common stock issued upon conversion of convertible notes and settlement of derivatives			227,336,218	22,733	1,320,931				1,343,664		1,343,664

Treasury stock repurchases							(30,000)	(30)	(30)		(30)

Acquisition of noncontrolling interest									-	1,346,201	1,346,201

Net loss	-	-	-	-	-	(7,704,622)	-	-	(7,704,622)	(20,929)	(7,725,551)

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Common stock issued for services			22,441,878	2,245	551,924				554,169		554,169

Share based compensation - options					21,872				21,872		21,872

Common stock issued for cash received, net			30,433,402	3,043	453,447				456,490		456,490

Common stock issued for conversion of loan			41,250,000	4,125	1,769,625				1,773,750		1,773,750

Preferred stock conversion	(130)		44,357	4	(4)				-		-

Net loss	-	-	-	-	-	(7,608,217)	-	-	(7,608,217)	(724,477)	(8,332,694)

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,332,694)	$(7,725,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,031,850	2,968,898
Depreciation	378,282	177,314
Bad debts	15,130	2,183
Amortization of intangible assets	416,959	267,576
Noncash lease expense	423,035	35,120
Amortization of debt discount	746,207	73,519
Impairment loss	240,350	-
Change in fair value of derivative liabilities	238,900	1,079,450
Interest on derivative liabilities	-	741,725
Interest charged on related party line of credit	-	121,957
Interest paid by issuance of common stock	160,000	-
Amortized debt issuance costs	16,500	-
Net unrealized (gain) loss on available-for-sale investments	21,607	(8,292)
Loss on settlement of debt, net	1,497,061	327,433
(Increase) decrease in assets:
Accounts receivable	(212,710)	(5,131)
Stock subscription receivable	-	(49,250)
Inventories	(1,934,544)	424,988
Prepaid expenses and other	45,554	(375,990)
Deferred commission costs	104,980	3,842
Increase (decrease) in liabilities:
Accounts payable	28,522	300,000
Accrued expenses and interest payable	2,924,874	134,263
Unearned revenue	(72,801)	(8,051)

Net cash used in operating activities	(2,262,940)	(1,513,997)

Cash flows from investing activities:
Acquisition of property and equipment	(130,195)	-
Patents and trademark fees	(3,683)	(9,519)

Net cash used in investing activities	(133,878)	(9,519)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(210,200)	39,449
Proceeds from issuance of term debt	2,211,400	-
Repayment of term debt	(797,084)	(8,931)
Repayment of finance lease obligations	(170,854)	(32,921)
Proceeds from the issuance of notes - related parties	1,098,000	713,700
Advances from stock subscription payable	308,000	-
Proceeds from stock subscription receivable	49,250	-
Repayment of notes payable - related parties	-	(19,793)
Repayment of convertible notes	-	(146,206)
Proceeds from issuance of common stock, net of costs	456,490	1,000,550
Treasury stock repurchases	-	(30)

Net cash provided by financing activities	2,945,002	1,545,818

Net increase (decrease) in cash	548,184	22,302

Cash - beginning of year	72,355	50,053

Cash - end of year	$620,539	$72,355

Cash paid during the year for:
Interest	$728,002	$410,164

Non-cash transactions:
Third-party settlement of the Company’s line of credit	$2,203,339	$-
Common stock issued for settlement of term debt and accrued interest	660,000	-
Common stock issued for accrued compensation	201,200	771,203
Derivatives issued as a debt discount	28,000	722,875
Term debt issuance costs	$16,500	-
Purchase of intangible assets with common stock	-	103,750
Acquisition of Rotmans with notes payable	-	2,030,000
Convertible notes and accrued interest payable converted to common stock	-	1,343,664
Common stock issued for settlement of related party line of credit	-	1,977,935
Shareholder advances to related party on behalf of the Company	-	180,000
Common stock issued for settlement of warrant exercises	-	32,442
Settlement of derivative liabilities	-	1,279,335

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts and produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar manufactures and sells NRL used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), one of the largest independent furniture retailers in the U.S.

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

COVID-19

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. On March 24, 2020, Massachusetts required all non-essential businesses to close their physical workplaces. As a result, the Rotmans showroom, offices and warehouse temporarily closed. During that time, associates worked remotely where possible. The Company re-opened on June 10, 2020 and continues to monitor developments, including government requirements and recommendations.

The COVID-19 pandemic has caused, among other things, interruptions to our supply chains and suppliers, including problems with inventory availability with price volatility and higher cost of products and international freight due to the high demand of products and low supply for an unpredictable period of time.

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments remain closed or are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants and the vaccine rollout. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of December 31, 2020 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates made by management include, among others, allowance for obsolete inventory, the allocation of purchase price related to acquisitions, the recoverability of long-lived assets, valuation and impairment of intangible assets, fair values of right of use assets and lease liabilities, valuation of derivative liabilities, share-based compensation and other equity issuances. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, investments - equity securities, accounts payable, accrued expenses and interest payable, shareholder notes payable, long-term debt and unearned revenue. The carrying values of all the Company’s financial instruments approximate or equal fair value because of their short maturities and market interest rates or, in the case of equity securities, being stated at fair value.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2020 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2020.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days. Restricted cash represents cash balances restricted as to withdrawal or use and are included in prepaid expenses and other on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 3.7% in 2020. Amounts sold during the year ended December 31, 2020 were approximately $4,420,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2020 and 2019, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of furniture, mattresses, RxAir purifier units, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Prepaid Expenses and Other

Prepaid expenses and other include restricted cash, amounts related to prepaid insurance policies, which are expensed on a straight-line basis over the life of the underlying policy, and other expenses.

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2020, the Company believes the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2020, the net balance of property and equipment is $1,631,651 with accumulated depreciation of $587,081. As of December 31, 2019, the net balance of property and equipment is $1,879,739 with accumulated depreciation of $208,799.

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

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. During the year ended December 31, 2020, we recognized an impairment charge of $240,350 related to the NHS tradename due to its discontinuation in the product line.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the years ended December 31, 2020 and 2019, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of December 31, 2020, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the years ended December 31, 2020 and 2019 are summarized as follows:

	2020	2019

Balance, beginning of the year	$2,500,572	$-

Initial acquisition of Murida on July 17	-	2,508,623

Customer deposits received	19,080,557	11,392,251

Warranty coverage purchased	118,151	229,646

Gift cards purchased	10,225	17,750

Revenue earned	(19,281,734)	(11,647,698)

Balance, end of the year	$2,427,771	$2,500,572

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for 2020 and 2019, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,874,938 and 27,983,271 shares of common stock for 2020 and 2019, respectively, as their effect would be anti-dilutive. Warrants to purchase 14,205,912 and 14,237,646 shares of common stock for 2020 and 2019, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 4,822,612 and 4,591,100 shares of common stock for 2020 and 2019, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 198,441,652 and 434,260,526 shares of common stock for 2020 and 2019, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Revenue

Our principal activities from which we generate our revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions at the retail store and on the websites for e-commerce customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2020, and 2019, reserves for estimated sales returns totaled $55,000 and $3,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers or in-house delivery services. Delivery fees are charged to customers and are included in revenue in the accompanying consolidated statements of operations and the costs associated with these deliveries are included in operating expenses in the accompanying consolidated statements of operations through January 20, 2020. All subsequent delivery costs totaling approximately $779,000 are included in revenues as a third-party delivery service was engaged beginning January 21, 2020. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying consolidated statements of operations.

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June. Related costs of the warranties of approximately $32,000 are included in sales for 2020. At December 31, 2020, and 2019, deferred warranty revenue was approximately $920,000 and $1,309,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During 2020, the Company recorded total proceeds of approximately $118,000 and recognized total revenues of approximately $506,000 related to deferred warranty revenue arrangements. During the period from July 18, 2019 through December 31, 2019, the Company recorded total proceeds of approximately $230,000 and recognized total revenues of approximately $245,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At December 31, 2020, and 2019, deferred commission costs were approximately $241,000 and $346,000, respectively, and are included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the years ended December 31, 2020 and 2019, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $1,808,000 and $1,050,000 for the years ended December 31, 2020 and 2019, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2020 and 2019.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2017 through 2020.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. Credit concentration risk related to accounts receivable is mitigated as customer credit is checked prior to the sales.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2020, the Company had cash of $620,539 and a deficit in working capital of approximately $10.1 million. Further, at December 31, 2020 the accumulated deficit amounted to approximately $48.7 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units,Vytex license fees, proceeds received from the second round of financing under the Paycheck Protection Program and stock issuances to new and existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.

There can be no assurances the Company will be able to achieve projected levels of revenue in 2021 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2021, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows:

		Gross	Gross
	Cost	Unrealized Losses	Unrealized Gains	Fair Value

December 31, 2020	$141,225	$(13,315)	$-	$127,910

December 31, 2019	$141,225	$-	$8,292	$149,517

Unrealized holding gains (losses) on available-for-sale securities were approximately $(13,000) and $8,000 in 2020 and 2019, respectively, and have been included in other income (expenses) in the accompanying statements of operations. Investments represent equity securities in a publicly traded company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2020	2019

Furniture, fixtures and equipment	$1,385,430	$1,354,665
Tooling and testing equipment	338,572	319,000
Parking lots	365,707	365,707
Leasehold improvements	79,857	-
Motor vehicles	49,166	49,166

	2,218,732	2,088,538
Accumulated depreciation	(587,081)	(208,799)

Property and equipment, net	$1,631,651	$1,879,739

Depreciation expense for the years ended December 31, 2020 and 2019 was $378,282 and $177,314, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
			Period
	2020	2019	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,050,000	1,380,000	5 - 10
Marketing related	380,000	380,000	5
Patents	359,101	355,418	6 - 20
Noncompete	50,000	50,000	5

Total	2,659,101	2,985,418
Accumulated amortization	(832,186)	(504,878)

Intangible assets, net	1,826,915	2,480,540
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,835,987	$2,489,612

Amortization expense for the years ended December 31, 2020 and 2019 was $416,959 and $267,576, respectively. During the year ended December 31, 2020, we recognized an impairment charge of $240,350 related to our tradename and brand due to the discontinuance of the NHS tradename.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2021	$383,955
2022	383,955
2023	377,530
2024	278,304
2025	129,439
Thereafter	273,732

Total	$1,826,915

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019

Operating lease cost	$1,579,919	$724,609

Finance lease cost:

Amortization of right-of-use assets	188,047	37,121
Interest on lease liabilities	43,454	4,826

Total lease cost	$1,811,420	$766,556

During the year ended December 31, 2020, the Company recognized sublease income of approximately $112,000, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations. There was no sublease income in 2019.

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

The following table presents other information related to leases:

	Year Ended
	December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$1,500,616	$635,377
Financing cash flows used for financing leases	214,308	32,921

Assets obtained in exchange for operating lease liabilities	-	10,215,153

Assets obtained in exchange for finance lease liabilities	75,739	880,189

Weighted average remaining lease term:
Operating leases	8.9 years	9.5 years
Finance leases	5 years	5.7 years

Weighted average discount rate:
Operating leases	5.55%	5.53%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of December 31, 2020 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

2021	$1,609,780	$205,545	$1,815,325
2022	1,117,377	150,943	1,268,320
2023	878,807	150,142	1,028,949
2024	870,000	140,002	1,010,002
2025	870,000	139,080	1,009,080
Thereafter	4,350,000	68,395	4,418,395

Total undiscounted lease liabilities	9,695,964	854,107	10,550,071
Less: imputed interest	(2,085,361)	(104,015)	(2,189,376)

Net lease liabilities	$7,610,603	$750,092	$8,360,695

As of December 31, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Line of Credit

The Company formerly had a $2,500,000 revolving line of credit with Fidelity Co-operative Bank. Advances were limited to 50% of eligible inventory and bore interest at the prime rate plus 0.50% with a floor of 3.75%. The line was paid in full with proceeds from advances noted below and closed in May 2020.

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off the Fidelity line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement which has been tentatively extended through May 2021. The net outstanding balance of the advance is approximately $2,159,000 as of December 31, 2020 and is included in accounts payable in the accompanying consolidated balance sheet.

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

Other term debt totaling $16,374 at December 31, 2019, respectively, represents three 0% loans on motor vehicles, requiring cumulative monthly payments of $1,488 through maturity in November 2020.

On April 16, 2020, Rotmans received $1,402,900 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 16, 2020 (the “Note”) in the principal amount of $1,402,900 with United Community Bank (the “Bank”), the lender. Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. Subsequent to December 31, 2020, the Company applied for and has been notified the entire loan amount in eligible expenditures for payroll and other expenses has been forgiven.

Certain investors guaranteed $100,000 each with Ameris Bank (formerly Fidelity Bank) to establish a $500,000 revolving line of credit, the proceeds of which were loaned to the Company. Since the inception of the loan, the Company has paid interest at a rate of 4.5% per annum to Ameris Bank on behalf of the investors. Concurrently, interest payable to the investors has accrued at a rate of 10.0% per annum. Pursuant to an agreement dated September 3, 2020, the balance of $500,000 plus accrued interest of $160,000 was deemed to be paid in full through the issuance of 41,562,000 shares of the Company’s common stock. Included in loss on settlement of debt, net in the accompanying statements of operations is a loss of approximately $1,114,000 realized on the Ameris settlement.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2020	2019

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	94,164	46,569
Debt discount	-	(137,775)

	1,046,059	860,689

Less: current maturities	(1,046,059)	(366,326)

	$-	$494,363

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as December 31, 2020 and 2019 is $338,195. The Notes matured in January 2020 and continue to accrue interest until settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of December 31, 2020.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $491,700 and $442,934 at December 31, 2020 and 2019, respectively.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2020	2019

Rotman Family convertible notes	$1,832,707	$1,782,707
Rotman Family nonconvertible notes	1,555,500	507,500
Accrued interest	189,394	53,152
Debt discount	(4,667)	(585,100)

	3,572,934	1,758,259
Less: current maturities	(1,537,000)	(46,000)

	$2,035,934	$1,712,259

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000, to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $118,000 and $62,000, respectively, at December 31, 2020 and approximately $109,000 and $57,000, respectively, at December 31, 2019.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500, to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans (see Note 18). These notes are (i) unsecured, and (ii) bear interest at an annual rate of eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,183,000 and $451,000, respectively, at December 31, 2020 and approximately $1,128,000 and $430,000, respectively, at December 31, 2019.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $105,000 and $100,000 at December 31, 2020 and 2019, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000, to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $52,000, at December 31, 2020.

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,275,000 and $1,056,866 at December 31, 2020 and 2019, respectively.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $394,000 and $150,000, respectively, at December 31, 2020 and approximately $376,000 and $143,000, respectively, at December 31, 2019. No payments have been made by the Company as of December 31, 2020.

During the three months ended September 30, 2020, Steven Rotman advanced the Company funds totaling $595,000. In October 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and is due no later than July 1, 2021. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $604,000, at December 31, 2020.

During the three months ended December 31, 2020, Steven Rotman advanced the Company funds totaling $453,000. The Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and is due no later than July 1, 2021. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $459,000, at December 31, 2020.

Approximate maturities for the succeeding years are as follows:

2021	$1,537,000
2022	62,000
2023	536,000
2024	34,000
2025	36,000
Thereafter	1,367,934

$3,572,934

NOTE 9 - DERIVATIVE LIABILITIES

As of December 31, 2020 and 2019, the Company had a $1,766,700 and $1,499,800, respectively, derivative liability balance on the consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $238,900 and $1,079,450 for the years ended December 31, 2020 and 2019, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2020 and 2019:

Fair Value of Embedded Derivative Liabilities:

	2020	2019

Balance, beginning of the year	$1,499,800	$235,085

Initial measurement of liabilities	28,000	1,464,600

Change in fair value	238,900	1,079,450

Settlement due to conversion	-	(1,279,335)

Balance, end of the year	$1,766,700	$1,499,800

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

As of December 31, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 4,801,840 shares of common stock, at the option of the holder.

As of December 31, 2019, the 13,828 shares of outstanding preferred stock had undeclared dividends of approximately $91,000 and could be converted into 4,591,100 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the year ended December 31, 2020, the Company issued 30,433,402 shares under equity purchase agreements for cash proceeds totaling $456,490. Included in stock subscription payable at December 31, 2020, is $308,000 received under common stock subscription agreements for 20,533,335 shares during the year ended December 31, 2020.

During the year ended December 31, 2020, 44,357 shares of common stock were issued for the conversion of 130 shares of preferred stock for principal and interest totaling $2,218.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	Year Ended December 31,
	2020		2019
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$2,546,691	12.1	$1,812,867	13.2
Dining Room Furniture	1,639,621	7.8	1,135,807	8.3
Occasional	3,482,484	16.6	2,239,769	16.4
	7,668,796	36.5	5,188,443	37.9
Upholstery	6,458,173	30.8	3,523,817	25.7
Mattresses and Toppers	3,598,515	17.2	3,038,471	22.2
Broadloom, Flooring and Rugs	1,447,979	6.9	1,172,318	8.6
Warranty	700,193	3.3	245,002	1.8
Air Purification Units	675,354	3.2	6,202	0.1
Accessories and Other	430,233	2.1	511,619	3.7
	$20,979,243	100.0	$13,685,872	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $1,031,850 and $2,968,898 of stock-based compensation for the years ended December 31, 2020 and 2019, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $2,177,806 and $845,175 at December 31, 2020 and 2019, respectively.

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

In total for the years ending December 31, 2020 and 2019, the Company recorded $21,872 and $50,789, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of December 31, 2020 was $27,059 for non-vested share-based awards to be recognized over a period of approximately three years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2020, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of December 31, 2020. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of December 31, 2020. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2020 and 2019, respectively.

The following table summarizes all stock option activity of the Company for the years ended December 31, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2018	29,098,271	$0.06	4.49

Granted	-	-	-

Exercised	-	-	-

Forfeited	(1,115,000)	0.21	-

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Exercisable, December 31, 2019	26,783,271	$0.21	3.69

Granted	-	-	-

Exercised	-	-	-

Forfeited	(108,333)	0.68	-

Outstanding, December 31, 2020	27,874,938	$0.19	2.47

Exercisable, December 31, 2020	27,124,938	$0.19	2.59

As of December 31, 2020, the was no aggregate intrinsic value on the Company’s outstanding. As of December 31, 2019, the aggregate intrinsic value of the Company’s outstanding options was approximately $2,000. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the year ended December 31, 2020 and 2019:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2018	15,488,832		$0.12	4.27

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(1,251,186)	-	0.48	-

Expired	-	-	-	-

Outstanding, December 31, 2019	14,237,646		$0.07	3.58

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(31,734)	-	1.29	-

Expired	-	-	-	-

Outstanding, December 31, 2020	14,205,912		$0.08	2.53

Exercisable, December 31, 2020	14,205,912		$0.08	2.53

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2020, the Company expensed approximately $443,000 related to this employment agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $700,000, or approximately 25,420,000 shares to be issued in the future and $60,000 of reimbursable expenses payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2020, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2020, the Company expensed approximately $490,000 related to the consulting agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $640,000, or approximately 30,038,000 shares and a balance of $180,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

In connection with litigation matters involving both Blue Oar and the Company, legal invoices totaling approximately $27,000 have been paid on Blue Oar’s behalf during the year ended December 31, 2020 and expensed as consulting services.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at December 31, 2020 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the year ended December 31, 2020 and 2019, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

Payment of Wages Actions

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement is included in operating expenses in the accompanying financial statements for the year ended December 31, 2020. However, after settlement, three additional former employees made similar claims and the Company is reviewing the matter.

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

Stock Subscription Payable

At December 31, 2020 and 2019, the Company recorded $2,589,556 and $1,150,125, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the years ended December 31, 2020 and 2019:

	Amount	Shares

Beginning balance - January 1, 2019	$771,203	107,204,876
Additions, net	1,150,125	31,439,401
Issuances, net	(771,203)	(107,204,876)

Ending balance - December 31, 2019	1,150,125	31,439,401
Additions, net	1,640,631	71,991,955
Issuances, net	(201,200)	(4,000,000)

Ending balance - December 31, 2020	$2,589,556	99,431,356

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the year ended December 31, 2020 and 2019 the Company made approximately 12% and 15%, respectively, of its purchases from one major vendor. The Company owed its major vendors approximately $476,000 and $219,000 at December 31, 2020 and 2019, respectively.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	December 31,
	2020	2019

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019

NOL carryforwards	$6,715,000	$5,490,000

Less valuation allowance	(6,715,000)	(5,490,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $31,900,000 as of December 31, 2020, of which approximately $18,400,000 expires beginning in 2024 and $13,500,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $13,300,000 as of December 31, 2020 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of December 31, 2020, Rotmans has a net operating loss carryforward of approximately $4,200,000 for federal income tax purposes of which $1,810,000 expires beginning in 2029 and $2,390,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,300,000 which expires beginning in 2022.

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

There were no Company contributions in 2020 and 2019. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

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

Goodwill of $313,210 was recognized in the acquisition of Rotmans which represents the value derived from the combined capabilities of our two organizations, including improved infrastructure in support of purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service create an opportunity to grow our brands and accelerate long term growth and value for our people, customers, and suppliers. The addition of Rotmans to Vystar’s platform, positions the Company as an authority in our customers’ homes and also creates a showcase for Vystar’s products. This partnership represents a key opportunity to drive long-term growth and value creation for our shareholders. The Company has invested approximately $400,000 in the completion of the merger and has committed a considerable amount of staff resources, most of which is a one-time cost.

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of the acquired assets such as the customer relationships, trade name and marketing related intangibles. The Company finalized the purchase price allocation through the use of management analysis and certain other factors.

Unaudited pro forma financial information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the year ended December 31, 2019, as if the acquisition and the related financing transactions had occurred on January 1, 2019. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Year Ended December 31.
2019

Total revenues	$28,534,224
Loss from operations	$5,941,018
Net loss	$8,820,318
Net loss attributable to Vystar	$8,363,371
Basic and dilated loss per share	$0.01

NOTE 19 - SUBSEQUENT EVENTS

In January, the Company issued a total of 19,333,333 shares to two third-party consultants for legal and professional services pursuant to the terms of the agreements signed in 2020. The Company also issued 1,666,667 shares to an investor pursuant to a stock subscription agreement dated in July 2020. These liabilities were included in stock subscription payable at December 31, 2020.

On January 24, 2021, the PPP loan received by Murida Furniture Co. Inc. has been fully forgiven by the SBA in the amount of $1,402,900.

On January 25, 2021, 5,000 preferred shares were converted into 1,767,945 shares of common stock.

On February 2, 2021, Murida Furniture received a second PPP loan from the SBA in the amount of $1,402,900.

On February 5, 2021, the Company issued 41,403,304 for services related to Blue Oar’s consulting contract, which were included in stock subscription payable at December 31, 2020.

The Board voted unanimously to issue 10 million shares to compensate board members for their service in 2021. Each member will receive 2 million shares of restricted stock in 2021. Similar to other issuances of our unregistered securities, trading is restricted for six months.

Subsequent to year-end, Steven Rotman has advanced the Company funds totaling $395,000. The advances bear interest at an annual rate of five percent (5%). The Company has not formalized an agreement with repayment terms as of this date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 1, 2021, the audit practice of Hall and Company (“Hall”) was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On January 25, 2021, MGO was engaged as the Company’s independent registered public acounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2020 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2021 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2020. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr. PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	41	2017

Steven Rotman	Steven Rotman was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	82	2017

Ranjit K. Matthan PhD	On March 12, 2015, Ranjit K. Matthan, Ph.D., an internationally renowned latex and rubber expert, joined the Company’s Board of Directors. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia and refining the research and development of manufacturing processes for applications using Vytex NRL, such as latex foam, condoms, adhesives, medical devices, etc. Dr. Matthan has been associated with the development of natural rubber and rubber-based industries manufacturing in South Asia since the 1970s and introduced technically specified natural rubber into India. He has advised national and international companies and research bodies including the Government of India, the Malaysian Rubber Research and Development Board, Asian Development Bank, Industrial Development Bank of India, Revertex (Malaysia) as well as many private companies engaged in latex production and manufacturing. A founding Director of the Bangkok-based Asia Pacific Elastomer Science and Technology (APEST), he has played a key role in sustainability initiatives for natural rubber. He has also been associated with the development and commercial introduction of several eco-friendly natural rubber grades, including Vytex NRL.	76	2015

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

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, Calif., and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	53	2017

Keith D. Osborn, MD	Dr. Osborn is a board-certified Orthopaedic Spine Surgeon with 30 years of experience after completing his Spine Fellowship at Harvard University. He received his medical degree from the University of Maryland School of Medicine and performed his residency at Harvard University and Johns Hopkins Hospital. Dr. Osborn currently specializes in Spinal Surgery at Resurgens Orthopaedics in Atlanta with a focus on adult spinal disorders and total disc arthroplasty. Dr. Osborn retired from the Board in January 2021.	62	2016

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

Audit Committee

The Board member serving on our Audit Committee was Dr. Stone. Our Board has determined that Dr. Stone satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. He is an “audit committee financial expert,” as defined by SEC rules and satisfy the financial sophistication requirements of The NASDAQ Global Market. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

Meetings of the Board and Committees

During fiscal year 2020, our Board held one meeting, and its Audit Committee held one meeting. Each director attended the meeting in fiscal year 2020. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2020.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2020 and 2019.

Name and Principal Position	Salary	Option Awards(1)	Total
Steven Rotman - 2020	$185,000	$263,269	$448,269
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2019	$50,000	$648,121	$698,121
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2020 and 2019 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2020 and 2019 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2020.

	Fees
	Earned or
	Paid in	Stock Awards	Option Awards	Total
Name	Cash ($)	($)	($) (1)	($)(2)
Joseph C. Allegra, Jr., PhD	-	-	4,921	4,921
Ranjit K. Matthan, PhD	-	-	-	-
Keith D. Osborn	-	-	4,904	4,904
Bryan Stone, M.D.	-	-	4,921	4,921

(1)	On May 18, 2016, Dr. Osborn as a non-employee director was granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning September 30, 2016.

On December 15, 2017, Dr. Stone and Dr. Allegra as non-employee directors were granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning December 31, 2017.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2020 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2020 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2020 for stock options granted to each of the non-employee directors during fiscal years 2016 through 2020 in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2020 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2019, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Steven Rotman
Worcester, MA	33,777,724	2.815%

Keith D. Osborn, M.D.
Atlanta, GA	36,863,945	3.072%

Ranjit K. Matthan PhD
India	4,012,500	.334%

Bryan Stone, M.D.
Palm Springs, CA	20,966,127	1.748%

Joseph Carmen Allegra, Jr. PhD
Atlanta, GA	4,000,000	.333%

All Directors and Executive Officers as a Group	99,620,296	8.302%

Total Shares Outstanding	1,199,901,717

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2020 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted Average Exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	7,748,271	$5.80	2,251,729
2014 Long-Term Incentive Compensation Plan	0	0	5,000,000
2019 Equity Incentive Plan	0	0	50,000,000
Total	7,748,271	$5.80	57,251,729

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

Transactions with Related Persons

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2020, the Company expensed approximately $443,000 related to this employment agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $700,000, or approximately 25,420,000 shares to be issued in the future and $60,000 of reimbursable expenses payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

Steven Rotman advanced the Company $1,098,000 in 2020 for working capital purposes. The Company issued him a contingently convertible promissory note of $50,000 in February and issued a promissory note for $1,048,000 in December. The notes are unsecured and bear interest at 5% with the term notes due in July 2021 and the convertible note due in 2022.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2020, the Company expensed approximately $490,000 related to the consulting agreement. As of December 31, 2020, the Company had a stock subscription payable balance of $640,000, or approximately 30,038,000 shares and a balance of $180,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

In connection with litigation matters involving both Blue Oar and the Company, legal invoices totaling approximately $27,000 have been paid on Blue Oar’s behalf during the year ended December 31, 2020 and expensed as consulting services.

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

During fiscal year 2020 and 2019, we retained the firm of MGO (previously Hall and Company (“Hall”), see below) to provide services in the following categories and amounts:

Fee Category	2020($)	2019($)
Audit Fees	160,000	160,000
Audit-Related Fees	—	90,000
Tax Fees	—	—
All Other Fees	—	—
Total	160,000	250,000

Audit fees include the audit of Vystar’s annual financial statements, review of financial statements included in each of our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to accounting-related consulting services. Audit-related fees incurred for the prior period represent fees incurred in connection with audits of Murida Furniture Co., Inc. in 2019.

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

On January 1, 2021, the audit practice of Hall was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On January 25, 2021, MGO was engaged as the Company’s independent registered public acounting firm.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PERFORMED BY OUR

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by MGO and Hall. Our Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to a budget for each category. Our Audit Committee’s charter delegates to one or more members of the Audit Committee the authority to address any requests for pre-approval of services between Audit Committee meetings, and the subcommittee or such member or members must report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

All services related to audit fees provided by MGO and Hall during fiscal year 2020 and 2019 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2020.

The member of the Audit Committee met the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and are “independent director” within the meaning of NASDAQ listing standards. The Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board further determined that the member is an “audit committee financial expert” “as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC also meets NASDAQ’s financial sophistication requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, a copy of which can be found on our website at www.vystarcorp.com.

I have reviewed and discussed with management and MGO Vystar’s audited financial statements. I discussed with MGO and Vystar’s Chief Financial Officer the overall scope and plans of MGO’s audit. I met with MGO, with and without management present, to discuss results of its examinations, its evaluation of Vystar’s internal controls, and the overall quality of Vystar’s financial reporting.

I have reviewed and discussed with MGO matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. I have received from MGO the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding MGO’s communications with the Audit Committee concerning independence. I have discussed with MGO matters relating to its independence.

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2020, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for filing with the SEC.

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

21

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

22

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

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: April 15, 2021	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 15, 2021.

Signature	Title

/s/ Steven Rotman	President, Chief Executive Officer, and Chief Financial Officer
Steven Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Ranjit Matthan	Director
Ranjit Matthan, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

24