Form 10-Q
period 2021-03-31
Vystar Corp
filed 2021-05-17
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

Class	Outstanding as of May 17, 2021
Preferred Stock, $0.0001 par value per share	8,698 shares
Common Stock, $0.0001 par value per share	1,264,072,966 shares

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2020. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2020 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,195,859	$620,539
Accounts receivable	432,110	236,106
Inventories	5,795,668	6,546,481
Investments - equity securities, at fair value	141,629	127,910
Prepaid expenses and other	685,204	565,550
Deferred commission costs	98,723	106,954

Total current assets	8,349,193	8,203,540

Property and equipment, net	1,550,878	1,631,651

Operating lease right-of-use assets	8,894,378	9,199,730

Finance lease right-of-use assets, net	684,849	730,761

Other assets:
Intangible assets, net	1,742,180	1,835,987
Goodwill	460,301	460,301
Inventories, long-term	369,936	438,161
Deferred commission costs, net of current portion	112,614	134,213
Other	26,253	26,253

Total other assets	2,711,284	2,894,915

Total assets	$22,190,582	$22,660,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,250,910	$4,830,143
Accrued expenses	2,222,337	3,422,796
Stock subscription payable	1,578,494	2,589,556
Operating lease liabilities - current maturities	1,125,000	1,095,500
Finance lease liabilities - current maturities	159,000	172,900
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,057,957	1,046,059
Related party debt - current maturities	323,000	1,258,000
Unearned revenue	1,295,995	1,904,256
Derivative liabilities	1,895,700	1,766,700

Total current liabilities	12,908,393	18,085,910

Long-term liabilities:
Term notes	1,402,900	1,402,900
Operating lease liabilities, net of current maturities	6,212,490	6,515,103
Finance lease liabilities, net of current maturities	548,154	577,192
Unearned revenue, net of current maturities	442,141	523,515
Related party debt, net of current maturities and debt discount	3,694,996	2,314,934

Total long-term liabilities	12,300,681	11,333,644

Total liabilities	25,209,074	29,419,554

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 8,698 and 13,698 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (liquidation preference of $68,008 and $100,698 at March 31, 2021 and December 31, 2020 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,264,102,966 and 1,199,931,717 shares issued at March 31, 2021 and December 31, 2020, respectively, and 1,264,072,966 and 1,199,901,717 shares outstanding at March 31, 2021 and December 31, 2020, respectively	126,408	119,990
Additional paid-in capital	42,996,326	41,233,471
Accumulated deficit	(47,795,057)	(48,713,184)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(4,672,352)	(7,359,752)

Noncontrolling interest	1,653,860	600,795

Total stockholders’ deficit	(3,018,492)	(6,758,957)

Total liabilities and stockholders’ deficit	$22,190,582	$22,660,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$12,868,119	$5,932,238

Cost of revenue	6,076,840	2,932,614

Gross profit	6,791,279	2,999,624

Operating expenses:
Salaries, wages and benefits	1,949,139	1,454,074
Share-based compensation	204,696	154,368
Agent fees	1,251,873	-
Professional fees	20,183	292,696
Advertising	865,178	446,695
Rent	316,615	293,171
Service charges	224,516	183,577
Depreciation and amortization	192,009	243,923
Other operating	796,413	781,673

Total operating expenses	5,820,622	3,850,177

Operating income (loss)	970,657	(850,553)

Other income (expense):
Gain on settlement of debt, net	1,247,635	-
Interest expense, net	(175,847)	(604,714)
Change in fair value of derivative liabilities	(129,000)	-
Other income, net	57,747	(23,056)

Total other expense, net	1,000,535	(627,770)

Net income (loss)	1,971,192	(1,478,323)

Net loss (income) attributable to noncontrolling interest	(1,053,065)	110,946

Net income (loss) attributable to Vystar	$918,127	$(1,367,377)

Income (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	1,241,705,734	1,105,732,080
Diluted	1,241,905,734	1,105,732,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services			49,371,733	4,938	1,399,154				1,404,092		1,404,092

Common stock issued for settlement of related party payable			11,364,904	1,136	334,129				335,265		335,265

Share based compensation - options					4,916				4,916		4,916

Common stock issued for cash received in prior period			1,666,667	167	24,833				25,000		25,000

Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-

Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192

Ending balance March 31, 2021	8,698	$1	1,264,102,966	$126,408	$42,996,326	$(47,795,057)	(30,000)	$(30)	$(4,672,352)	$1,653,860	$(3,018,492)

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

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,971,192	$(1,478,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of debt, net	(1,247,635)	-
Share-based compensation	204,696	154,368
Depreciation	96,019	139,684
Bad debts	3,245	5,317
Amortization of intangible assets	95,990	104,239
Noncash lease expense	78,151	32,166
Unamortized term debt issuance costs	-	(14,208)
Amortization of debt discount	4,667	315,875
Change in fair value of derivative liabilities	129,000	-
Gain on sale of property and equipment	(112)	-
Net unrealized (gain) loss on available-for-sale investments	(13,719)	50,422
(Increase) decrease in assets:
Accounts receivable	(199,249)	(6,946)
Inventories	819,038	242,971
Prepaid expenses and other	98,596	291,504
Deferred commission costs	29,830	10,087
Increase (decrease) in liabilities:
Accounts payable	(1,399,233)	278,065
Accrued expenses and interest payable	(1,143,166)	(289,705)
Unearned revenue	(689,635)	(26,306)

Net cash used in operating activities	(1,162,325)	(190,790)

Cash flows from investing activities:
Acquisition of property and equipment	(16,434)	-
Proceeds from the sale of property and equipment	1,300	-
Patents and trademark fees	(2,183)	(3,683)

Net cash used in investing activities	(17,317)	(3,683)

Cash flows from financing activities:
Net repayments on line of credit	-	(249,977)
Proceeds from issuance of term debt	1,402,900	808,500
Repayment of term debt	-	(40,852)
Repayment of finance lease obligations	(42,938)	(42,462)
Proceeds from the issuance of notes - related parties	395,000	50,000

Net cash provided by financing activities	1,754,962	525,209

Net increase in cash	575,320	330,736

Cash - beginning of period	620,539	72,355

Cash - end of period	$1,195,859	$403,091

Cash paid during the period for:
Interest	$113,912	$224,433

Non-cash transactions:
Common stock issued for accrued compensation	$1,404,092	$-
Common stock issued for settlement of related party payable	335,265	-
Prepaid expenses with common stock	291,000	-
Common stock issued for cash received in prior period	25,000	-
Common stock issued for preferred stock	177	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. The Company uses patented technology to produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner to produce Vytex® Natural Rubber Latex (“NRL”) currently being used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), one of the largest independent furniture retailers in the U.S.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

COVID-19

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. On March 24, 2020, Massachusetts required all non-essential businesses to close their physical workplaces. As a result, the Rotmans showroom, offices and warehouse temporarily closed. During that time, associates worked remotely where possible. The Company reopened on June 10, 2020 and continues to monitor developments, including government requirements and recommendations.

The COVID-19 pandemic has caused, among other things, interruptions to our supply chains and suppliers, including problems with inventory availability with price volatility and higher cost of products and international freight due to the high demand of products and low supply for an unpredictable period of time.

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments remain closed or are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants and the vaccine rollout. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of March 31, 2021 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and March 31, 2021 and are level 3 measurements. There have been no transfers between levels during the three months ended March 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days. Restricted cash represents cash balances restricted as to withdrawal or use and are included in prepaid expenses and other on the condensed consolidated balance sheets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 1% in 2021. Amounts sold during the first quarter of 2021 were approximately $2,717,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2021 and December 31, 2020, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

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

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2021, the Company believes the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of March 31, 2021, the net balance of property and equipment is $1,550,878 with accumulated depreciation of $682,038. As of December 31, 2020, the net balance of property and equipment is $1,631,651 with accumulated depreciation of $587,081.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. The Company has fifteen issued patents with the United States Patent and Trade Office (“USPTO”) as well as seventeen international Patent Cooperation Treaty (“PCT”) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 9 to 20 years.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the three months ended March 31, 2021 and 2020, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of March 31, 2021, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the three months ended March 31, 2021 and 2020 are summarized as follows:

	2021	2020

Balance, beginning of the period	$2,427,771	$2,500,572

Customer deposits received	10,953,412	4,930,536

Warranty coverage purchased	-	98,309

Gift cards purchased	-	2,500

Revenue earned	(11,643,047)	(5,057,651)

Balance, end of the period	$1,738,136	$2,474,266

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share. Because the Company reported a net loss for the first quarter of 2020, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted income (loss) per share were options to purchase 27,224,938 and 27,983,271 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, as their effect would be anti-dilutive. Warrants to purchase 13,549,571 and 14,237,315 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Warrants to purchase 200,000 shares of common stock for the three months ended March 31, 2021 were included in the computation of diluted income per share. In addition, preferred stock convertible to 3,099,750 and 4,661,180 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2021 and December 31, 2020, reserves for estimated sales returns totaled $115,000 and $55,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers or in-house delivery services. Delivery fees are charged to customers and are included in revenue in the accompanying condensed consolidated statements of operations and the costs associated with these deliveries are included in operating expenses in the accompanying condensed consolidated statements of operations through January 20, 2020. All subsequent delivery costs are included in revenues as a third-party delivery service was engaged beginning January 21, 2020. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying condensed consolidated statements of operations.

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June 2020. At March 31, 2021 and December 31, 2020, deferred warranty revenue was approximately $810,000 and $920,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the three months ended March 31, 2021, the Company recognized total revenues of approximately $110,000 related to deferred warranty revenue arrangements. During the three months ended March 31, 2020, the Company recorded total proceeds of approximately $98,000 and recognized total revenues of approximately $134,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At March 31, 2021 and December 31, 2020, deferred commission costs were approximately $211,000 and $241,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three months ended March 31, 2021 and 2020, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $865,000 and $447,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three months ended March 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In May 2021, 1he FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding  equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s financial position, results of operations and cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 02019-12 removes certain exceptions to the general principle of ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has adopted ASU 2019-12 and it did not have a material impact on its financial statements..

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2021, the Company had cash of $1,195,859 and a deficit in working capital of approximately $4.6 million. Further, at March 31, 2021 the accumulated deficit amounted to approximately $47.8 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units, Vytex license fees, proceeds received from the second round of financing under the Paycheck Protection Program and stock issuances to new and existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows:

		Gross	Gross	Fair
	Cost	Unrealized Losses	Unrealized Gains	Value

March 31, 2021	$141,225	$-	$404	$141,629

December 31, 2020	$141,225	$(13,315)	$-	$127,910

Unrealized holding gains (losses) on available-for-sale securities were approximately $14,000 and $(50,000) in the first quarter of 2021 and 2020, respectively, and have been included in other income (expenses) in the accompanying condensed statements of operations. Investments represent equity securities in a publicly traded company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020

Furniture, fixtures and equipment	$1,383,180	$1,385,430
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	96,291	79,857
Motor vehicles	49,166	49,166

	2,232,916	2,218,732
Accumulated depreciation	(682,038)	(587,081)

Property and equipment, net	$1,550,878	$1,631,651

Depreciation expense for the three months ended March 31, 2021 and 2020 was $96,019 and $139,684, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	March 31,	December 31,	Period
	2021	2020	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	359,101	6 - 20
Noncompete	50,000	50,000	5

Total	2,661,284	2,659,101
Accumulated amortization	(928,176)	(832,186)

Intangible assets, net	1,733,108	1,826,915
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,742,180	$1,835,987

Amortization expense for the three months ended March 31, 2021 and 2020 was $95,990 and $104,239, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2021	$287,971
2022	383,961
2023	377,350
2024	278,125
2025	129,261
Thereafter	276,440

Total	$1,733,108

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

Operating lease cost	$396,052	$394,348

Finance lease cost:

Amortization of right-of-use assets	45,912	47,561
Interest on lease liabilities	9,488	11,690

Total lease cost	$451,452	$453,599

During the three months ended March 31, 2021 and 2020, the Company recognized sublease income of approximately $42,000 and $27,000, respectively, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended
	March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$375,911	$372,884
Financing cash flows used for financing leases	52,427	54,152

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	-	75,739

Weighted average remaining lease term:
Operating leases	8.7 years	9.5 years
Finance leases	4.8 years	5.7 years

Weighted average discount rate:
Operating leases	5.55%	5.53%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of March 31, 2021 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2021	$1,233,870	$153,118	$1,386,988
2022	1,117,377	150,943	1,268,320
2023	878,807	150,142	1,028,949
2024	870,000	140,002	1,010,002
2025	870,000	139,080	1,009,080
Thereafter	4,350,000	68,395	4,418,395

Total undiscounted lease liabilities	9,320,054	801,680	10,121,734
Less: imputed interest	(1,982,564)	(94,526)	(2,077,090)

Net lease liabilities	$7,337,490	$707,154	$8,044,644

As of March 31, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement which has been tentatively extended through May 2021. The outstanding balance of the advance is approximately $678,000 as of March 31, 2021 and is included in accounts payable in the accompanying consolidated balance sheet. The Company may owe additional amounts to the agent at the end of the sale. These amounts have not been recorded as they are dependent upon the results of the sale and not known at this time.

Term Notes

On April 16, 2020, Rotmans received $1,402,900 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company dated April 16, 2020 (the “Note”) in the principal amount of $1,402,900 with United Community Bank (the “Bank”), the lender. Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note was two years, though it may be payable sooner in connection with an event of default under the Note. On January 24, 2021, the PPP loan was fully forgiven by the SBA.

On February 2, 2021, Rotmans received an additional $1,402,900 in PPP loan funding from the SBA. The terms of the Note are the same as the original PPP Loan.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	March 31,	December 31,
	2021	2020

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	106,062	94,164

	1,057,957	1,046,059

Less: current maturities	(1,057,957)	(1,046,059)

	$-	$-

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

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of March 31, 2021.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $456,700 and $491,700 at March 31, 2021 and December 31, 2020, respectively.

Related Party Debt

The following table summarizes related party debt:

	March 31,	December 31,
	2021	2020

Rotman Family convertible notes	$1,832,707	$1,832,707
Rotman Family nonconvertible notes	1,950,500	1,555,500
Accrued interest	234,789	189,394
Debt discount	-	(4,667)

	4,017,996	3,572,934
Less: current maturities	(255,000)	(1,258,000)

	$3,762,996	$2,314,934

Rotman Family Convertible Notes

The Company issued contingently convertible notes to several members of the Rotman Family during 2019 and 2020. These notes are unsecured, and bear interest at an annual rate at five percent (5%) or eight percent (8%) per annum from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The Steven and Gregory Rotman July 2019 notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	March 31,	December 31,
	Issue Date	Amount	2021	2020
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$119,700	$117,600
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	62,951	61,847
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,196,672	1,182,890
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	455,875	450,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	106,458	105,207
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	52,708	52,083

		$1,832,707	1,994,364	1,970,252

Debt Discount			-	(4,667)

			$1,994,364	$1,965,585

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,439,000 and $1,275,000 at March 31, 2021 and December 31, 2020, respectively.

Rotman Family Nonconvertible Notes

During the three months ended March 31, 2021, Steven Rotman advanced the Company funds totaling $395,000. The Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and is due no later than March 31, 2023. The face amount of the notes represents the amount due at maturity along with accrued interest.

In addition, the maturity date of advances made in 2020 has been extended to December 2022.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
			March 31,	December 31,
	Issue Date	Principal Amount	2021	2020
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$398,890	$394,297
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	151,958	150,208
Steven Rotman 5.00% note due December 2022	08/24/20	75,000	77,260	76,323
Steven Rotman 5.00% note due December 2022	09/01/20	100,000	102,902	101,653
Steven Rotman 5.00% note due December 2022	09/08/20	145,000	149,068	147,256
Steven Rotman 5.00% note due December 2022	09/15/20	200,000	205,416	202,917
Steven Rotman 5.00% note due December 2022	09/21/20	75,000	76,969	76,031
Steven Rotman 5.00% note due December 2022	10/02/20	50,000	51,250	50,625
Steven Rotman 5.00% note due December 2022	10/08/20	40,000	41,000	40,500
Steven Rotman 5.00% note due December 2022	10/15/20	48,000	49,200	48,600
Steven Rotman 5.00% note due December 2022	10/20/20	50,000	51,250	50,625
Steven Rotman 5.00% note due December 2022	11/02/20	70,000	71,750	70,875
Steven Rotman 5.00% note due December 2022	11/13/20	35,000	35,876	35,438
Steven Rotman 5.00% note due December 2022	11/18/20	35,000	35,876	35,438
Steven Rotman 5.00% note due December 2022	11/20/20	65,000	66,626	65,813
Steven Rotman 5.00% note due December 2022	12/22/20	60,000	61,500	60,750
Steven Rotman 5.00% note due March 2023	01/21/21	35,000	35,340	-
Steven Rotman 5.00% note due March 2023	01/27/21	40,000	40,356	-
Steven Rotman 5.00% note due March 2023	02/03/21	50,000	50,396	-
Steven Rotman 5.00% note due March 2023	02/26/21	100,000	100,500	-
Steven Rotman 5.00% note due March 2023	03/19/21	100,000	100,181	-
Steven Rotman 5.00% note due March 2023	03/25/21	70,000	70,068	-

		$1,950,500	$2,023,632	$1,607,349

Approximate maturities for the succeeding years are as follows:

Remainder of 2021	$255,000
2022	1,191,000
2023	938,000
2024	217,000
2025	36,000
Thereafter	1,380,996

$4,017,996

NOTE 9 - DERIVATIVE LIABILITIES

As of March 31, 2021 and December 31, 2020, the Company had a $1,895,700 and $1,766,700, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $129,000 for the three months ended March 31, 2021, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s condensed consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the condensed consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. The Company fair values the embedded derivative using a lattice-based valuation model or Monte Carlo simulation.

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020:

Fair Value of Embedded Derivative Liabilities:

	2021	2020

Balance, beginning of the period	$1,766,700	$1,499,800

Initial measurement of liabilities	-	28,000

Change in fair value	129,000	238,900

Balance, end of the period	$1,895,700	$1,766,700

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

As of March 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $68,000 and could be converted into 3,099,750 shares of common stock, at the option of the holder.

As of December 31, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 4,801,840 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the three months ended March 31, 2021, the Company issued 1,666,667 shares under equity purchase agreements for cash proceeds totaling $25,000. Included in stock subscription payable at March 31, 2021, is $283,000 received under common stock subscription agreements for 18,866,668 shares during the year ended December 31, 2020.

During the three months ended March 31, 2021, 1,767,945 shares of common stock were issued for the conversion of 5,000 shares of preferred stock for principal and interest totaling $88,397.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$780,233	6.0	$861,123	14.5
Dining Room Furniture	768,548	6.0	522,114	8.8
Occasional	1,952,829	15.2	960,379	16.2
	3,501,610	27.2	2,343,616	39.5
Upholstery	4,400,170	34.2	1,617,547	27.3
Mattresses and Toppers	1,789,456	13.9	1,071,327	18.0
Broadloom, Flooring and Rugs	1,320,223	10.3	406,879	6.9
Warranty	265,772	2.1	98,309	1.7
Air Purification Units	1,159,286	9.0	66,334	1.1
Accessories and Other	431,602	3.3	328,226	5.5
	$12,868,119	100.0	$5,932,238	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $204,696 and $154,368 of stock-based compensation for the three months ended March 31, 2021 and 2020, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,191,744 and $2,177,806 at March 31, 2021 and December 31, 2020, respectively.

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

In total for the three months ended March 31, 2021 and 2020, the Company recorded $4,916 and $5,562, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of March 31, 2021 was $22,143 for non-vested share-based awards to be recognized over a period of approximately three years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2021, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2021. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of March 31, 2021. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2020	27,874,938	$0.19	2.47

Exercisable, December 31, 2020	27,124,938	$0.19	2.59

Granted	-	-	-

Exercised	-	-	-

Forfeited	(650,000)	0.05	-

Outstanding, March 31, 2021	27,224,938	$0.19	2.27

Exercisable, March 31, 2021	26,474,938	$0.20	2.38

As of March 31, 2021 and 2020, the aggregate intrinsic value of the Company’s outstanding options was approximately $1,000. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2021:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Exercise	Contractual
	of Shares	Fair Value	Price	Life (Years)

Outstanding, December 31, 2020	14,205,912		$0.08	2.53

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(559,805)	-	0.14	-

Expired	-	-	-	-

Outstanding, March 31, 2021	13,646,107		$0.08	2.37

Exercisable, March 31, 2021	13,646,107		$0.08	2.37

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the three months ended March 31, 2021, the Company expensed approximately $104,000 related to this employment agreement. As of March 31, 2021, the Company had a stock subscription payable balance of $758,000, or approximately 27,152,000 shares to be issued in the future and $75,000 of reimbursable expenses payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of March 31, 2021, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2021, the Company expensed approximately $114,000 related to the consulting agreement and issued 30,038,400 shares of common stock for 2020 services. In addition, the Company issued 11,364,904 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred. As of March 31, 2021, the Company had a stock subscription payable balance of $69,000, or approximately 2,078,000 shares and a balance of $45,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at March 31, 2021 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the three months ended March 31, 2021, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

Payment of Wages Actions

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement was included in operating expenses for the year ended December 31, 2020. However, after settlement, three additional former employees made similar claims and the Company is reviewing the matter.

Stock Subscription Payable

At March 31, 2021 and December 31, 2020, the Company recorded $1,578,494 and $2,589,556, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended March 31, 2021 and December 31, 2020:

	Amount	Shares

Balance, January 1, 2020	$1,150,125	31,439,401
Additions, net	1,640,631	71,991,955
Issuances, net	(201,200)	(4,000,000)

Balance, December 31, 2020	2,589,556	99,431,356
Additions, net	418,030	13,810,214
Issuances, net	(1,429,092)	(51,038,400)

Balance, March 31, 2021	$1,578,494	62,203,170

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2021, the Company made approximately 22% of its purchases from one major vendor. The Company owed its major vendor approximately $415,000 at March 31, 2021.

During the three months ended March 31, 2020, the Company made approximately 15% of its purchases from one major vendor. The Company owed its major vendor approximately $185,000 at March 31, 2020.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2021 and 2020 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended
	March 31,
	2021	2020

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of March 31, 2021 and December 31, 2020 are as follows:

	2021	2020

NOL carryforwards	$6,890,000	$6,715,000

Less valuation allowance	(6,890,000)	(6,715,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $32,800,000 as of March 31, 2021, of which approximately $18,400,000 expires beginning in 2024 and $14,400,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $14,200,000 as of March 31, 2021 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of March 31, 2021, Rotmans has a net operating loss carryforward of approximately $3,100,000 for federal income tax purposes of which $710,000 expires beginning in 2029 and $2,390,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $2,200,000 which expires beginning in 2022.

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

There were no Company contributions in 2021 and 2020. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

The Company offers no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 18 - SUBSEQUENT EVENTS

On April 2, 2021, Greg Rotman advanced the Company $100,000 for working capital. The advance bears interest at an annual rate of five percent (5%). Repayment terms have not been finalized as of this date.

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

The RxAir product line includes:

●	RxAir® Residential Filterless Air Purifier
●	RX400 ™ FDA cleared Class II Filterless Air Purifier
●	RX3000™ Commercial FDA cleared Class II Air Purifier

Vystar produces the RxAir product line with a new world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar sells RxAir residential and commercial units through multiple distributors and the Company’s website. Once distribution channels are firmly established, Vystar expects the air purification products will produce margins of approximately 70%.

Since the onset of the COVID-19 global pandemic the population of the United States has searched for answers to the aspect of the virus being transmissible both airborne and upon infected skin contacting body membranes. RxAir has proven to be a viable option for both individual purchasers as well as groups whose members and/or employees could be a safe return to “prior normalcy” whatever that definition is. Additionally, Vystar has contracted with numerous school districts and state education departments to supply units on a broad scale. Accompanying those opportunities are also various modes of distribution through established national distributors.

With the ongoing variants associated with COVID-19 and the potential for a future outbreak of a different version of COVID, Vystar remains poised to produce additional units to combat airborne illnesses as deemed appropriate based on need and efficacy.

About Rotmans

Rotmans, one of the largest independent furniture retailers in the U.S., encompassing over 170,000 square feet in Worcester, Mass., and employing approximately 80 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans is expected to add approximately $20 million annually to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Significant marketing and advertising opportunities are available for all of Vystar’s brands to Rotmans’ thousands of existing customers. As CEO of both Rotmans and Vystar, Steven Rotman provides continuity of management and customer-focused values for the Company.

With the end of the high impact closing to remodel sale in the foreseeable future, management is focusing its efforts on creating a more efficient, streamlined store with an enhanced web presence.

About Vytex

Vytex is a multi-patented latex raw material in which the allergy causing proteins are reduced to a level that falls at or below detection based on ASTM approved test methods. Vytex has been available as a raw material commercially for ten years and through that time has a dedicated group of manufacturers who use it in end products such as electrical gloves, condoms, adhesives, etc. Ironically, most use Vytex as it’s better for their manufacturing process as an easier to use raw material and not for protein properties. As of mid-2020 Vystar and the Indian Rubber Manufacturers Research Association’s (IRMRA) have been actively collaborating to develop viscoelastic deproteinized natural rubber (DPNR) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach. Additionally, this research, while slowed by the COVID-19 pandemic, has also shown attributes with extra low ammonia offerings that are desired.

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (CMC Global) to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. The International Latex Conference that will be held virtually July 20 to 22, 2021 offered the joint companies a plenary session entitled.”Innovations and Sustainability in Natural Rubber Latex - The New Paradigm” which will air on July 20th at 10am eastern.

As CMC Global’s Cameroon plantations and processing facilities come out of wintering, Vytex will be produced there on a semi-exclusive basis.

About FEC

Vystar is looking to Fluid Energy as it moves forward in its quest for a cleaner and safer environment.  The Company is planning to improve its air purifying by using the ultrasonic technology of Fluid Energy and combining it with its leading UV-C technology.  The designs and prototypes are in development.  This ultrasonic technology is applied into water products with the same goal.  We have working prototypes for our water product targets that have tested beyond expectation for bacterial killing and flow metering.  We will begin soon evaluating our ability to eradicate hard water pollution that fouls pools, fountains, and pumps.  These products will move us toward living more safely and cleanly in our environment.

Additional Notes

In anticipation of the success of the RxAir spin-off, we may entertain this concept in our other divisions.

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

It has caused, among other things, interruptions in our supply chains and suppliers, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants and the vaccine rollout. At this time, we cannot reasonably estimate the duration of the pandemic and its influence on consumers and our business.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 with the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	CONSOLIDATED

Revenue	$12,868,119	$5,932,238	$6,935,881	116.9%

Cost of revenue	6,076,840	2,932,614	3,144,226	107.2%

Gross profit	6,791,279	2,999,624	3,791,655	126.4%

Operating expenses:
Salaries, wages and benefits	1,949,139	1,454,074	495,065	34.0%
Share-based compensation	204,696	154,368	50,328	32.6%
Agent fees	1,251,873	-	1,251,873	100.0%
Professional fees	20,183	292,696	(272,513)	-93.1%
Advertising	865,178	446,695	418,483	93.7%
Rent	316,615	293,171	23,444	8.0%
Service charges	224,516	183,577	40,939	22.3%
Depreciation and amortization	192,009	243,923	(51,914)	-21.3%
Other operating	796,413	781,673	14,740	1.9%

Total operating expenses	5,820,622	3,850,177	1,970,445	51.2%

Income (loss) from operations	970,657	(850,553)	1,821,210	-214.1%

Other income (expense):
Interest expense	(175,847)	(604,714)	428,867	-70.9%
Change in fair value of derivative liabilities	(129,000)	-	(129,000)	100.0%
Gain on settlement of debt, net	1,247,635	-	1,247,635	100.0%
Other income (expense), net	57,747	(23,056)	80,803	-350.5%

Total other income (expense), net	1,000,535	(627,770)	1,628,305	-259.4%

Net income (loss)	1,971,192	(1,478,323)	3,449,515	-233.3%

Net (income) loss attributable to noncontrolling interest	(1,053,065)	110,946	(1,164,011)	-1049.2%

Net income (loss) attributable to Vystar	$918,127	$(1,367,377)	$2,285,504	-167.1%

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were $12,868,119 and $5,932,238, respectively, for an increase of $6,935,881 or 117%. The increase in revenues was due to the high impact closing to remodel sale at Rotmans and an increase in sales of the RxAir units. Our revenues in the first quarter of 2020 were impacted in March as information and news coverage concerning the COVID-19 pandemic increased. Our showroom was closed on March 24, 2020.

The Company reported a significant increase in gross profit to $6,791,279 for the three-month period ended March 31, 2021 compared to gross profit of $2,999,624 for the three-month period ended March 31, 2020, an increase of $3,791,655 or 126%. The increase in gross profit was primarily due to a change in purchasing which started when the store reopened in May 2020 and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors. This quarter results also include the margins of RxAir units.

The cost of revenue for the three months ended March 31, 2021 and 2020 was $6,076,840 and $2,932,614, respectively, an increase of 107%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $5,820,622 and $3,850,177 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,970,445 or 51%. The increase was due in part to fees incurred under an agreement with a third-party agent to assist the Company with the high-impact sale at Rotmans.

Other Income (Expense)

Other income for the three months ended March 31, 2021 was $1,000,535, which consisted of interest expense of $175,847, gain on settlement of debt, net of $1,247,635, change in fair value of derivative liabilities of ($129,000) and other income of $57,747. Included in gain on settlement of debt, net is PPP loan forgiveness of $1,402,900. This compares to other expense of $627,770 for the three months ended March 31, 2020, which consisted of interest expense of $604,714, and other expense of $23,056.

Net Income (Loss)

Net income (loss) was $918,127 and ($1,367,377) for the three months ended March 31, 2021 and 2020, respectively, an increase of $2,285,504 or 167%. Net income in the quarter ended March 31, 2021 versus net loss in the same period in 2020 was due to increased sales and margins from the operations of Rotmans and a significant increase in sales of air purification products. The Company’s high impact closing to remodel sale was a tremendous success. The PPP loan forgiveness also contributed to the net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2021, the Company had cash of $1,195,859 and a deficit in working capital of approximately $4.6 million. Further, at March 31, 2021, the accumulated deficit amounted to approximately $47.8 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.

Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees. The Company will also raise capital with common stock subscription issuances. The current agreement with a national sales event company has allowed Rotmans to meet its financial obligations and provided the Company flexibility and time needed to develop a new retail furniture sale model.

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

Sources and Uses of Cash

Net cash used in operating activities was $1,162,325 for the three months ended March 31, 2021 as compared to net cash used in operating activities of $190,790 for the three months ended March 31, 2020. During the three months ended March 31, 2021, cash used in operations was primarily due to net income and the reduction of accounts payable, accrued expenses and customer deposits and non-cash related add-back of share-based compensation expense, depreciation, amortization, gain on settlement of debt, net and change in fair value of derivative liabilities.

The Company had cash used in investing activities of $17,317 during the three months ended March 31, 2021 as compared to $3,683 for the three months ended March 31, 2020.

Net cash provided by financing activities was $1,754,962 during the three months ended March 31, 2021, as compared to cash provided of $525,209 during the three months ended March 31, 2020. During the three months ended March 31, 2021, cash was provided by PPP loan proceeds of $1,402,900, related party term debt in the amount of $395,000 offset by finance lease obligations repayment of $42,938.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended March 31, 2021 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2021, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2021. Such conclusion was reached based on the following material weaknesses noted by management:

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

During the three months ended March 31, 2021, the Company issued 1,666,667 shares of common stock subscribed under a stock subscription agreement dated in July 2020 for $25,000. Other issuances in the quarter were in connection with share based compensation, a settlement of a related party payable and preferred stock conversion. There were no current sales of unregistered securities.

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

VYSTAR CORPORATION

Date: May 17, 2021	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

