Form 10-Q
period 2021-06-30
Vystar Corp
filed 2021-09-07
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of September 7, 2021
Preferred Stock, $0.0001 par value per share	8,698 shares
Common Stock, $0.0001 par value per share	1,294,145,560 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$128,585	$620,539
Accounts receivable	449,740	236,106
Inventories	6,264,489	6,546,481
Investments - equity securities, at fair value	148,390	127,910
Prepaid expenses and other	500,269	565,550
Deferred commission costs	90,681	106,954
Total current assets	7,582,154	8,203,540
Property and equipment, net	1,492,219	1,631,651
Operating lease right-of-use assets	8,585,395	9,199,730

Finance lease right-of-use assets, net	638,936	730,761
Other assets:
Intangible assets, net	1,646,190	1,835,987
Goodwill	460,301	460,301
Inventories, long-term	341,063	438,161
Deferred commission costs, net of current portion	93,027	134,213
Other	26,253	26,253
Total other assets	2,566,834	2,894,915
Total assets	$20,865,538	$22,660,597
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,659,699	$4,830,143
Accrued expenses	1,751,972	3,422,796
Stock subscription payable	1,713,476	2,589,556
Operating lease liabilities - current maturities	1,062,000	1,095,500
Finance lease liabilities - current maturities	146,000	172,900
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,069,856	1,046,059
Related party debt - current maturities	287,000	1,537,000
Unearned revenue	634,591	1,904,256
Derivative liabilities	1,744,900	1,766,700
Total current liabilities	13,069,494	18,364,910
Long-term liabilities:
Term notes	-	1,402,900
Operating lease liabilities, net of current maturities	5,998,747	6,515,103
Finance lease liabilities, net of current maturities	517,661	577,192
Unearned revenue, net of current maturities	367,676	523,515
Related party debt, net of current maturities and debt discount	3,853,498	2,035,934
Total long-term liabilities	10,737,582	11,054,644
Total liabilities	23,807,076	29,419,554
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 8,698 and 13,698 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (liquidation preference of $70,182 and $100,698 at June 30, 2021 and December 31, 2020 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,264,102,966 and 1,199,931,717 shares issued at June 30, 2021 and December 31, 2020, respectively, and 1,264,072,966 and 1,199,901,717 shares outstanding at June 30, 2021 and December 31, 2020, respectively	126,408	119,990
Additional paid-in capital	43,000,017	41,233,471
Accumulated deficit	(47,931,604)	(48,713,184)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)
Total Vystar stockholders’ deficit	(4,805,208)	(7,359,752)
Noncontrolling interest	1,863,670	600,795
Total stockholders’ deficit	(2,941,538)	(6,758,957)
Total liabilities and stockholders’ deficit	$20,865,538	$22,660,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$6,216,004	$2,388,906	$19,084,123	$8,321,144
Cost of revenue	2,567,075	990,404	8,643,915	3,923,018
Gross profit	3,648,929	1,398,502	10,440,208	4,398,126
Operating expenses:
Salaries, wages and benefits	1,575,649	721,808	3,524,788	2,175,882
Share-based compensation	211,423	154,259	416,119	308,627
Agent fees	1,077,567	-	2,329,440	-
Professional fees	198,778	251,187	218,961	543,883
Advertising	543,475	234,462	1,408,653	681,157
Rent	319,616	300,139	636,231	593,310
Service charges	84,499	44,346	309,015	227,923
Depreciation and amortization	192,372	243,925	384,381	487,848
Other operating	881,072	487,940	1,677,485	1,269,613
Total operating expenses	5,084,451	2,438,066	10,905,073	6,288,243
Loss from operations	(1,435,522)	(1,039,564)	(464,865)	(1,890,117)
Other income (expense):
Gain on settlement of debt, net	1,428,291	-	2,675,926	-
Interest expense, net	(177,483)	(610,679)	(353,330)	(1,215,393)
Change in fair value of derivative liabilities	215,800	(479,900)	86,800	(479,900)
Other income, net	42,177	43,730	99,924	20,674
Total other income (expense), net	1,508,785	(1,046,849)	2,509,320	(1,674,619)
Net income (loss)	73,263	(2,086,413)	2,044,455	(3,564,736)
Net (income) loss attributable to noncontrolling interest	(209,810)	220,141	(1,262,875)	331,087
Net income (loss) attributable to Vystar	$(136,547)	$(1,866,272)	$781,580	$(3,233,649)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares outstanding
Basic	1,264,072,966	1,105,732,080	1,253,245,857	1,105,732,080
Diluted	1,264,072,966	1,105,732,080	1,253,245,857	1,105,732,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Attributable to Vystar
	Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)
Common stock issued for services			49,371,733	4,938	1,399,154				1,404,092		1,404,092
Common stock issued for settlement of related party payable			11,364,904	1,136	334,129				335,265		335,265
Share based compensation - options					4,916				4,916		4,916
Common stock issued for cash received in prior period			1,666,667	167	24,833				25,000		25,000
Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-
Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192
Ending balance March 31, 2021	8,698	1	1,264,102,966	126,408	42,996,326	(47,795,057)	(30,000)	(30)	(4,672,352)	1,653,860	(3,018,492)

Share based compensation - options					3,691				3,691		3,691
Net income (loss)	-	-	-	-	-	(136,547)	-	-	(136,547)	209,810	73,263
Ending balance June 30, 2021	8,698	$1	1,264,102,966	$126,408	$43,000,017	$(47,931,604)	(30,000)	$(30)	$(4,805,208)	$1,863,670	$(2,941,538)

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Attributable to Vystar
	Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)
Share based compensation - options					5,562				5,562		5,562
Net loss	-	-	-	-	-	(1,367,377)	-	-	(1,367,377)	(110,946)	(1,478,323)
Ending balance March 31, 2020	13,828	1	1,105,762,080	110,573	38,442,169	(42,472,344)	(30,000)	(30)	(3,919,631)	1,214,326	(2,705,305)
Share based compensation - options					5,562				5,562		5,562
Adjustment for treasury shares purchased in prior year		(30,000)
Net loss	-	-	-	-	-	(1,866,272)	-	-	(1,866,272)	(220,141)	(2,086,413)
Ending balance June 30, 2020	13,828	$1	1,105,732,080	$110,573	$38,447,731	$(44,338,616)	(30,000)	$(30)	$(5,780,341)	$994,185	$(4,786,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,044,455	$(3,564,736)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of debt, net	(2,675,926)	-
Share-based compensation	416,119	308,627
Depreciation	192,401	279,369
Bad debts	1,841	12,645
Amortization of intangible assets	191,980	208,479
Noncash lease expense	156,305	64,402
Unamortized term debt issuance costs	-	8,250
Amortization of debt discount	10,085	601,041
Change in fair value of derivative liabilities	(86,800)	479,900
Gain on sale of property and equipment	(112)	-
Net unrealized (gain) loss on available-for-sale investments	(20,480)	38,662
(Increase) decrease in assets:
Accounts receivable	(215,475)	(69,577)
Inventories	379,090	713,204
Prepaid expenses and other	210,780	381,056
Deferred commission costs	57,459	40,822
Increase (decrease) in liabilities:
Accounts payable	34,947	(910,543)
Accrued expenses and interest payable	(1,552,585)	(9,619)
Unearned revenue	(1,425,505)	403,356

Net cash used in operating activities	(2,281,421)	(1,014,662)

Cash flows from investing activities:
Acquisition of property and equipment	(54,157)	-
Proceeds from the sale of property and equipment	1,300	-
Patents and trademark fees	(2,183)	(3,683)

Net cash used in investing activities	(55,040)	(3,683)

Cash flows from financing activities:
Net repayments on line of credit	-	(210,200)
Proceeds from issuance of term debt	1,402,900	2,211,400
Repayment of term debt	-	(236,356)
Repayment of finance lease obligations	(86,432)	(85,472)
Proceeds from the issuance of notes - related parties	528,039	50,000
Proceeds from stock subscription receivable	-	49,250

Net cash provided by financing activities	1,844,507	1,778,622

Net increase (decrease) in cash	(491,954)	760,277

Cash - beginning of period	620,539	72,355

Cash - end of period	$128,585	$832,632

Cash paid during the period for:
Interest	$225,055	$499,275

Non-cash transactions:
Common stock issued for accrued compensation	$1,404,092	$-
Common stock issued for settlement of related party payable	335,265	-
Prepaid expenses with common stock	291,000	-
Common stock issued for cash received in prior period	25,000	-
Common stock issued for preferred stock	177	-
Reduction of third-party vendor payable with transfer of inventories	2,886,497	-
Acquisition of inventories with third-party vendor payable at commencement of second sale agreement	2,886,497	-
Third-party settlement of the Company’s line of credit	-	2,203,339

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

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments remain closed or are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants and the vaccine rollout. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of June 30, 2021 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2021 and are level 3 measurements. There have been no transfers between levels during the six months ended June 30, 2021.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 1% in 2021. Amounts sold during the six months ending June 30, 2021 were approximately $3,721,000. During the three months ended June 30, 2021, the Company sold a trade receivable from an RX Air purification unit sale to a financial corporation at a service charge of 1.7% per month and a reserve of 15%. Included in accounts receivable at June 30, 2021 is approximately $39,000 due from the factor. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2021 and December 31, 2020, the Company considers accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

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

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2021, the Company believes the cost of the available-for-sale securities was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2021, the net balance of property and equipment is $1,492,219 with accumulated depreciation of $778,420. As of December 31, 2020, the net balance of property and equipment is $1,631,651 with accumulated depreciation of $587,081.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the six months ended June 30, 2021 and 2020, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of June 30, 2021, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the six months ended June 30, 2021 and 2020 are summarized as follows:

	2021	2020

Balance, beginning of the period	$2,427,771	$2,500,572

Customer deposits received	15,819,352	7,426,477

Warranty coverage purchased	-	112,121

Gift cards purchased	260	4,000

Revenue earned	(17,245,116)	(7,139,242)
Balance, end of the period	$1,002,267	$2,903,928

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share. Even though the Company reported a net income in the six months ending June 30, 2021 (net loss for the six months ending June 30, 2020), common stock equivalents, including stock options and warrants, were anti-dilutive. Excluded from the computation of diluted income (loss) per share were options to purchase 27,124,938 and 27,883,271 shares of common stock for the six months ended June 30, 2021 and 2020, respectively, as their effect would be anti-dilutive. Warrants to purchase 11,641,566 and 14,218,051 shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,143,240 and 4,731,260 shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Shareholder, convertible and contingently convertible notes were excluded from the computation of diluted income (loss) per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2021 and December 31, 2020, reserves for estimated sales returns totaled $90,000 and $55,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June 2020. At June 30, 2021 and December 31, 2020, deferred warranty revenue was approximately $708,000 and $920,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the three months ended June 30, 2021, recognized total revenues of approximately $102,000 related to deferred warranty revenue arrangements. During the three months ended June 30, 2020, the Company recorded total proceeds of approximately $98,000 and recognized total revenues of approximately $134,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At June 30, 2021 and December 31, 2020, deferred commission costs were approximately $184,000 and $241,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the six months ended June 30, 2021 and 2021, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,409,000 and $681,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2021 and 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 02019-12 removes certain exceptions to the general principle of ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has adopted ASU 2019-12 and it did not have a material impact on its financial statements.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2021, the Company had cash of $128,585 and a deficit in working capital of approximately $5.5 million. Further, at June 30, 2021 the accumulated deficit amounted to approximately $47.9 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows:

		Gross	Gross
	Cost	Unrealized Losses	Unrealized Gains	Fair Value

June 30, 2021	$141,225	$-	$7,165	$148,390
December 31, 2020	$141,225	$(13,315)	$-	$127,910

Unrealized holding gains (losses) on available-for-sale securities were approximately $21,000 and $(39,000) in the first six months of 2021 and 2020, respectively, and have been included in other income (expenses) in the accompanying condensed statements of operations. Investments represent equity securities in a publicly traded company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020

Furniture, fixtures and equipment	$1,383,180	$1,385,430
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	79,857
Motor vehicles	49,166	49,166
	2,270,639	2,218,732
Accumulated depreciation	(778,420)	(587,081)
Property and equipment, net	$1,492,219	$1,631,651

Depreciation expense for the six months ended June 30, 2021 and 2020 was $192,401 and $279,369, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2021	2020	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	359,101	6 - 20
Noncompete	50,000	50,000	5
Total	2,661,284	2,659,101
Accumulated amortization	(1,024,166)	(832,186)
Intangible assets, net	1,637,118	1,826,915
Indefinite-lived intangible assets:
Trademarks	9,072	9,072
Total intangible assets	$1,646,190	$1,835,987

Amortization expense for the six months ended June 30, 2021 and 2020 was $191,980 and $208,479, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2021	$191,981
2022	383,961
2023	377,350
2024	278,125
2025	129,261
Thereafter	276,440
Total	$1,637,118

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating lease cost	$396,492	$394,766	$792,544	$789,114

Finance lease cost:

Amortization of right-of-use assets	45,912	47,561	91,824	95,122
Interest on lease liabilities	8,933	11,141	18,421	22,831

Total lease cost	$451,337	$453,468	$902,789	$907,067

During the six months ended June 30, 2021 and 2020, the Company recognized sublease income of approximately $77,000 and $58,000, respectively, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$375,911	$375,911	$751,822	$748,795
Financing cash flows used for financing leases	52,427	54,152	104,854	108,304

Assets obtained in exchange for operating lease liabilities	-	-	-	-

Assets obtained in exchange for finance lease liabilities	-	-	-	75,739

Weighted average remaining lease term:
Operating leases	8.6 years	9.1 years	8.6 years	9.1 years
Finance leases	4.6 years	5.3 years	4.6 years	5.3 years

Weighted average discount rate:
Operating leases	5.56%	5.53%	5.56%	5.53%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of June 30, 2021 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2021	$857,959	$100,691	$958,650
2022	1,117,377	150,943	1,268,320
2023	878,807	150,142	1,028,949
2024	870,000	140,002	1,010,002
2025	870,000	139,080	1,009,080
Thereafter	4,350,000	68,395	4,418,395

Total undiscounted lease liabilities	8,944,143	749,253	9,693,396
Less: imputed interest	(1,883,396)	(85,592)	(1,968,988)

Net lease liabilities	$7,060,747	$663,661	$7,724,408

As of June 30, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement which ended on May 31, 2021. A preliminary accounting for the sale has been received from the agent. Additional expenses of approximately $649,000 are included in accounts payable as of June 30, 2021 which include estimated profits and incentives due the agent. In May 2021, the Company engaged the agent to hold additional sales at the store through December 31, 2021. At that time, all advances will be due. The outstanding balance of the advance is approximately $2,625,000 as of June 30, 2021 and is included in accounts payable in the accompanying consolidated balance sheet.

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

On February 2, 2021, Rotmans received an additional $1,402,900 in PPP loan funding from the SBA. The terms of the Note are the same as the original PPP Loan. On June 25, 2021, the PPP loan was fully forgiven by the SBA.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2021	2020

Shareholder, convertible and contingently convertible notes	$951,895	$951,895
Accrued interest	117,961	94,164

	1,069,856	1,046,059

Less: current maturities	(1,069,856)	(1,046,059)

	$-	$-

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as June 30, 2021 and December 31, 2020 is $338,195. The Notes matured in January 2020 and continue to accrue interest until settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of June 30, 2021.

Based on the variable conversion price of these notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $605,900 and $491,700 at June 30, 2021 and December 31, 2020, respectively.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2021	2020

Rotman Family convertible notes	$1,962,737	$1,832,707
Rotman Family nonconvertible notes	1,953,509	1,555,500
Accrued interest	283,835	189,394
Debt discount	(59,583)	(4,667)

	4,140,498	3,572,934
Less: current maturities	(287,000)	(1,537,000)

	$3,853,498	$2,035,934

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

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030, to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $0.165 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
	Issue Date	Principal Amount	June 30, 2021	December 31, 2020
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$121,800	$117,600
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	64,056	61,847
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,210,453	1,182,890
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	461,125	450,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	107,708	105,207
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	53,333	52,083
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	130,572	-

		$1,962,737	2,149,047	1,970,252

Debt Discount			(59,583)	(4,667)

			$2,089,464	$1,965,585

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,139,000 and $1,275,000 at June 30, 2021 and December 31, 2020, respectively.

Rotman Family Nonconvertible Notes

During the six months ended June 30, 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the note issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest.

In addition, the maturity date of advances made in 2020 has been extended to December 2022.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
	Issue Date	Principal Amount	June 30, 2021	December 31, 2020
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$403,484	$394,297
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	153,708	150,208
Steven Rotman 5.00% note due December 2022	08/24/20	75,000	78,198	76,323
Steven Rotman 5.00% note due December 2022	09/01/20	100,000	104,153	101,653
Steven Rotman 5.00% note due December 2022	09/08/20	145,000	150,881	147,256
Steven Rotman 5.00% note due December 2022	09/15/20	200,000	207,917	202,917
Steven Rotman 5.00% note due December 2022	09/21/20	75,000	77,906	76,031
Steven Rotman 5.00% note due December 2022	10/02/20	50,000	51,875	50,625
Steven Rotman 5.00% note due December 2022	10/08/20	40,000	41,500	40,500
Steven Rotman 5.00% note due December 2022	10/15/20	48,000	49,800	48,600
Steven Rotman 5.00% note due December 2022	10/20/20	50,000	51,875	50,625
Steven Rotman 5.00% note due December 2022	11/02/20	70,000	72,625	70,875
Steven Rotman 5.00% note due December 2022	11/13/20	35,000	36,313	35,438
Steven Rotman 5.00% note due December 2022	11/18/20	35,000	36,313	35,438
Steven Rotman 5.00% note due December 2022	11/20/20	65,000	67,437	65,813
Steven Rotman 5.00% note due December 2022	12/22/20	60,000	62,250	60,750
Steven Rotman 5.00% note due March 2023	01/21/21	35,000	35,778	-
Steven Rotman 5.00% note due March 2023	01/27/21	40,000	40,855	-
Steven Rotman 5.00% note due March 2023	02/03/21	50,000	51,021	-
Steven Rotman 5.00% note due March 2023	02/26/21	100,000	101,750	-
Steven Rotman 5.00% note due March 2023	03/19/21	100,000	101,430	-
Steven Rotman 5.00% note due March 2023	03/25/21	70,000	70,943	-
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	3,022	-

		$1,953,509	$2,051,034	$1,607,349

Approximate maturities for the succeeding years are as follows:

Remainder of 2021	$262,000
2022	1,145,000
2023	1,082,000
2024	220,000
2025	36,000
Thereafter	1,395,498

$4,140,498

NOTE 9 - DERIVATIVE LIABILITIES

As of June 30, 2021 and December 31, 2020, the Company had a $1,744,900 and $1,766,700, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a gain from change in fair value of derivative liabilities of $215,800 and $86,800 for the three and six months ended June 30, 2021, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2021 and December 31, 2020:

Fair Value of Embedded Derivative Liabilities:

	2021	2020

Balance, beginning of the period	$1,766,700	$1,499,800

Initial measurement of liabilities	65,000	28,000

Change in fair value	(86,800)	238,900

Balance, end of the period	$1,744,900	$1,766,700

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

As of June 30, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $70,000 and could be converted into 3,143,240 shares of common stock, at the option of the holder.

As of December 31, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 4,801,840 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the six months ended June 30, 2021, the Company issued 1,666,667 shares under equity purchase agreements for cash proceeds totaling $25,000. Included in stock subscription payable at June 30, 2021, is $283,000 received under common stock subscription agreements for 18,866,668 shares during the year ended December 31, 2020.

During the six months ended June 30, 2021, 1,767,945 shares of common stock were issued for the conversion of 5,000 shares of preferred stock for principal and interest totaling $88,397.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$546,548	8.8	$295,179	12.4	$1,326,781	7.0	$1,156,302	13.9
Dining Room Furniture	333,010	5.4	218,948	9.2	1,101,558	5.8	741,062	8.9
Occasional	811,375	13.1	445,511	18.6	2,764,204	14.5	1,405,890	16.9
	1,690,933	27.3	959,638	40.2	5,192,543	27.3	3,303,254	39.7
Upholstery	2,173,613	35.0	650,331	27.2	6,573,783	34.5	2,267,878	27.3
Mattresses and Toppers	1,044,395	16.8	320,136	13.4	2,833,851	14.8	1,391,463	16.7
Broadloom, Flooring and Rugs	532,777	8.6	99,306	4.2	1,853,000	9.7	506,185	6.1
Warranty	181,248	2.9	183,151	7.7	447,020	2.3	281,460	3.4
Air Purification Units	431,924	6.9	126,490	5.3	1,591,210	8.3	192,824	2.3
Accessories and Other	161,114	2.5	49,854	2.0	592,716	3.1	378,080	4.5
	$6,216,004	100.0	$2,388,906	100.0	$19,084,123	100.0	$8,321,144	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $416,119 and $308,627 of stock-based compensation for the six months ended June 30, 2021 and 2020, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,326,726 and $2,177,806 at June 30, 2021 and December 31, 2020, respectively.

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

In total for the six months ended June 30, 2021 and 2020, the Company recorded $8,607 and $11,124, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of June 30, 2021 was $18,452 for non-vested share-based awards to be recognized over a period of approximately three years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2021, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of June 30, 2021. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of June 30, 2021. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2020	27,874,938	$0.19	2.47

Granted	-	-	-

Exercised	-	-	-

Forfeited	(750,000)	0.57	-

Outstanding, June 30, 2021	27,124,938	$0.19	2.03

Exercisable, June 30, 2021	26,374,938	$0.20	2.12

As of June 30, 2021 and 2020, there was no aggregate intrinsic value of the Company’s outstanding options. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2021:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2020	14,205,912		$0.08	2.53

Granted	-		-	-

Exercised	-		-	-

Forfeited	(2,564,346)		0.22	-

Expired	-		-	-

Outstanding, June 30, 2021	11,641,566		$0.08	2.47

Exercisable, June 30, 2021	11,641,566		$0.08	2.47

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the six months ended June 30, 2021, the Company expensed approximately $212,000 related to this employment agreement. As of June 30, 2021, the Company had a stock subscription payable balance of $819,000, or approximately 33,218,000 shares to be issued in the future and $90,000 of reimbursable expenses payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000. On August 9, 2021, the Company issued 29,205,927 shares to Steven Rotman to reduce the stock subscription liability.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2021, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2021, the Company expensed approximately $233,000 related to the consulting agreement. In addition, the Company issued 11,364,904 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred. As of June 30, 2021, the Company had a stock subscription payable balance of $143,000, or approximately 5,061,000 shares and a balance of $90,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at June 30, 2021 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the six months ended June 30, 2021, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

The Company entered into a second exclusive sales agreement with a third-party agent to assist with promotional sales events at its Rotmans showroom. Inventory is purchased in the Company’s name on the agent’s credit lines. The agent has a purchase money security interest in the inventory and proceeds therefrom. The agent also agreed to advance funds, at their discretion, to the Company for operating expenses. All advances must be repaid by September 2021 and the sale agreement will continue through December 31, 2021 unless terminated earlier by the agent. The Company agrees not to operate its business outside the ordinary course of business without the consent of the agent. The Company agrees to repay all advances by December 31, 2021.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The motion is fully briefed and is awaiting the Court’s decision.

Notwithstanding such motion, the parties have exchanged discovery requests and responses and are seeking documents from third parties regarding their respective claims and defenses.

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

Stock Subscription Payable

At June 30, 2021 and December 31, 2020, the Company recorded $1,713,476 and $2,589,556, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended June 30, 2021 and December 31, 2020:

	Amount	Shares

Balance, January 1, 2020	$1,150,125	31,439,401
Additions, net	1,640,631	71,991,955
Issuances, net	(201,200)	(4,000,000)

Balance, December 31, 2020	2,589,556	99,431,356
Additions, net	553,012	22,858,599
Issuances, net	(1,429,092)	(51,038,400)

Balance, June 30, 2021	$1,713,476	71,251,555

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the six months ended June 30, 2021, the Company made approximately 18% of its purchases from one major vendor. The Company owed its major vendor approximately $207,000 at June 30, 2021.

During the six months ended June 30, 2020, the Company made approximately 13% of its purchases from one major vendor. The Company owed its major vendor approximately $80,000 at June 30, 2020.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended June 30, 2021 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Six Months Ended
	June 30,
	2021	2020

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2021 and December 31, 2020 are as follows:

	2021	2020

NOL carryforwards	$6,985,000	$6,715,000

Less valuation allowance	(6,985,000)	(6,715,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $33,200,000 as of June 30, 2021, of which approximately $18,400,000 expires beginning in 2024 and $14,800,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,300,000 and $14,600,000 as of June 30, 2021 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of June 30, 2021, Rotmans has a net operating loss carryforward of approximately $3,900,000 for federal income tax purposes of which $710,000 expires beginning in 2029 and $3,190,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,000,000 which expires beginning in 2022.

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

NOTE 18 - SUBSEQUENT EVENTS

On July 19, 2021, the Company issued 866,667 shares of common stock included in stock subscription payable in the accompanying balance sheet as of June 30, 2021.

On August 9, 2021, the Company issued 29,205,927 shares of common stock to Steven Rotman included in stock subscription payable in the accompanying balance sheet as of June 30, 2021.

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

Vystar’s Board of Directors have approved preliminary plans to spin off the Air Purification product lines into a separate legal entity which Vystar intends to take public. Vystar anticipates retaining approximately 20% of the shares in the new entity and will distribute the remaining ownership percentage to Vystar shareholders. This plan is expected to be executed in first quarter 2022.

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

With the end of the high impact closing to remodel sale, management is focusing its efforts on creating a more efficient, streamlined store with an enhanced web presence.

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

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (CMC Global) to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex. Also as Vystar uses its relationships in the foam arena that endeavor is now in the sampling mode as well. Additionally Vystar now has a testing supply of Vytex dry rubber for larger trials.

Vystar Board member Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting the new economic circumstances; including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability programme (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation will be available on vytex.com.

Additionally, in August 2021, Dr Matthan presented new data to the Automotive Tyre Manufacturers’ Association including Vytex dry rubber.

In Halcyon Agri (owner of CMC Global), 2020 Corporate Report: “Our group-wide innovation capabilities have enabled us to engage in innovative commercial partnerships. Corrie MacColl is collaborating with Vystar Corporation to transform our Cameroon plantation output into ultra-pure latex with stronger molecular bond that offers enhanced strength, durability and flexibility in the end products. This is achieved by removing non-rubber components and 99.85% of the proteins.”

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 with the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	CONSOLIDATED

Revenue	$6,216,004	$2,388,906	$3,827,098	160.2%

Cost of revenue	2,567,075	990,404	1,576,671	159.2%

Gross profit	3,648,929	1,398,502	2,250,427	160.9%

Operating expenses:
Salaries, wages and benefits	1,575,649	721,808	853,841	118.3%
Share-based compensation	211,423	154,259	57,164	37.1%
Agent fees	1,077,567	-	1,077,567	100.0%
Professional fees	198,778	251,187	(52,409)	-20.9%
Advertising	543,475	234,462	309,013	131.8%
Rent	319,616	300,139	19,477	6.5%
Service charges	84,499	44,346	40,153	90.5%
Depreciation and amortization	192,372	243,925	(51,553)	-21.1%
Other operating	881,072	487,940	393,132	80.6%

Total operating expenses	5,084,451	2,438,066	2,646,385	108.5%

Loss from operations	(1,435,522)	(1,039,564)	(395,958)	38.1%

Other income (expense):
Interest expense	(177,483)	(610,679)	433,196	-70.9%
Change in fair value of derivative liabilities	215,800	(479,900)	695,700	-145.0%
Gain on settlement of debt, net	1,428,291	-	1,428,291	100.0%
Other income (expense), net	42,177	43,730	(1,553)	-3.6%

Total other income (expense), net	1,508,785	(1,046,849)	2,555,634	-244.1%

Net income (loss)	73,263	(2,086,413)	2,159,676	-103.5%

Net (income) loss attributable to noncontrolling interest	(209,810)	220,141	(429,951)	-195.3%

Net loss attributable to Vystar	$(136,547)	$(1,866,272)	$1,729,725	-92.7%

Revenues

Revenues for the three months ended June 30, 2021 and 2020 were $6,216,004 and $2,388,906, respectively, for an increase of $3,827,098 or 160%. The increase in revenues was due to the high impact closing to remodel sale at Rotmans and an increase in sales of the RxAir units. The Rotmans showroom was closed the first two weeks in June 2021 to remodel. Last year’s revenues were impacted by the COVID-19 pandemic and the showroom closing on March 24, 2020. The store processed limited customer deliveries for prior orders and internet sales during the closing through re-opening on June 10, 2020.

The Company reported a significant increase in gross profit to $3,648,929 for the three-month period ended June 30, 2021 compared to gross profit of $1,398,502 for the three-month period ended June 30, 2020, an increase of $2,250,427 or 161%. The increase in gross profit was primarily due to a change in purchasing which started when the store reopened in June 2020 and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors. This quarter results also include the margins of RxAir units.

The cost of revenue for the three months ended June 30, 2021 and 2020 was $2,567,075 and $990,404, respectively, an increase of 159%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $5,084,451 and $2,438,066 for the three months ended June 30, 2021 and 2020, respectively, an increase of $2,646,385 or 109%. The increase was due in part to fees incurred under an agreement with a third-party agent to assist the Company with the high-impact sale at Rotmans and the recurring expenses for the showroom as it was closed due to COVID-19 for most of the comparative three months in 2020.

Other Income (Expense)

Other income for the three months ended June 30, 2021 was $1,508,785, which consisted of interest expense of $(177,483), gain on settlement of debt, net of $1,428,291, change in fair value of derivative liabilities of $215,800 and other income of $42,177. Included in gain on settlement of debt, net is PPP loan forgiveness of $1,402,900. This compares to other expense of $1,046,849 for the three months ended June 30, 2020, which consisted of interest expense of $610,679, change in fair value of derivative liabilities of $479,900 and other income of $43,730.

Net Loss

Net loss was $136,547 and $1,866,272 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $1,729,725 or 93%. The decrease was primarily attributable to PPP loan forgiveness of $1,402,900 and the success of the Company’s high impact closing to remodel sale.

Comparison of the Six Months Ended June 30, 2021 with the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	CONSOLIDATED

Revenue	$19,084,123	$8,321,144	$10,762,979	129.3%

Cost of revenue	8,643,915	3,923,018	4,720,897	120.3%

Gross profit	10,440,208	4,398,126	6,042,082	137.4%

Operating expenses:
Salaries, wages and benefits	3,524,788	2,175,882	1,348,906	62.0%
Share-based compensation	416,119	308,627	107,492	34.8%
Agent fees	2,329,440	-	2,329,440	100.0%
Professional fees	218,961	543,883	(324,922)	-59.7%
Advertising	1,408,653	681,157	727,496	106.8%
Rent	636,231	593,310	42,921	7.2%
Service charges	309,015	227,923	81,092	35.6%
Depreciation and amortization	384,381	487,848	(103,467)	-21.2%
Other operating	1,677,485	1,269,613	407,872	32.1%

Total operating expenses	10,905,073	6,288,243	4,616,830	73.4%

Loss from operations	(464,865)	(1,890,117)	1,425,252	-75.4%

Other income (expense):
Interest expense	(353,330)	(1,215,393)	862,063	-70.9%
Change in fair value of derivative liabilities	86,800	(479,900)	566,700	-118.1%
Gain on settlement of debt, net	2,675,926	-	2,675,926	100.0%
Other income, net	99,924	20,674	79,250	383.3%

Total other income (expense), net	2,509,320	(1,674,619)	4,183,939	-249.8%

Net income (loss)	2,044,455	(3,564,736)	5,609,191	-157.4%

Net (income) loss attributable to noncontrolling interest	(1,262,875)	331,087	(1,593,962)	-481.4%

Net income (loss) attributable to Vystar	$781,580	$(3,233,649)	$4,015,229	-124.2%

Revenues

Revenues for the six months ended June 30, 2021 and 2020 were $19,084,123 and $8,321,144, respectively, for an increase of $10,762,979 or 129%. The increase in revenues was due to the high impact closing to remodel sale at Rotmans and an increase in sales of the RxAir units. The Rotmans showroom was closed from March 24 through June 10, 2020 due to the COVID-19 pandemic. During this period, the Company processed limited customer deliveries for prior orders and internet sales.

The Company reported a significant increase in gross profit to $10,440,208 for the six-month period ended June 30, 2021 compared to gross profit of $4,398,126 for the six-month period ended June 30, 2020, an increase of $6,042,082 or 137%. The increase in gross profit was primarily due to a change in purchasing which started when the store reopened in June 2020 and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors. This quarter results also include the margins of RxAir units.

The cost of revenue for the six months ended June 30, 2021 and 2020 was $8,643,915 and $3,923,018, respectively, an increase of 120%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $10,905,073 and $6,288,243 for the six months ended June 30, 2021 and 2020, respectively, an increase of $4,616,830 or 73%. The increase was due in part to fees incurred under an agreement with a third-party agent to assist the Company with the high-impact sale at Rotmans and the recurring costs of operating the Rotmans showroom which was closed much of the second quarter in 2020.

Other Income (Expense)

Other income for the six months ended June 30, 2021 was $2,509,320, which consisted of interest expense of $(353,330), gain on settlement of debt, net of $2,675,926, change in fair value of derivative liabilities of $86,800 and other income of $99,924. Included in gain on settlement of debt, net is PPP loan forgiveness of $2,805,800. This compares to other expense of $1,674,619 for the six months ended June 30, 2020, which consisted of interest expense of $1,215,393, change in fair value of derivative liabilities of $479,900 and other income of $20,674.

Net Income (Loss)

Net income (loss) was $781,580 and ($3,233,649) for the three months ended June 30, 2021 and 2020, respectively, an increase of $4,015,229. Net income in the six months ended June 30, 2021 versus net loss in the same period in 2020 was due to PPP loan forgiveness of $2,805,800 and increased sales and margins from the operations of Rotmans.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2021, the Company had cash of $128,585 and a deficit in working capital of approximately $5.5 million. Further, at June 30, 2021, the accumulated deficit amounted to approximately $47.9 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $2,281,421 for the six months ended June 30, 2021 as compared to net cash used in operating activities of $1,014,662 for the six months ended June 30, 2020. During the six months ended June 30, 2021, cash used in operations was primarily due to net income and the reduction of accounts payable and unearned revenue and non-cash related add-back of share-based compensation expense, depreciation, amortization and gain on settlement of debt, net.

The Company had cash used in investing activities of $55,040 during the six months ended June 30, 2021 as compared to $3,683 for the six months ended June 30, 2020.

Net cash provided by financing activities was $1,844,507 during the six months ended June 30, 2021, as compared to cash provided of $1,778,622 during the six months ended June 30, 2020. During the six months ended June 30, 2021, cash was provided by PPP loan proceeds of $1,402,900, related party term debt in the amount of $528,039 offset by finance lease obligations repayment of $86,432.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2021 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2021, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2021. Such conclusion was reached based on the following material weaknesses noted by management:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: September 7, 2021	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

