Form 10-Q
period 2021-09-30
Vystar Corp
filed 2021-11-22
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of November 22, 2021
Preferred Stock, $0.0001 par value per share	8,698 shares
Common Stock, $0.0001 par value per share	1,294,145,560 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$346,631	$620,539
Accounts receivable, net	442,252	236,106
Inventories	5,431,236	6,546,481
Investments - equity securities, at fair value	-	127,910
Prepaid expenses and other	501,804	565,550
Deferred commission costs	82,350	106,954

Total current assets	6,804,273	8,203,540

Property and equipment, net	914,138	1,631,651

Operating lease right-of-use assets	8,005,031	9,199,730

Finance lease right-of-use assets, net	593,024	730,761

Other assets:
Intangible assets, net	1,550,200	1,835,987
Goodwill	460,301	460,301
Inventories, long-term	277,693	438,161
Deferred commission costs, net of current portion	75,612	134,213
Other	41,253	26,253

Total other assets	2,405,059	2,894,915

Total assets	$18,721,525	$22,660,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,517,282	$4,830,143
Accrued expenses	1,163,707	3,422,796
Stock subscription payable	1,125,421	2,589,556
Operating lease liabilities - current maturities	687,000	1,095,500
Finance lease liabilities - current maturities	147,000	172,900
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,373,380	1,046,059
Related party debt - current maturities	332,000	1,537,000
Unearned revenue	1,246,790	1,904,256
Derivative liabilities	1,833,100	1,766,700

Total current liabilities	12,425,680	18,364,910

Long-term liabilities:
Term notes	-	1,402,900
Operating lease liabilities, net of current maturities	5,820,259	6,515,103
Finance lease liabilities, net of current maturities	472,605	577,192
Unearned revenue, net of current maturities	300,716	523,515
Related party debt, net of current maturities and debt discount	3,879,934	2,035,934

Total long-term liabilities	10,473,514	11,054,644

Total liabilities	22,899,194	29,419,554

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 8,698 and 13,698 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (liquidation preference of $72,357 and $100,698 at September 30, 2021 and December 31, 2020, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,294,175,560 and 1,199,931,717 shares issued at September 30, 2021 and December 31, 2020, respectively, and 1,294,145,560 and 1,199,901,717 shares outstanding at September 30, 2021 and December 31, 2020, respectively	129,415	119,990
Additional paid-in capital	43,719,698	41,233,471
Accumulated deficit	(49,450,911)	(48,713,184)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(5,601,827)	(7,359,752)

Noncontrolling interest	1,424,158	600,795

Total stockholders’ deficit	(4,177,669)	(6,758,957)

Total liabilities and stockholders’ deficit	$18,721,525	$22,660,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$4,066,597	$5,544,563	$23,150,720	$13,865,707

Cost of revenue	1,932,290	2,527,403	10,576,205	6,450,421

Gross profit	2,134,307	3,017,160	12,574,515	7,415,286

Operating expenses:
Salaries, wages and benefits	1,188,835	1,535,449	4,713,623	3,655,162
Share-based compensation	207,382	716,161	623,501	1,024,788
Agent fees	312,214	579,750	2,641,654	635,919
Professional fees	124,285	311,514	343,246	855,397
Advertising	365,369	469,383	1,774,022	1,150,540
Rent	331,056	300,965	967,287	894,275
Service charges	147,466	132,542	456,481	360,465
Depreciation and amortization	193,158	249,834	577,539	737,682
Other operating	812,817	892,239	2,490,302	2,161,852

Total operating expenses	3,682,582	5,187,837	14,587,655	11,476,080

Loss from operations	(1,548,275)	(2,170,677)	(2,013,140)	(4,060,794)

Other income (expense):
Gain (loss) on settlement of debt, net	-	(1,419,461)	2,675,926	(1,419,461)
Interest expense, net	(186,732)	(430,711)	(540,062)	(1,646,104)
Change in fair value of derivative liabilities	(88,200)	143,000	(1,400)	(336,900)
Loss on legal settlement	-	(101,000)	-	(101,000)
Other income (expense), net	(135,612)	15,316	(35,688)	35,990

Total other income (expense), net	(410,544)	(1,792,856)	2,098,776	(3,467,475)

Net income (loss)	(1,958,819)	(3,963,533)	85,636	(7,528,269)

Net (income) loss attributable to noncontrolling interest	439,512	372,759	(823,363)	703,846

Net loss attributable to Vystar	$(1,519,307)	$(3,590,774)	$(737,727)	$(6,824,423)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares
outstanding
Basic	1,281,650,465	1,159,968,315	1,262,724,051	1,159,968,315
Diluted	1,281,650,465	1,159,968,315	1,262,724,051	1,159,968,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services			49,371,733	4,938	1,399,154				1,404,092		1,404,092

Common stock issued for settlement of related party payable			11,364,904	1,136	334,129				335,265		335,265

Share based compensation - options					4,916				4,916		4,916

Common stock issued for cash received in prior period			1,666,667	167	24,833				25,000		25,000

Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-

Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192

Ending balance March 31, 2021	8,698	1	1,264,102,966	126,408	42,996,326	(47,795,057)	(30,000)	(30)	(4,672,352)	1,653,860	(3,018,492)

Share based compensation - options					3,691				3,691		3,691

Net income (loss)	-	-	-	-	-	(136,547)	-	-	(136,547)	209,810	73,263

Ending balance June 30, 2021	8,698	1	1,264,102,966	126,408	43,000,017	(47,931,604)	(30,000)	(30)	(4,805,208)	1,863,670	(2,941,538)

Common stock issued for services			29,205,927	2,920	703,077				705,997		705,997

Share based compensation - options					3,691				3,691		3,691

Common stock issued for cash received in prior period			866,667	87	12,913				13,000		13,000

Net loss	-	-	-	-	-	(1,519,307)	-	-	(1,519,307)	(439,512)	(1,958,819)

Ending balance September 30, 2021	8,698	$1	1,294,175,560	$129,415	$43,719,698	$(49,450,911)	(30,000)	$(30)	$(5,601,827)	$1,424,158	$(4,177,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Share based compensation - options					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,367,377)	-	-	(1,367,377)	(110,946)	(1,478,323)

Ending balance March 31, 2020	13,828	1	1,105,762,080	110,573	38,442,169	(42,472,344)	(30,000)	(30)	(3,919,631)	1,214,326	(2,705,305)

Share based compensation - options					5,562				5,562		5,562

Net loss	-	-	-	-	-	(1,866,272)	-	-	(1,866,272)	(220,141)	(2,086,413)

Ending balance June 30, 2020	13,828	1	1,105,762,080	110,573	38,447,731	(44,338,616)	(30,000)	(30)	(5,780,341)	994,185	(4,786,156)

Common stock issued for services			12,941,878	1,294	259,325				260,619		260,619

Common stock issued for settlement of loan			41,250,000	4,125	1,769,625				1,773,750		1,773,750

Share based compensation - options					5,832				5,832		5,832

Preferred stock conversion	(130)		44,357	4	(4)				-		-

Net loss	-	-	-	-	-	(3,590,774)	-	-	(3,590,774)	(372,759)	(3,963,533)

Ending balance September 30, 2020	13,698	$1	1,159,998,315	$115,996	$40,482,509	$(47,929,390)	(30,000)	$(30)	$(7,330,914)	$621,426	$(6,709,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$85,636	$(7,528,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on settlement of debt, net	(2,675,926)	1,419,461
Share-based compensation	623,501	1,024,788
Depreciation	289,569	424,965
Bad debts	132,702	14,150
Amortization of intangible assets	287,970	312,717
Noncash lease expense	229,093	96,612
Unamortized term debt issuance costs	-	16,500
Amortization of debt discount	26,335	720,916
Change in fair value of derivative liabilities	1,400	336,900
Interest expense on issuance of common stock	-	160,000
Loss on sale of property and equipment	170,801	-
Gain on sale of investments	(16,300)	-
Net unrealized loss on available-for-sale investments	-	47,578
(Increase) decrease in assets:
Accounts receivable	(338,848)	(135,145)
Inventories	1,275,713	(818,516)
Prepaid expenses and other	163,492	409,797
Deferred commission costs	83,205	72,965
Increase (decrease) in liabilities:
Accounts payable	(149,465)	(1,317,889)
Accrued expenses and interest payable	(2,077,141)	1,550,909
Unearned revenue	(880,266)	837,617

Net cash used in operating activities	(2,768,529)	(2,353,944)

Cash flows from investing activities:
Acquisition of property and equipment	(54,157)	(130,195)
Proceeds from the sale of property and equipment	311,300	-
Proceeds from the sale of investments	144,210	-
Patents and trademark fees	(2,183)	(3,683)

Net cash provided by (used in) investing activities	399,170	(133,878)

Cash flows from financing activities:
Net repayments on line of credit	-	(210,200)
Proceeds from issuance of term debt	1,402,900	2,211,400
Proceeds from issuance of convertible notes payable	290,000	-
Repayment of term debt	-	(794,106)
Repayment of finance lease obligations	(130,488)	(128,464)
Proceeds from the issuance of notes - related parties	533,039	645,000
Advances from stock subscription receivable	-	714,500
Proceeds from stock subscription receivable	-	49,250

Net cash provided by financing activities	2,095,451	2,487,380

Net decrease in cash	(273,908)	(442)

Cash - beginning of period	620,539	72,355

Cash - end of period	$346,631	$71,913

Cash paid during the period for:
Interest	$331,849	$608,894

Non-cash transactions:
Common stock issued for accrued compensation	$2,110,089	$201,200
Common stock issued for settlement of related party payable	335,265	-
Prepaid expenses with common stock	291,000	-
Common stock issued for cash received in prior period	38,000	-
Common stock issued for preferred stock	177	-
Reduction of third-party vendor payable with transfer of inventories	2,886,497	-
Acquisition of inventories with third-party vendor payable at commencement of second sale agreement	2,886,497	-
Derivatives issued as a debt discount	65,000	28,000
Third-party settlement of the Company’s line of credit	-	2,203,339
Common stock issued for settlement of term debt and accrued interest	-	660,000

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

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants and the vaccine rollout. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of September 30, 2021 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and September 30, 2021 and are level 3 measurements. There have been no transfers between levels during the nine months ended September 30, 2021.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 1% in 2021. Amounts sold during the nine months ending September 30, 2021 were approximately $4,556,000. In April 2021, the Company sold a trade receivable from an RX Air purification unit sale to a financial corporation at a service charge of 1.7% per month and a reserve of 15%. Included in accounts receivable at September 30, 2021 is approximately $24,000 due from the factor. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2021, the allowance for doubtful accounts was $125,000. As of December 31, 2020, the Company considered accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

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

Investments - Equity Securities

Marketable equity securities have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses are reflected in the statement of operations. The Company periodically reviews the available-for-sale securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company sold the securities in September 2021 and the cost was recoverable in all material respects.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2021, the net balance of property and equipment is $914,138 with accumulated depreciation of $603,771. As of December 31, 2020, the net balance of property and equipment is $1,631,651 with accumulated depreciation of $587,081.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the nine months ended September 30, 2021 and 2020, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of September 30, 2021, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the nine months ended September 30, 2021 and 2020 are summarized as follows:

	2021	2020

Balance, beginning of the period	$2,427,771	$2,500,572

Customer deposits received	20,250,952	13,350,179

Warranty coverage purchased	-	118,151

Gift cards purchased	9,610	4,150

Revenue earned	(21,140,827)	(12,634,863)

Balance, end of the period	$1,547,506	$3,338,189

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss in the nine months ended September 30, 2021 and 2020, common stock equivalents, including stock options and warrants, were anti-dilutive. Excluded from the computation of diluted loss per share were options to purchase 26,749,938 and 27,874,938 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, as their effect would be anti-dilutive. Warrants to purchase 10,492,732 and 14,205,912 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,186,730 and 4,753,550 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Shareholder, convertible and contingently convertible notes were excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2021 and December 31, 2020, reserves for estimated sales returns totaled $85,000 and $55,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June 2020. At September 30, 2021 and December 31, 2020, deferred warranty revenue was approximately $612,000 and $920,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the three months ended September 30, 2021, recognized total revenues of approximately $308,000 related to deferred warranty revenue arrangements. During the three months ended September 30, 2020, the Company recorded total proceeds of approximately $118,000 and recognized total revenues of approximately $390,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At September 30, 2021 and December 31, 2020, deferred commission costs were approximately $158,000 and $241,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the nine months ended September 30, 2021 and 2020, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,774,000 and $1,151,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the nine months ended September 30, 2021 and 2020.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2018 through 2020.

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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s financial position, results of operations and cash flows.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2021, the Company had cash of $346,631 and a deficit in working capital of approximately $5.6 million. Further, at September 30, 2021 the accumulated deficit amounted to approximately $49.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units, Vytex license fees and stock issuances to new and existing shareholders. The Company has also focused the efforts of key internal employees on the goal of creating efficiencies in each department in our retail furniture business, including purchasing, marketing, inventory control, advertising, accounting, warehousing and customer service.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Cost and fair value of investments - equity securities are as follows:

		Gross	Gross	Fair
	Cost	Unrealized Losses	Unrealized Gains	Value

December 31, 2020	$141,225	$(13,315)	$-	$127,910

Investments, which represented equity securities in a publicly traded company were sold during the three months ended September 30, 2021 at a gain of approximately $16,000 which is included in other income (expense). Unrealized holding losses on available-for-sale securities were approximately $48,000 in the first nine months of 2020 and have been included in other income (expense) in the accompanying condensed statements of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020

Furniture, fixtures and equipment	$630,450	$1,385,430
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	79,857
Motor vehicles	49,166	49,166

	1,517,909	2,218,732
Accumulated depreciation	(603,771)	(587,081)

Property and equipment, net	$914,138	$1,631,651

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $289,569 and $424,965, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	September 30,	December 31,	Period
	2021	2020	(in Years)
Amortized intangible assets:
Customer relationships	$210,000	$210,000	6 - 10
Proprietary technology	610,000	610,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	359,101	6 - 20
Noncompete	50,000	50,000	5

Total	2,661,284	2,659,101
Accumulated amortization	(1,120,156)	(832,186)

Intangible assets, net	1,541,128	1,826,915
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,550,200	$1,835,987

Amortization expense for the nine months ended September 30, 2021 and 2020 was $287,970 and $312,717, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2021	$95,991
2022	383,961
2023	377,350
2024	278,125
2025	129,261
Thereafter	276,440

Total	$1,541,128

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031. In September 2021, the Company entered into a lease termination agreement involving one of its warehouses effective September 30, 2021. Included in other income (expense), net is a gain on the derecognition of the lease of approximately $5,000.

The table below presents the lease costs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating lease cost	$396,937	$395,188	$1,189,481	$1,184,302

Finance lease cost:

Amortization of right-of-use assets	45,912	47,012	137,736	142,134
Interest on lease liabilities	8,371	10,585	26,792	33,416

Total lease cost	$451,220	$452,785	$1,354,009	$1,359,852

During the nine months ended September 30, 2021 and 2020, the Company recognized sublease income of approximately $110,000 and $81,000, respectively, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$375,911	$375,911	$1,127,733	$1,124,706
Financing cash flows used for financing leases	52,427	53,577	157,281	161,881

Assets obtained in exchange for operating lease liabilities	-	-	-	-

Assets obtained in exchange for finance lease liabilities	-	-	-	75,739

Weighted average remaining lease term:
Operating leases	9 years	9 years	9 years	9 years
Finance leases	4.4 years	5 years	4.4 years	5 years

Weighted average discount rate:
Operating leases	5.59%	5.54%	5.59%	5.54%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2021 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2021	$280,335	$69,972	$350,307
2022	967,827	139,882	1,107,709
2023	878,807	139,080	1,017,887
2024	870,000	139,080	1,009,080
2025	870,000	139,080	1,009,080
Thereafter	4,422,500	68,395	4,490,895

Total undiscounted lease liabilities	8,289,469	695,489	8,984,958
Less: imputed interest	(1,782,210)	(75,884)	(1,858,094)

Net lease liabilities	$6,507,259	$619,605	$7,126,864

As of September 30, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. In addition, the agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. Profits of the sale will be distributed according to the specific terms of the agreement which ended on May 31, 2021. A preliminary accounting for the sale has been received from the agent. Additional expenses of approximately $649,000 are included in accounts payable as of September 30, 2021 which include estimated profits and incentives due the agent. In May 2021, the Company engaged the agent to hold additional sales at the store through December 31, 2021. At that time, all advances will be due. The outstanding balance of the advance is approximately $2,585,000 as of September 30, 2021 and is included in accounts payable in the accompanying consolidated balance sheet.

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

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30,	December 31,
	2021	2020

Shareholder, convertible and contingently convertible notes	$1,241,895	$951,895
Accrued interest	131,485	94,164
	1,373,380	1,046,059
Less: current maturities	(1,373,380)	(1,046,059)

	$-	$-

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable (the “Notes”), some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The Notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) per annum from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The Notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the Notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these Notes of as September 30, 2021 and December 31, 2020 is $338,195. The Notes matured in January 2020 and continue to accrue interest until settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding as of September 30, 2021.

During the quarter ended September 30, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) per annum from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert these notes into common stock at a conversion price of $0.016. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of September 30, 2021. At the issuance date of these notes, it was determined that they contain a beneficial conversion feature which amounts to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the condensed financial statements until the actual conversion occurs.

Based on the variable conversion price of the notes issued prior to 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $639,100 and $491,700 at September 30, 2021 and December 31, 2020, respectively.

Related Party Debt

The following table summarizes related party debt:

	September 30,	December 31,
	2021	2020

Rotman Family convertible notes	$1,967,737	$1,832,707
Rotman Family nonconvertible notes	1,953,509	1,555,500
Accrued interest	334,021	189,394
Debt discount	(43,333)	(4,667)

	4,211,934	3,572,934
Less: current maturities	(332,000)	(1,537,000)

	$3,879,934	$2,035,934

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

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $0.165 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance.

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) per annum from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $0.016. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined that it contains a beneficial conversion feature which amounts to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the condensed financial statements until the actual conversion occurs.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount Including Accrued Interest
		Principal	September 30,	December 31,
	Issue Date	Amount	2021	2020
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$123,900	$117,600
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	65,160	61,847
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,224,234	1,182,890
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	466,375	450,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	108,958	105,207
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	53,958	52,083
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	132,197	-
Jamie Rotman 5.00% note due August 2023	08/17/21	5,000	5,032	-

		$1,967,737	2,179,814	1,970,252

Debt Discount			(43,333)	(4,667)

			$2,136,481	$1,965,585

Based on the variable conversion price for all of these convertible notes issued prior to August 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,194,000 and $1,275,000 at September 30, 2021 and December 31, 2020, respectively.

Rotman Family Nonconvertible Notes

During the nine months ended September 30, 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the note issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest.

In addition, the maturity date of advances made in 2020 has been extended to December 2022.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount Including Accrued Interest
		Principal	September 30,	December 31,
	Issue Date	Amount	2021	2020
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$408,078	$394,297
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	155,458	150,208
Steven Rotman 5.00% note due December 2022	08/24/20	75,000	79,135	76,323
Steven Rotman 5.00% note due December 2022	09/01/20	100,000	105,403	101,653
Steven Rotman 5.00% note due December 2022	09/08/20	145,000	152,693	147,256
Steven Rotman 5.00% note due December 2022	09/15/20	200,000	210,417	202,917
Steven Rotman 5.00% note due December 2022	09/21/20	75,000	78,844	76,031
Steven Rotman 5.00% note due December 2022	10/02/20	50,000	52,500	50,625
Steven Rotman 5.00% note due December 2022	10/08/20	40,000	42,000	40,500
Steven Rotman 5.00% note due December 2022	10/15/20	48,000	50,400	48,600
Steven Rotman 5.00% note due December 2022	10/20/20	50,000	52,500	50,625
Steven Rotman 5.00% note due December 2022	11/02/20	70,000	73,500	70,875
Steven Rotman 5.00% note due December 2022	11/13/20	35,000	36,750	35,438
Steven Rotman 5.00% note due December 2022	11/18/20	35,000	36,750	35,438
Steven Rotman 5.00% note due December 2022	11/20/20	65,000	68,250	65,813
Steven Rotman 5.00% note due December 2022	12/22/20	60,000	63,000	60,750
Steven Rotman 5.00% note due March 2023	01/21/21	35,000	36,215	-
Steven Rotman 5.00% note due March 2023	01/27/21	40,000	41,356	-
Steven Rotman 5.00% note due March 2023	02/03/21	50,000	51,646	-
Steven Rotman 5.00% note due March 2023	02/26/21	100,000	103,000	-
Steven Rotman 5.00% note due March 2023	03/19/21	100,000	102,681	-
Steven Rotman 5.00% note due March 2023	03/25/21	70,000	71,818	-
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	3,059	-

		$1,953,509	$2,075,453	$1,607,349

Approximate maturities for the succeeding years are as follows:

Remainder of 2021	$270,000
2022	1,223,000
2023	1,094,000
2024	223,000
2025	36,000
Thereafter	1,365,934

$4,211,934

NOTE 9 - DERIVATIVE LIABILITIES

As of September 30, 2021 and December 31, 2020, the Company had a $1,833,100 and $1,766,700, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a loss from change in fair value of derivative liabilities of $88,200 and $1,400 for the three and nine months ended September 30, 2021, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at September 30, 2021 and December 31, 2020:

Fair Value of Embedded Derivative Liabilities:

	2021	2020

Balance, beginning of the period	$1,766,700	$1,499,800

Initial measurement of liabilities	65,000	28,000

Change in fair value	1,400	238,900

Balance, end of the period	$1,833,100	$1,766,700

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

As of September 30, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $72,000 and could be converted into 3,186,730 shares of common stock, at the option of the holder.

As of December 31, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 4,801,840 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the nine months ended September 30, 2021, the Company issued 2,533,334 shares under equity purchase agreements for cash proceeds totaling $38,000. Included in stock subscription payable at September 30, 2021, is $270,000 received under common stock subscription agreements for 18,200,001 shares during the year ended December 31, 2020.

During the nine months ended September 30, 2021, 1,767,945 shares of common stock were issued for the conversion of 5,000 shares of preferred stock totaling $88,397.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$398,807	9.8	$723,529	13.0	$1,725,588	7.5	$1,879,831	13.5
Dining Room Furniture	235,945	5.8	309,429	5.6	1,337,503	5.8	1,050,491	7.6
Occasional	422,044	10.4	981,164	17.7	3,186,248	13.8	2,387,054	17.2
	1,056,796	26.0	2,014,122	36.3	6,249,339	27.1	5,317,376	38.3
Upholstery	1,627,212	40.0	1,582,989	28.6	8,200,995	35.4	3,850,867	27.8
Mattresses and Toppers	847,997	20.9	899,693	16.2	3,681,848	15.9	2,291,156	16.5
Broadloom, Flooring and Rugs	143,618	3.5	464,408	8.4	1,996,618	8.6	970,593	7.0
Warranty	142,709	3.5	119,329	2.2	589,729	2.5	400,789	2.9
Air Purification Units	192,755	4.7	29,309	0.5	1,783,965	7.7	222,133	1.6
Accessories and Other	55,510	1.4	434,713	7.8	648,226	2.8	812,793	5.9
	$4,066,597	100.0	$5,544,563	100.0	$23,150,720	100.0	$13,865,707	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $623,501 and $1,024,788 of stock-based compensation for the nine months ended September 30, 2021 and 2020, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $751,671 and $2,177,806 at September 30, 2021 and December 31, 2020, respectively.

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

In total for the nine months ended September 30, 2021 and 2020, the Company recorded $12,298 and $16,957, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of September 30, 2021 was $14,761 for non-vested share-based awards to be recognized over a period of approximately three years.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2021, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of September 30, 2021. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of September 30, 2021. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2020	27,874,938	$0.19	2.47

Exercisable, December 31, 2020	27,124,938	$0.19	2.59

Granted	-	-	-

Exercised	-	-	-

Forfeited	(750,000)	0.57	-

Outstanding, September 30, 2021	27,124,938	$0.19	2.67

Exercisable, September 30, 2021	26,749,938	$0.20	2.67

As of September 30, 2021 and 2020, there was no aggregate intrinsic value of the Company’s outstanding options. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2021:

				Weighted
			Weighted	Average
	Number of Shares	Weighted Average Fair Value	Average Exercise Price	Remaining Contractual Life (Years)

Outstanding, December 31, 2020	14,205,912		$0.08	2.53

Granted	-		-	-

Exercised	-		-	-

Forfeited	(3,713,180)		0.22	-

Expired	-		-	-

Outstanding, September 30, 2021	10,492,732		$0.08	2.62

Exercisable, September 30, 2021	10,492,732		$0.08	2.62

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the nine months ended September 30, 2021, the Company expensed approximately $317,000 related to this employment agreement. As of September 30, 2021, the Company had a stock subscription payable balance of $173,000, or approximately 7,117,000 shares to be issued in the future and $105,000 of reimbursable expenses payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000. On August 9, 2021, the Company issued 29,205,927 shares to Steven Rotman for past services.

In addition, the Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable is 10 million shares valued at $291,000.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of September 30, 2021, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the nine months ended September 30, 2021, the Company expensed approximately $349,000 related to the consulting agreement. In addition, the Company issued 11,364,904 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred. As of September 30, 2021, the Company had a stock subscription payable balance of $214,000, or approximately 8,786,000 shares and a balance of $135,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at September 30, 2021 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the nine months ended September 30, 2021, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

The Company entered into a second exclusive sales agreement with a third-party agent to assist with promotional sales events at its Rotmans showroom. Inventory is purchased in the Company’s name on the agent’s credit lines. The agent has a purchase money security interest in the inventory and proceeds therefrom. The agent also agreed to advance funds, at their discretion, to the Company for operating expenses. The sale agreement will continue through December 31, 2021 unless terminated earlier by the agent. The Company agreed not to operate its business outside the ordinary course of business without the consent of the agent. The Company agreed to repay all advances by December 31, 2021.

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

Stock Subscription Payable

At September 30, 2021 and December 31, 2020, the Company recorded $1,125,421 and $2,589,556, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended September 30, 2021 and December 31, 2020:

	Amount	Shares

Balance, January 1, 2020	$1,150,125	31,439,401
Additions, net	1,640,631	71,991,955
Issuances, net	(201,200)	(4,000,000)

Balance, December 31, 2020	2,589,556	99,431,356
Additions, net	683,954	29,688,661
Issuances, net	(2,148,089)	(81,110,994)

Balance, September 30, 2021	$1,125,421	48,009,023

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the nine months ended September 30, 2021, the Company made approximately 17% of its purchases from one major vendor. The Company owed its major vendor approximately $167,000 at September 30, 2021.

During the nine months ended September 30, 2020, there were no significant vendor concentrations.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended September 30, 2021 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Nine Months Ended
	September 30,
	2021	2020

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of September 30, 2021 and December 31, 2020 are as follows:

	2021	2020

NOL carryforwards	$7,275,000	$6,625,000

Less valuation allowance	(7,275,000)	(6,625,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $34,600,000 as of September 30, 2021, of which approximately $18,400,000 expires beginning in 2024 and $16,200,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $15,900,000 as of September 30, 2021 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of September 30, 2021, Rotmans has a net operating loss carryforward of approximately $4,200,000 for federal income tax purposes of which $710,000 expires beginning in 2029 and $3,490,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,300,000 which expires beginning in 2022.

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

NOTE 18 - SUBSEQUENT EVENTS

In connection with the closing of a leased warehouse in September, the Company exercised an option to purchase two equipment leases in October totaling approximately $59,000 and sold the equipment in November 2021 for approximately $34,000.

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

About Vytex

Vytex is a multi-patented latex raw material in which the allergy causing proteins are reduced to a level that falls at or below detection based on ASTM approved test methods. Vytex has been available as a raw material commercially for ten years and through that time has a dedicated group of manufacturers who use it in end products such as electrical gloves, condoms, adhesives, etc. Ironically, most use Vytex as it’s better for their manufacturing process as an easier to use raw material and not for protein properties. As of mid-2020 Vystar and the Indian Rubber Manufacturers Research Association’s (IRMRA) have been actively collaborating to develop viscoelastic deproteinized natural rubber (DPNR) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach. Additionally, this research, while slowed by the COVID-19 pandemic, has also shown attributes with extra low ammonia offerings that are desired and now sampled.

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (CMC Global) to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex. Also as Vystar uses its relationships in the foam arena that endeavor is now in the sampling mode as well. Additionally Vystar now has a testing supply of Vytex dry rubber for larger trials. Both the foam and dry rubber projects in addition to other sustainability projects proposed by manufacturers wanting a more natural end product are proceeding and on track for a solid 2022. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining Cameroon with strategically placed contract processors based on geographical needs.

Vystar Board member Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting the new economic circumstances; including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability programme (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation is available on vytex.com.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	CONSOLIDATED

Revenue	$4,066,597	$5,544,563	$(1,477,966)	-26.7%

Cost of revenue	1,932,290	2,527,403	(595,113)	-23.5%

Gross profit	2,134,307	3,017,160	(882,853)	-29.3%

Operating expenses:
Salaries, wages and benefits	1,188,835	1,535,449	(346,614)	-22.6%
Share-based compensation	207,382	716,161	(508,779)	-71.0%
Agent fees	312,214	579,750	(267,536)	100.0%
Professional fees	124,285	311,514	(187,229)	-60.1%
Advertising	365,369	469,383	(104,014)	-22.2%
Rent	331,056	300,965	30,091	10.0%
Service charges	147,466	132,542	14,924	11.3%
Depreciation and amortization	193,158	249,834	(56,676)	-22.7%
Other operating	812,817	892,239	(79,422)	-8.9%

Total operating expenses	3,682,582	5,187,837	(1,505,255)	-29.0%

Loss from operations	(1,548,275)	(2,170,677)	622,402	-28.7%

Other income (expense):
Interest expense	(186,732)	(430,711)	243,979	-56.6%
Change in fair value of derivative liabilities	(88,200)	143,000	(231,200)	-161.7%
Loss on settlement of debt, net	-	(1,419,461)	1,419,461	-100.0%
Loss on legal settlement	-	(101,000)	101,000	-100.0%
Other income (expense), net	(135,612)	15,316	(150,928)	-985.4%

Total other income (expense), net	(410,544)	(1,792,856)	1,382,312	-77.1%

Net loss	(1,958,819)	(3,963,533)	2,004,714	-50.6%

Net loss attributable to noncontrolling interest	439,512	372,759	66,753	17.9%

Net loss attributable to Vystar	$(1,519,307)	$(3,590,774)	$2,071,467	-57.7%

Revenues

Revenues for the three months ended September 30, 2021 and 2020 were $4,066,597 and $5,544,563, respectively, for a decrease of $1,477,966 or 26.7%. The decrease in revenues was due to the success of the high impact closing to remodel sale at Rotmans which took away market share in this quarter and a decrease in sales of the RxAir units. Last year’s revenues were impacted by the COVID-19 pandemic and the showroom closing on March 24, 2020. The store processed limited customer deliveries for prior orders and internet sales during the closing through re-opening on June 10, 2020.

The Company reported a decrease in gross profit to $2,134,307 for the three-month period ended September 30, 2021 compared to gross profit of $3,017,160 for the three-month period ended September 30, 2020, a decrease of $882,853 or 29.3%. The decrease in gross profit was primarily due to the reduction in revenues.

The cost of revenue for the three months ended September 30, 2021 and 2020 was $1,932,290 and $2,527,403, respectively, a decrease of 23.5%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $3,682,582 and $5,187,837 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,505,255 or 29%. The decrease was due in part to reduced payroll and other variable costs with the reduction in revenues.

Other Income (Expense)

Other expense for the three months ended September 30, 2021 was $410,544, which consisted of interest expense of $186,732, change in fair value of derivative liabilities of $88,200 and other income of $135,612. This compares to other expense of $1,792,856 for the three months ended September 30, 2020, which consisted of interest expense of $430,711, loss on settlement of debt, net of $1,419,461, change in fair value of derivative liabilities of $143,000, loss on legal settlement of $101,000 and other income of $15,316.

Net Loss

Net loss was $1,958,819 and $3,963,533 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $2,004,714 or 50.6%. The decrease was primarily attributable to a nonrecurring loss on settlement of debt, net of $1,419,461 in 2020.

Comparison of the Nine Months Ended September 30, 2021 with the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	CONSOLIDATED

Revenue	$23,150,720	$13,865,707	$9,285,013	67.0%

Cost of revenue	10,576,205	6,450,421	4,125,784	64.0%

Gross profit	12,574,515	7,415,286	5,159,229	69.6%

Operating expenses:
Salaries, wages and benefits	4,713,623	3,655,162	1,058,461	29.0%
Share-based compensation	623,501	1,024,788	(401,287)	-39.2%
Agent fees	2,641,654	635,919	2,005,735	100.0%
Professional fees	343,246	855,397	(512,151)	-59.9%
Advertising	1,774,022	1,150,540	623,482	54.2%
Rent	967,287	894,275	73,012	8.2%
Service charges	456,481	360,465	96,016	26.6%
Depreciation and amortization	577,539	737,682	(160,143)	-21.7%
Other operating	2,490,302	2,161,852	328,450	15.2%

Total operating expenses	14,587,655	11,476,080	3,111,575	27.1%

Loss from operations	(2,013,140)	(4,060,794)	2,047,654	-50.4%

Other income (expense):
Interest expense	(540,062)	(1,646,104)	1,106,042	-67.2%
Change in fair value of derivative liabilities	(1,400)	(336,900)	335,500	-99.6%
Gain (loss) on settlement of debt, net	2,675,926	(1,419,461)	4,095,387	-288.5%
Loss on legal settlement	-	(101,000)	101,000	-100.0%
Other income (expense), net	(35,688)	35,990	(71,678)	-199.2%

Total other income (expense), net	2,098,776	(3,467,475)	5,566,251	-160.5%

Net income (loss)	85,636	(7,528,269)	7,613,905	-101.1%

Net (income) loss attributable to noncontrolling interest	(823,363)	703,846	(1,527,209)	-217.0%

Net loss attributable to Vystar	$(737,727)	$(6,824,423)	$6,086,696	-89.2%

Revenues

Revenues for the nine months ended September 30, 2021 and 2020 were $23,150,720 and $13,865,707, respectively, for an increase of $9,285,013 or 67%. The increase in revenues was due to the high impact closing to remodel sale at Rotmans and an increase in sales of the RxAir units. In 2020, the Rotmans showroom was closed from March 24 through June 10, 2020 due to the COVID-19 pandemic. During this period, the Company processed limited customer deliveries for prior orders and internet sales.

The Company reported a significant increase in gross profit to $12,574,515 for the nine-month period ended September 30, 2021 compared to gross profit of $7,415,286 for the nine-month period ended September 30, 2020, an increase of $5,159,229 or 69.6%. The increase in gross profit was due to increased revenues and a change in purchasing which started when the store reopened in June 2020 and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors. 2021 results also include the margins of RxAir units.

The cost of revenue for the nine months ended September 30, 2021 and 2020 was $10,576,205 and $6,450,421, respectively, an increase of 64%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $14,587,655 and $11,476,080 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3,111,575 or 27.1%. The increase was due in part to fees incurred under an agreement with a third-party agent to assist the Company with the high-impact sale at Rotmans and the recurring costs of operating the Rotmans showroom which was closed much of the second quarter in 2020.

Other Income (Expense)

Other income for the nine months ended September 30, 2021 was $2,098,776 which consisted of interest expense of $540,062, gain on settlement of debt, net of $2,675,926, change in fair value of derivative liabilities of $1,400 and other expense of $35,688. Included in gain on settlement of debt, net is PPP loan forgiveness of $2,805,800. This compares to other expense of $3,467,475 for the nine months ended September 30, 2020, which consisted of interest expense of $1,646,104, loss on settlement of debt of $1,419,461, change in fair value of derivative liabilities of $336,900, loss on legal settlement of $101,000 and other income of $35,990.

Net Income (Loss)

Net income was $85,636 for the nine months ended September 30, 2021 compared to a net loss of $7,528,269 for the nine months ended September 30, 2020, an increase of $7,613,905. The increase in net income was due to PPP loan forgiveness of $2,805,800, increased sales and margins from the operations of Rotmans and the sale and margins on RxAir units.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2021, the Company had cash of $346,631 and a deficit in working capital of approximately $5.6 million. Further, at September 30, 2021, the accumulated deficit amounted to approximately $49.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure.

Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees. The Company will also raise capital with common stock subscription issuances. The current agreement with a national sales event company has allowed Rotmans to meet its financial obligations and provided the Company flexibility and time needed to develop a new retail furniture sale model. During the quarter ended September 30, 2021, the Company closed its outside warehouse in an effort to reduce costs and consolidate its operations in one location to create additional efficiencies.

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

Sources and Uses of Cash

Net cash used in operating activities was $2,768,529 for the nine months ended September 30, 2021 as compared to net cash used in operating activities of $2,353,944 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash used in operations was primarily due to the reduction of accrued expenses and unearned revenue and non-cash related add-back of share-based compensation expense, depreciation, amortization and gain on settlement of debt, net.

The Company had cash provided by investing activities of $399,170 during the nine months ended September 30, 2021 as compared to $133,878 of cash used in investing activities for the nine months ended September 30, 2020.

Net cash provided by financing activities was $2,095,451 during the nine months ended September 30, 2021, as compared to cash provided of $2,487,380 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash was provided by PPP loan proceeds of $1,402,900, shareholder debt of $290,000, related party term debt in the amount of $533,039 offset by finance lease obligations repayment of $130,488.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended September 30, 2021 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2021, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2021. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2022 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have not been fully resolved and have arisen in the ordinary course of business. See the discussion of pending legal proceedings in Note 14 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued 866,667 shares of common stock subscribed under a stock subscription agreement dated in July 2020 for $13,000. The other issuance in the quarter was in connection with share-based compensation. There were no current sales of unregistered securities.

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

VYSTAR CORPORATION

Date: November 22, 2021	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

