Form 10-K
period 2021-12-31
Vystar Corp
filed 2022-05-17
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒

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

As of June 30, 2021, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2021) was $24,071,498. See Item 12.

As of May 16, 2022, there were 1,294,125,560 shares of the registrant’s common stock outstanding and 8,698 shares of the registrants Series A preferred stock.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

Company Background

In May of 2018, Vystar acquired substantially all of the assets of UV Flu Technologies, Inc. (formerly traded on the OTC under the ticker UVFT), whose patented ViraTech™ UV light air purification technology destroys greater than 99% of airborne bacteria, viruses and other microorganisms and virtually eliminates concentrations of odors and volatile organic compounds (“VOCs”) and created the RxAir division.

The RxAir product line includes:

●	RXair™ Residential Filterless Air Purifier

●	RX400 ™ U.S. Food and Drug Administration (“FDA”) cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

RxAir promotes a healthy lifestyle improving the quality of life of each and every customer. Independently tested by the U.S. Environmental Protection Agency (“EPA”) and FDA-certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and VOCs. The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units. RxAir units are sold online at www.RxAir.com and are available through multiple third-party distributors. RxAir® and ViraTech ® are registered trademarks of Vystar Corporation.

Vystar is the exclusive creator of Vytex Natural Rubber Latex (“NRL”), a multi-patented, all-natural, raw material that contains significantly reduced levels of the proteins found in natural rubber latex and can be used in over 40,000 products. Vytex NRL is a 100% renewable resource, environmentally safe, “green” and fully biodegradable. Vystar is working with manufacturers across a broad range of consumer and medical products bringing Vytex NRL to market in adhesives, gloves, balloons, condoms, other medical devices and natural rubber latex foam mattresses, toppers, and pillows.

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

Employees

As of December 31, 2021, Vystar had one employee, Steven Rotman, CEO. Rotmans had 43 full-time and 15 part-time employees. None of the employees are represented by a labor organization or a party to any collective bargaining arrangement.

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

At December 31, 2021 our cash position was $151,175 and we had an accumulated deficit of $51,410,516. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. The Company is also evaluating adopting a consignment-based sales model at Rotmans. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

The following risk factors apply to our RxAir business:

We face significant competition from multinational and regional manufacturers.

The growing air purification market is highly competitive with companies offering wide range of air purifiers sold through e-commerce websites, company-owned websites, retailer and their websites and distributors. Market participants compete on product performance, quality, price and reputation.

We are dependent upon the ability of our third-party producers to meet our requirements.

We source our products from non-exclusive, third-party producers, many of which are located in foreign countries. We depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as insufficient quality control, failures to meet production deadlines or increases in manufacturing costs.

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

Our business model is based on experience derived from the marketplace. There are no assurances that this experience will prove to be valid for our future operations or plans.

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

We expect to derive most of our Vytex NRL business revenue from the sales of our Vytex Natural Rubber Latex raw material to various manufacturers of rubber and rubber end products using NRL through our distribution agreement with CMC Global. We pay natural rubber latex processors a fee for the service of manufacturing and creating Vytex NRL for us under our manufacturing and distribution agreements. Conversely, Vystar collects a fee under the CMC Global licensing model. Our Vytex NRL product operates within broad, diverse and rapidly changing markets. As a result, widespread acceptance and use of product is critical to our future growth and success. If the market for our product fails to grow or grows more slowly than we currently anticipate, demand for our product could be negatively affected.

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

The markets for our product are competitive and rapidly changing. With the introduction of new technologies, increasing scrutiny of alternative lattices such as Russian dandelion, and new market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced license fees or the failure of our products to achieve or maintain widespread market acceptance.

While continued interest is strong in a new innovative product in the natural rubber latex industry, pricing and regulatory approvals remain a key selling factor.

Our Vytex revenue will vary based on fluctuations in commodity prices for NRL.

NRL is a commodity and, as such, its price fluctuates daily. Our raw material revenue including licensing fees and cost of goods will also fluctuate upward or downward based upon changing market prices for the raw material used to produce Vytex NRL. Prolonged periods of lowered market prices can also cause manufacturers to review synthetic price drops as they look for even lower cost alternatives to NRL.

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

Over the past several years, samples of Vytex NRL have been made available to over 50 natural rubber latex and latex substitute end product manufacturers, 30 of which have been in place since early 2009. Since the completion of the Vytex NRL Standard Operation Procedures (SOPs), Vytex has been produced at Revertex (Malaysia), Occidente (Guatemala), KAPVL (India) and most recently Mardec-Yala (Thailand) and MMG (Thailand). Under the 2020 agreement with CMC Global, that entity is responsible for manufacturing, marketing and selling Vytex exclusively including sampling. Manufacturers that have signed a ‘sampling’ agreement with us have been provided with samples of Vytex NRL for validating its use in their manufacturing processes.

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

The impacts of COVID-19 and measures to prevent its spread across the globe have affected businesses in a number of ways. When we closed our showroom at the end of March 2020, there was significant uncertainty as to when we could resume business. When we re-opened in June 2020, consumer demand was strong but our supply chain was strained and resulted in late arrivals of products. Our inability to deliver products in a timely manner negatively affected our sales. The pandemic has effected our ability to hire and train qualified employees to address temporary labor disruptions or labor shortages. COVID-19 has effected consumer demand for products, workforce availability and our results of operations, financial condition, liquidity and cash flows.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2021, we had federal net operating loss (“NOL”) carry-forwards of approximately $36 million ($32 million for 2020) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2021; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and the parties are now moving forward with preparing summary judgment motions for their respective claims. Motions should be fully submitted to the Court by June 2022.

Payment of Wages Action

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement is included in the accompanying financial statements for the year ended December 31, 2020. On May 21, 2021, one former and one current employee of Rotmans filed suit in the Worcester District Court on substantially the same allegations as LaChapelle. In January 2022, the parties settled for a similarly immaterial amount. The Stipulation of Dismissal is expected to be in June 2022 after the settlement payment is made. The settlement is included in the accompanying financial statements for the year ended December 31, 2021.

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

	High	Low
December 31, 2020

First Quarter	$0.01	$0.004

Second Quarter	$0.07	$0.005

Third Quarter	$0.10	$0.01

Fourth Quarter	$0.07	$0.02

December 31, 2021

First Quarter	$0.06	$0.03

Second Quarter	$0.03	$0.02

Third Quarter	$0.03	$0.02

Fourth Quarter	$0.02	$0.01

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2021, there were 212 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2021 through December 31, 2021, we issued 78,577,773 shares of our common stock valued at $2,110,089 for services rendered to the Company, 2,533,334 shares were issued for cash for $38,000, 11,364,791 shares were issued for settlement of related party payable valued at $335,265 and 1,767,945 shares were issued upon conversion of 5,000 shares of preferred stock.

Stock Option Grants

There were no stock option grants issued from January 1, 2021 through December 31, 2021.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

There were no proceeds from October 1, 2021 through December 31, 2021.

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

About Rotmans

Rotmans, the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassing over 170,000 square feet in Worcester, Mass., and employing approximately 50 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans adds approximately $20 million annually to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Significant marketing and advertising opportunities are available for all of Vystar’s brands to Rotmans’ thousands of existing customers. Steven Rotman and a group of dedicated employees provide continuity of management and customer-focused values for the Company.

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

The COVID-19 pandemic is complex and continues to evolve with the emergence and spread of variants. At this point, we cannot reasonably estimate the duration and severity of the pandemic and its impact on our business, results of operations, financial position and cash flows.

Management Objectives

The COVID-19 pandemic has raised awareness of airborne disease transmission and consumers’ desire to reduce their risk of infection through the use of air purifiers. The Company has pivoted its resources to meeting the demand for air purifiers by adding additional distributors to the RxAir sales network and contracting the development of the next generation RxAir Ultraviolet-C light air purifiers.

Vystar and the Indian Rubber Manufacturers Research Association’s (“IRMRA”) are actively collaborating to develop viscoelastic deproteinized natural rubber (“DPNR”) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach.

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

Valuation and Impairment of Intangible and Long-Lived Assets

We perform an impairment assessment of intangible assets including goodwill annually or more frequently as warranted by events or changes in circumstances. We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets. The Company recorded a loss on impairment in 2021 and 2020 of $245,050 and $240,350, respectively, related to the discontinuation of NHS proprietary technology and customer relationships in 2021 and the NHS tradename in 2020.

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

RESULTS OF OPERATIONS

Year ended December 31, 2021 compared to year ended December 31, 2020

	Year Ended December 31,
	2021	2020	$ Change	% Change
	CONSOLIDATED

Revenue	$27,647,879	$20,979,243	$6,668,636	31.8%

Cost of revenue	13,505,600	10,005,075	3,500,525	35.0%

Gross profit	14,142,279	10,974,168	3,168,111	28.9%

Operating expenses:
Salaries, wages and benefits	4,491,864	5,105,668	(613,804)	-12.0%
Share-based compensation	822,070	1,031,850	(209,780)	-20.3%
Agent fees	4,273,308	1,388,598	2,884,710	207.7%
Professional fees	588,137	983,764	(395,627)	-40.2%
Advertising	2,174,005	1,808,115	365,890	20.2%
Rent	1,165,978	1,243,949	(77,971)	-6.3%
Service charges	574,669	523,124	51,545	9.9%
Depreciation and amortization	738,083	795,241	(57,158)	-7.2%
Loss on impairment	245,050	240,350	4,700	2.0%
Other operating	3,454,410	2,697,090	757,320	28.1%

Total operating expenses	18,527,574	15,817,749	2,709,825	17.1%

Loss from operations	(4,385,295)	(4,843,581)	458,286	-9.5%

Other income (expense):
Interest expense	(721,869)	(1,845,916)	1,124,047	-60.9%
Change in fair value of derivative liabilities	53,600	(238,900)	292,500	-122.4%
Gain (loss) on settlement of debt, net	2,688,100	(1,497,061)	4,185,161	-279.6%
Other income, net	724,779	92,764	632,015	681.3%

Total other income (expense), net	2,744,610	(3,489,113)	6,233,723	-178.7%

Net loss	(1,640,685)	(8,332,694)	6,692,009	-80.3%

Net (income) loss attributable to noncontrolling interest	(1,056,647)	724,477	(1,781,124)	-245.8%

Net loss attributable to Vystar	$(2,697,332)	$(7,608,217)	$4,910,885	-64.5%

Revenues

Consolidated revenues for the year ended December 31, 2021 and 2020 were $27,647,879 and $20,979,243, respectively, for an increase of $6,668,636 or 31.8%. The increase in revenues from operations was principally due to the success of the high impact closing to remodel sale at Rotmans which took place in the first quarter of 2021.

Consolidated gross profit for the year ended December 31, 2021 and 2020 was $14,142,279 and $10,974,168, respectively, for an increase of $3,168,111 or 28.9%. Consolidated cost of revenue for year ended December 31, 2021 and 2020 was $13,505,600 and $10,005,075, respectively, an increase of $3,500,525 or 35%. The increase in gross profit and cost of revenue was primarily due to increased revenues, continued change in purchasing and the reduction of special offers. Merchandise is being purchased in large quantities from fewer vendors.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, agent fees and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and occupancy costs. The Company’s consolidated operating expenses was $18,527,574 and $15,817,749 for the year ended December 31, 2021 and 2020, respectively, for an increase of $2,709,825 or 17.1%. The increase in operating expenses was primarily due to fees incurred under an agreement with a third-party agent to assist the Company with a high-impact sale at Rotmans.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 and 2020 was $2,744,610 and ($3,489,113), respectively, for a net increase of $6,233,723 or a reduction in expense of 178.7%. Increases in other income (expense) in 2021 included reduction of interest expense of $1,124,047, gain (loss) on settlement of debt of $4,185,161, an increase in change in value of derivative liabilities of $292,500 and an increase in other income of $632,015.

Net Loss

Net loss for the year ended December 31, 2021 and 2020 was $1,640,685 and $8,332,694, respectively, for a decrease in net loss of $6,692,009 or 80.3%. Net loss in 2021 and 2020 includes net (income) loss attributable to noncontrolling interest of ($1,056,647) and $724,477, respectively. The smaller net loss the Company experienced in the year ended December 31, 2021 versus the same period in 2020 was attributable to increased operating efficiencies and COVID-19 programs mainly the Paycheck Protection Program loans forgiven of $2,805,800 and Employee Retention Credits of $771,287.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2021, the Company had cash of $151,175 and a deficit in working capital of $8,306,611. For the year ended December 31, 2021, the Company had a net loss of $1,640,685 and an accumulated deficit of $51,410,516. For the year ended December 31, 2020, the Company had a net loss of $8,332,694 and the accumulated deficit amounted to $48,713,184. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $2,864,142 for the year ended December 31, 2021 as compared to $2,262,940 for the year ended December 31, 2020. During the year ended December 31, 2021, cash used in operations was primarily due to the net loss for the year of $1,640,685 net of non-cash related add-back of share-based compensation, depreciation and amortization.

The Company had $371,431 cash provided by investing activities during the year ended December 31, 2021 as compared to $133,878 cash used in investing activities for the year ended December 31, 2020. During the year ended December 31, 2021, cash provided by investing activities was related to the sales of property and equipment and investments.

Net cash provided by financing activities was $2,023,347 during the year ended December 31, 2021, as compared to cash provided of $2,945,002 during the year ended December 31, 2020. During 2021, cash was provided from the proceeds in notes payable in the amount of $2,225,939 net of repayments of finance leases in the amount of $202,592. During 2020, cash was provided from the proceeds in notes payable in the amount of $3,309,400, repayments on notes payable and finance leases in the amount of $967,938, net repayments on line of credit of $210,200, $456,490 in proceeds from common stock issuances, advances from stock subscription payable of $308,000 and proceeds from stock subscription receivable of $49,250.

A successful transition to profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, as well as increased revenue from RxAir air purifier sales and Vytex license fees, that now also include the Company’s association with foam cores made from Vytex used in mattresses, mattress toppers and pillows.

There can be no assurances that we will be able to achieve projected levels of revenue in 2022 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2022, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Certain Relationships and Related Transactions

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2021, the Company expensed approximately $422,000 related to this employment agreement and issued 29,205,927 shares of common stock for past services. As of December 31, 2021, the Company had a stock subscription payable balance of $286,625, or approximately 14,797,000 shares to be issued in the future, $123,155 of reimbursable expenses payable and $116,403 of unpaid salary.

Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2021, the Company expensed approximately $461,000 related to the consulting agreement and issued 30,038,513 shares of common stock for past services. In addition, the Company issued 11,364,791 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred. As of December 31, 2021, the Company had a stock subscription payable balance of approximately $281,000 or approximately 15,603,000 shares and a balance of $180,000 in accounts payable related to this related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vystar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vystar Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Vystar Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Vystar Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Analysis of Goodwill and Intangible Assets

As of December 31, 2021, the Company’s goodwill and intangible assets were $1,669,171. Goodwill and intangible assets are tested for impairment at least annually at the reporting unit level and asset level, respectively. During the year ended December 31, 2021, the Company recorded a $245,050 impairment loss.

Auditing management’s annual goodwill and intangible assets impairment test is complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units and intangible assets. In particular, the fair value estimates are sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, operating margin, working capital requirements, terminal value and market multiples, which are affected by expectations about future market or economic conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included obtaining an understanding of the Company’s review process related to assessing the Company’s goodwill and intangible assets for impairment, such as management’s review of the valuation models, the underlying assumptions used in the model and the related accounting conclusions. To test the estimated fair value of the Company’s reporting units and intangible assets, we performed audit procedures that include, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and performed procedures to identify information that might contradict the Company’s selected methodologies and associated significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and intangible assets that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company. Lastly, we also evaluated the Company’s financial statement disclosures related to these matters.

Fair Value of Derivative Liability

As of December 31, 2021, the Company had significant derivative liabilities totaling $1,778,100 and recorded a $53,600 gain from change in fair value of derivative liabilities during the year ended December 31, 2021. The derivative liability activity relates to embedded conversion features within convertible notes payable. The Company analyzed the conversion features of the various note agreements for derivative accounting consideration under Accounting Standards Codification (“ASC”) 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as derivatives because the conversion prices of these convertible notes payable are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

/s/ Macias Gini & O’Connell LLP

We have served as Vystar Corporation auditor since 2020.

Irvine, CA

May 16, 2022

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$151,175	$620,539
Accounts receivable, net	68,541	236,106
Other receivables	875,362	-
Inventories	3,784,420	6,546,481
Investments - equity securities, at fair value	-	127,910
Prepaid expenses and other	337,013	565,550
Deferred commission costs	73,625	106,954

Total current assets	5,290,136	8,203,540

Property and equipment, net	832,099	1,631,651

Operating lease right-of-use assets	7,776,978	9,199,730

Finance lease right-of-use assets, net	551,037	730,761

Other assets:
Intangible assets, net	1,208,870	1,835,987
Goodwill	460,301	460,301
Inventories, long-term	657,177	438,161
Deferred commission costs, net of current portion	60,586	134,213
Other	20,274	26,253

Total other assets	2,407,208	2,894,915

Total assets	$16,857,458	$22,660,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,149,570	$4,830,143
Accrued expenses	897,420	3,422,796
Stock subscription payable	1,247,549	2,589,556
Operating lease liabilities - current maturities	634,000	1,095,500
Finance lease liabilities - current maturities	134,000	172,900
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,388,904	1,046,059
Related party debt - current maturities	1,487,000	1,537,000
Unearned revenue	880,204	1,904,256
Derivative liabilities	1,778,100	1,766,700

Total current liabilities	13,596,747	18,364,910

Long-term liabilities:
Term notes, net of current maturities	-	1,402,900
Operating lease liabilities, net of current maturities	5,683,736	6,515,103
Finance lease liabilities, net of current maturities	443,882	577,192
Unearned revenue, net of current maturities	241,991	523,515
Related party debt, net of current maturities and debt discount	2,791,401	2,035,934

Total long-term liabilities	9,161,010	11,054,644

Total liabilities	22,757,757	29,419,554

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized;8,698 and 13,698 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (liquidation preference of $74,531 and $100,698 at December 31, 2021 and December 31, 2020, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,294,175,560 and 1,119,931,717 shares issued at December 31, 2021 and December 31, 2020, respectively, and 1,294,145,560 and 1,119,901,717 shares outstanding at December 31, 2021 and December 31, 2020, respectively	129,415	119,990
Additional paid-in capital	43,723,389	41,233,471
Accumulated deficit	(51,410,516)	(48,713,184)
Common stock in treasury, at cost; 30,000 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,557,741)	(7,359,752)

Noncontrolling interest	1,657,442	600,795

Total stockholders’ deficit	(5,900,299)	(6,758,957)

Total liabilities and stockholders’ deficit	$16,857,458	$22,660,597

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Revenue	$27,647,879	$20,979,243

Cost of revenue	13,505,600	10,005,075

Gross profit	14,142,279	10,974,168

Operating expenses:
Salaries, wages and benefits	4,491,864	5,105,668
Share-based compensation	822,070	1,031,850
Agent fees	4,273,308	1,388,598
Professional fees	588,137	983,764
Advertising	2,174,005	1,808,115
Rent	1,165,978	1,243,949
Service charges	574,669	523,124
Depreciation and amortization	738,083	795,241
Loss on impairment	245,050	240,350
Other operating	3,454,410	2,697,090

Total operating expenses	18,527,574	15,817,749

Loss from operations	(4,385,295)	(4,843,581)

Other income (expense):
Interest expense	(721,869)	(1,845,916)
Change in fair value of derivative liabilities	53,600	(238,900)
Gain (loss) on settlement of debt, net	2,688,100	(1,497,061)
Other income, net	724,779	92,764

Total other income (expense), net	2,744,610	(3,489,113)

Net loss	(1,640,685)	(8,332,694)

Net (income) loss attributable to noncontrolling interest	(1,056,647)	724,477

Net loss attributable to Vystar	$(2,697,332)	$(7,608,217)

Basic and diluted loss per share:
Net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,270,471,877	1,123,842,260

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit
Ending balance December 31, 2019	13,828	$1	1,105,762,080	$110,573	$38,436,607	$(41,104,967)	(30,000)	$(30)	$(2,557,816)	$1,325,272	$(1,232,544)

Common stock issued for services			22,441,878	2,245	551,924				554,169		554,169

Share based compensation - options					21,872				21,872		21,872

Common stock issued for settlement of warrants			-	-	-				-		-

Common stock issued for cash received, net			30,433,402	3,043	453,447				456,490		456,490

Common stock issued for conversion of loan			41,250,000	4,125	1,769,625				1,773,750		1,773,750

Preferred stock conversion	(130)		44,357	4	(4)				-		-

Net loss	-	-	-	-	-	(7,608,217)	-	-	(7,608,217)	(724,477)	(8,332,694)

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services			78,577,773	7,858	2,102,231				2,110,089		2,110,089

Share based compensation - options					15,989				15,989		15,989

Common stock issued for settlement of related party payable			11,364,791	1,136	334,129				335,265		335,265

Common stock issued for cash received in prior period			2,533,334	254	37,746				38,000		38,000

Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-

Net loss	-	-	-	-	-	(2,697,332)	-	-	(2,697,332)	1,056,647	(1,640,685)

Ending balance December 31, 2021	8,698	$1	1,294,175,560	$129,415	$43,723,389	$(51,410,516)	(30,000)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,640,685)	$(8,332,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	822,070	1,031,850
Depreciation	353,833	378,282
Bad debts	278,377	15,130
Amortization of intangible assets	384,250	416,959
Noncash lease expense	345,355	423,035
Amortization of debt discount	42,585	746,207
Impairment loss	245,050	240,350
Change in fair value of derivative liabilities	(53,600)	238,900
Interest paid by issuance of common stock	-	160,000
Unamortized term debt issuance costs	-	16,500
Loss on sale of property and equipment	210,951	-
Loss on sale of investments	4,180	-
Net unrealized (gain) loss on available-for-sale investments	(20,480)	21,607
(Gain) loss on settlement of debt, net	(2,688,100)	1,497,061
(Increase) decrease in assets:
Accounts receivable	(110,812)	(212,710)
Other receivables	(875,362)	-
Inventories	2,543,045	(1,934,544)
Prepaid expenses and other	234,514	45,554
Deferred commission costs	106,956	104,980
Increase (decrease) in liabilities:
Accounts payable	536,991	28,522
Accrued expenses and interest payable	(2,277,684)	2,924,872
Unearned revenue	(1,305,576)	(72,801)

Net cash used in operating activities	(2,864,142)	(2,262,940)

Cash flows from investing activities:
Acquisition of property and equipment	(115,396)	(130,195)
Proceeds from the sale of property and equipment	344,800	-
Proceeds from the sale of investments	144,210	-
Patents and trademark fees	(2,183)	(3,683)

Net cash provided by (used in) investing activities	371,431	(133,878)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	-	(210,200)
Proceeds from issuance of term debt	1,692,900	2,211,400
Repayment of term debt	-	(797,084)
Repayment of finance lease obligations	(202,592)	(170,854)
Proceeds from the issuance of notes - related parties	533,039	1,098,000
Advances from stock subscription payable	-	308,000
Proceeds from stock subscription receivable	-	49,250
Proceeds from issuance of common stock, net of costs	-	456,490

Net cash provided by financing activities	2,023,347	2,945,002

Net increase (decrease) in cash	(469,364)	548,184

Cash - beginning of year	620,539	72,355

Cash - end of year	$151,175	$620,539

Cash paid during the year for:
Interest	$431,689	$728,002

Non-cash transactions:
Common stock issued for accrued compensation	$2,110,089	$201,200
Derivatives issued as a debt discount	65,000	28,000
Common stock issued for settlement of related party payable	335,265	-
Common stock issued for cash received in prior year	38,000	-
Common stock issued for preferred stock	177	-
Reduction of third-party vendor payable with transfer of inventories	2,886,497	-
Acquisition of inventories with third-party vendor payable at commencement of second sale agreement	2,886,497	-
Lease liabilities arising from obtaining right-of-use assets	24,603	-
Third-party settlement of the Company’s line of credit	-	2,203,339
Common stock issued for settlement of term debt and accrued interest	-	660,000
Term debt issuance costs	-	16,500

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Reclassifications

Loss on impairment balance from the 2020 consolidated financial statements has been reclassified to conform to the 2021 financial statement presentation. Previously included in other income (expense), loss on impairment is included in operating expenses for 2021 and 2020. Such reclassification had no effect on the previously reported net loss for the year ended December 31, 2020.

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

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments remain closed or are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with the emergence and spread of variants. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of December 31, 2021 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates made by management include, among others, allowance for obsolete inventory, the recoverability of long-lived assets, valuation and impairment of intangible assets, fair values of right of use assets and lease liabilities, valuation of derivative liabilities, share-based compensation and other equity issuances. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2021 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2021.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 1.3% in 2021. Amounts sold during the year ending December 31, 2021 were approximately $5,603,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2021, the Company has recorded an allowance for doubtful accounts of $273,000. Before 2021, the Company considered accounts receivable to be fully collectible and no allowance for doubtful accounts was recorded.

Other Receivables

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized employee retention credits of $771,287 during the year ended December 31, 2021 which has been included in other income, net in the consolidated statements of operations. The Company has filed for refunds of the employee retention credits and as of the date of this Annual Report on Form 10-K has subsequently received $154,468 and estimates receiving the remaining refunds by the end of 2022.

Rotmans terminated its agreement with a supplier in 2021 and will receive $100,000 in consideration. As of December 31, 2021, the remaining account balance of $104,075 represents funds due from this termination.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2021, the net balance of property and equipment is $832,099 with accumulated depreciation of $643,984. As of December 31, 2020, the net balance of property and equipment is $1,631,651 with accumulated depreciation of $587,081.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. The Company has five issued patents with the United States Patent and Trade Office (“USPTO”), as well as five issued international Patent Cooperation Treaty (“PCT”) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 9 to 20 years.

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

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. During the year ended December 31, 2021, we recognized an impairment charge of $245,050 related to the proprietary technology and customer relationships involving NHS. During the year ended December 31, 2020, we recognized an impairment charge of $240,350 related to our tradename and brand due to the discontinuation of the NHS tradename.

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

The impairment model permits, and we utilize, a simplified approach for determining goodwill impairment. In the first step, we evaluate the recoverability of goodwill by estimating the fair value of our reporting unit using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of our reporting unit. If the fair value of a reporting unit is less than its carrying value, the Company recognizes this amount as an impairment loss. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value. We did not recognize any impairment of our goodwill during the years ended December 31, 2021 and 2020.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of December 31, 2021, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the years ended December 31, 2021 and 2020 are summarized as follows:

	2021	2020

Balance, beginning of the year	$2,427,771	$2,500,572

Customer deposits received	24,522,061	19,080,557

Warranty coverage purchased	-	118,151

Gift cards purchased	15,860	10,225

Revenue earned	(25,843,497)	(19,281,734)

Balance, end of the year	$1,122,195	$2,427,771

Loss Per Share

The Company presents basic and diluted loss per share. Because the Company reported a net loss for 2021 and 2020, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 26,874,938 and 27,124,938 shares of common stock for 2021 and 2020, respectively, as their effect would be anti-dilutive. Warrants to purchase 10,174,259 and 14,205,912 shares of common stock for 2021 and 2020, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,230,220 and 4,801,840 shares of common stock for 2021 and 2020, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 764,790,568 and 198,441,652 shares of common stock for 2021 and 2020, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2021, and 2020, reserves for estimated sales returns totaled $337,000 and $55,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June 2020. At December 31, 2021, and 2020, deferred warranty revenue was approximately $524,000 and $920,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During 2021, the Company recognized total revenues of approximately $388,000 related to deferred warranty revenue arrangements. During 2020, the Company recorded total proceeds of approximately $118,000 and recognized total revenues of approximately $506,000 related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At December 31, 2021, and 2020, deferred commission costs were approximately $134,000 and $241,000, respectively, and are included in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the years ended December 31, 2021 and 2020, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $2,174,000 and $1,808,000 for the years ended December 31, 2021 and 2020, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2021 and 2020.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2018 through 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company is still evaluating the effect the adoption will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 02019-12 removes certain exceptions to the general principle of ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted ASC 740 in 2021 with no material impact on its financial statements.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2021, the Company had cash of $151,175 and a deficit in working capital of approximately $8.3 million. Further, at December 31, 2021 the accumulated deficit amounted to approximately $51.4 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There can be no assurances the Company will be able to achieve projected levels of revenue in 2022 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2022, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Investments, which represented equity securities in a publicly traded company, were sold during 2021 at a gain of approximately $16,000 which is included in other income (expense). Unrealized holding (gains) losses on available-for-sale securities were approximately ($20,000) and $13,000 in 2021 and 2020, respectively, and have been included in other income (expense) in the accompanying statements of operations. The Company recognized a loss of approximately $4,000 upon liquidation of the investments.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2021	2020

Furniture, fixtures and equipment	$588,624	$1,385,430
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	79,857
Motor vehicles	49,166	49,166

	1,476,083	2,218,732
Accumulated depreciation	(643,984)	(587,081)

Property and equipment, net	$832,099	$1,631,651

Depreciation expense for the years ended December 31, 2021 and 2020 was $353,833 and $378,282, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
			Period
	2021	2020	(in Years)
Amortized intangible assets:
Customer relationships	$150,000	$210,000	6 - 10
Proprietary technology	280,000	610,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	359,101	6 - 20
Noncompete	50,000	50,000	5

Total	2,271,284	2,659,101
Accumulated amortization	(1,071,486)	(832,186)

Intangible assets, net	1,199,798	1,826,915
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,208,870	$1,835,987

Amortization expense for the years ended December 31, 2021 and 2020 was $384,250 and $416,959, respectively. During the year ended December 31, 2021, we recognized an impairment charge of $245,050 related to customer relationships and proprietary technology acquired from NHS. During the year ended December 31, 2020, we recognized an impairment charge of $240,350 related to our tradename and brand due to the discontinuance of the NHS tradename.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2022	$345,249
2023	338,638
2024	239,411
2025	90,550
2026	71,232
Thereafter	114,718
Total	$1,199,798

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

The table below presents the lease costs for years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

Operating lease cost	$1,479,444	$1,579,919

Finance lease cost:

Amortization of right-of-use assets	182,204	188,047
Interest on lease liabilities	34,601	43,454

Total lease cost	$1,696,249	$1,811,420

During the year ended December 31, 2021, the Company recognized sublease income of approximately $145,000, which in included in other income (expense), net in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company recognized sublease income of approximately $112,000, which in included in other income (expense), net in the accompanying consolidated statements of operations.

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

The following table presents other information related to leases:

	Year Ended
	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$1,394,135	$1,500,616
Financing cash flows used for financing leases	231,414	214,308

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	24,603	75,739

Weighted average remaining lease term:
Operating leases	8.9 years	8.9 years
Finance leases	4.3 years	5 years

Weighted average discount rate:
Operating leases	5.59%	5.55%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of December 31, 2021 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

2022	$969,427	$160,692	$1,130,119
2023	878,807	139,080	1,017,887
2024	870,000	139,080	1,009,080
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
Thereafter	3,552,500	-	3,552,500

Total undiscounted lease liabilities	8,010,734	646,327	8,657,061
Less: imputed interest	(1,692,998)	(68,445)	(1,761,443)

Net lease liabilities	$6,317,736	$577,882	$6,895,618

As of December 31, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off the Fidelity line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. A new agreement was entered into with the agent in June 2021. The remaining inventories on hand were used to pay off the liability of the first sale and then simultaneously purchased back for the next sale. The agreement has been amended numerous times and is scheduled to end in August 2022. The agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. The outstanding balance of the advance is approximately $2,082,000 and $2,159,000 as of December 31, 2021 and 2020, respectively, and is included in accounts payable in the accompanying consolidated balance sheet.

Term Notes

On February 24, 2020, the Company entered into an agreement with Libertas Funding LLC (“Libertas”) to sell future sale receipts totaling $1,089,000 for a purchase price of $825,000. The sold amount of future sales receipts were to be delivered weekly to Libertas at predetermined amounts over a period of nine months. Pursuant to a settlement agreement dated August 25, 2020, the amount owed to Libertas has been fully settled with the payment of $525,000 on September 4, 2020. Included in gain (loss) on settlement of debt, net in the accompanying statements of operations for the year ended December 31, 2020 is a gain of approximately $44,000 realized on the Libertas settlement.

On April 16, 2020, Rotmans received $1,402,900 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the CARES Act and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 16, 2020 (the “Note”) in the principal amount of $1,402,900 with United Community Bank (the “Bank”), the lender. Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. On January 24, 2021, the PPP loan was fully forgiven by the SBA.

On February 2, 2021, Rotmans received a second PPP loan of $1,402,900 from the SBA. The terms of the Note are the same of the original PPP loan. On June 25, 2021, the PPP loan was fully forgiven by the SBA. Included in gain (loss) on settlement of debt, net for the year ended December 31, 2021 is $2,805,800 related to the forgiveness of both PPP loans.

Certain investors guaranteed $100,000 each with Ameris Bank (formerly Fidelity Bank) to establish a $500,000 revolving line of credit, the proceeds of which were loaned to the Company. Since the inception of the loan, the Company has paid interest at a rate of 4.5% per annum to Ameris Bank on behalf of the investors. Concurrently, interest payable to the investors has accrued at a rate of 10% per annum. Pursuant to an agreement dated September 3, 2020, the balance of $500,000 plus accrued interest of $160,000 was deemed to be paid in full through the issuance of 41,250,000 shares of the Company’s common stock. Included in gain (loss) on settlement of debt, net for the year ended December 31, 2020 is a loss of approximately $1,114,000 realized on the Ameris settlement.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2021	2020

Shareholder, convertible and contingently convertible notes	$1,241,895	$951,895
Accrued interest	147,009	94,164

	1,388,904	1,046,059

Less: current maturities	(1,388,904)	(1,046,059)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these notes of as December 31, 2021 and 2020 is $338,195. The notes matured in January 2020 and continue to accrue interest until settlement. They are in default as of December 31, 2021. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The notes mature one year from issuance but may be extended one (1) additional year by the Company. The face amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding and in default as of December 31, 2021. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2022, the Company will convert these notes into common stock at a conversion price of $0.016. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of December 31, 2021. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

Based on the variable conversion price of the notes issued prior to 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $647,100 and $491,700 at December 31, 2021 and 2020, respectively.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2021	2020

Rotman Family convertible notes	$1,967,737	$1,832,707
Rotman Family nonconvertible notes	1,953,509	1,555,500
Accrued interest	384,238	189,394
Debt discount	(27,083)	(4,667)

	4,278,401	3,572,934
Less: current maturities	(1,487,000)	(1,537,000)

	$2,791,401	$2,035,934

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $126,000 and $66,000, respectively, at December 31, 2021 and approximately $118,000 and $62,000, respectively, at December 31, 2020.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans. These notes are (i) unsecured, and (ii) bear interest at an annual rate of five percent (5%) from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,238,000 and $472,000, respectively, at December 31, 2021 and approximately $1,183,000 and $451,000, respectively, at December 31, 2020.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note was extended to mature two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $110,000 and $105,000 at December 31, 2021 and 2020, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $55,000 and $52,000, at December 31, 2021 and 2020, respectively.

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $0.165 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. The balance of the note payable including accrued interest to Gregory Rotman is approximately $134,000 at December 31, 2021.

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $0.016. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is aprroximately $5,000 at December 31, 2021.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	December 31,	December 31,
	Issue Date	Amount	2021	2020
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$126,000	$117,600
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	66,264	61,847
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,238,016	1,182,890
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	471,625	450,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	110,208	105,207
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	54,583	52,083
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	133,822	-
Jamie Rotman 5.00% note due August 2022	08/17/21	5,000	5,094	-

		$1,967,737	2,205,612	1,970,252

Debt Discount			(27,083)	(4,667)

			$2,178,529	$1,965,585

Based on the variable conversion price for all of these convertible notes, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,131,000 and $1,275,000 at December 31, 2021 and 2020, respectively.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $413,000 and $157,000, respectively, at December 31, 2021 and approximately $394,000 and $150,000, respectively, at December 31, 2020. No payments have been made by the Company as of December 31, 2021.

During the six months ended December 31, 2020, Steven Rotman advanced the Company funds totaling $1,048,000. In December 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date has been extended to December 2022. The face amount of the note represents the amount due at maturity along with accrued interest. The balance of the note payable including accrued interest to Steven Rotman is approximately $1,115,000 and $1,063,000, at December 31, 2021 and 2020, respectively.

During 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $415,000 at December 31, 2021.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
		Principal	December 31,	December 31,
	Issue Date	Amount	2021	2020
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$412,672	$394,297
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	157,208	150,208
Steven Rotman 5.00% note due December 2022	12/22/20	1,048,000	1,115,243	1,062,844
Steven Rotman 5.00% note due March 2023	03/31/21	395,000	411,652	-
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	3,097	-

		$1,953,509	$2,099,872	$1,607,349

Approximate maturities for the succeeding years are as follows:

2022	$1,487,000
2023	1,105,000
2024	226,000
2025	36,000
2026	38,000
Thereafter	1,386,401

$4,278,401

NOTE 9 - DERIVATIVE LIABILITIES

As of December 31, 2021 and 2020 the Company had a $1,778,100 and $1,766,700, respectively, derivative liability balance on the consolidated balance sheet and recorded a (gain) loss from change in fair value of derivative liabilities of $(53,600) and $238,900 for the years ended December 31, 2021 and 2020, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2021 and 2020:

Fair Value of Embedded Derivative Liabilities:

	2021	2020

Balance, beginning of the year	$1,766,700	$1,499,800

Initial measurement of liabilities	65,000	28,000

Change in fair value	(53,600)	238,900

Balance, end of the year	$1,778,100	$1,766,700

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

As of December 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 3,230,220 shares of common stock, at the option of the holder.

As of December 31, 2020, the 13,698 shares of outstanding preferred stock had undeclared dividends of approximately $103,000 and could be converted into 4,801,840 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the year ended December 31, 2021, the Company issued 2,533,334 shares under equity purchase agreements for cash proceeds received in 2020 totaling $38,000. The Company issued 78,577,773 shares for services and 11,364,791 shares for settlement of a related party payable. See Note 13 for related party details. Included in stock subscription payable at December 31, 2021, is $270,000 received under common stock subscription agreements for 18,000,001 shares during the year ended December 31, 2020.

During the year ended December 31, 2021, 1,767,945 shares of common stock were issued for the conversion of 5,000 shares of preferred stock.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	Year Ended December 31,
	2021		2020
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$2,276,316	8.2	$2,546,691	12.1
Dining Room Furniture	1,641,966	5.9	1,639,621	7.8
Occasional	3,800,158	13.8	3,482,484	16.6
	7,718,440	27.9	7,668,796	36.5
Upholstery	10,162,377	36.8	6,458,173	30.8
Mattresses and Toppers	4,562,374	16.5	3,598,515	17.2
Broadloom, Flooring and Rugs	2,213,054	8.0	1,447,979	6.9
Warranty	740,864	2.7	700,193	3.3
Air Purification Units	1,519,529	5.5	675,354	3.2
Accessories and Other	731,241	2.6	430,233	2.1
	$27,647,879	100.0	$20,979,243	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $822,070 and $1,031,850 of stock-based compensation for the years ended December 31, 2021 and 2020, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $873,799 and $2,177,806 at December 31, 2021 and 2020, respectively.

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

In total for the years ending December 31, 2021 and 2020, the Company recorded $15,989 and $21,872, respectively, of share-based compensation expense related to employee and board members’ stock options. The unrecognized compensation expense as of December 31, 2021 was $11,070 for non-vested share-based awards to be recognized over a period of approximately one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2021, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares, which are all available as of December 31, 2021. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000,000 shares, which are all available as of December 31, 2021. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes all stock option activity of the Company for the years ended December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2019	27,983,271	$0.20	3.45

Granted	-	-	-

Exercised	-	-	-

Forfeited	(108,333)	$0.68	-

Outstanding, December 31, 2020	27,874,938	$0.19	2.47

Granted	-	-	-

Exercised	-	-	-

Forfeited	(700,000)	$0.57	-

Outstanding, December 31, 2021	27,174,938	$0.19	1.53

Exercisable, December 31, 2021	26,874,938	$0.20	1.48

Exercisable, December 31, 2020	27,124,938	$0.19	2.59

As of December 31, 2021 and 2020, there was no aggregate intrinsic value on the Company’s outstanding options. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion, and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the years ended December 31, 2021 and 2020:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2019	14,237,646	-	$0.07	3.58

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(31,734)	-	$1.29	-

Expired	-	-	-	-

Outstanding, December 31, 2020	14,205,912	-	$0.08	2.53

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(4,031,653)	-	$0.22	-

Expired	-	-	-	-

Outstanding, December 31, 2021	10,174,259	-	$0.08	2.36

Exercisable, December 31, 2021	10,174,259	-	$0.08	2.36

Exercisable, December 31, 2020	14,205,912	-	$0.08	2.53

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2021, the Company expensed approximately $422,000 related to this employment agreement and issued 29,205,927 shares of common stock for past services. As of December 31, 2021, the Company had a stock subscription payable balance of $286,625 or approximately 14,797,000 shares to be issued in the future, $123,155 of reimbursable expenses payable and $116,403 of unpaid salary payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000. On August 9, 2021, the Company issued 29,205,927 shares to Steven Rotman for past services.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable is 10 million shares valued at $291,000, of which 2 million shares valued at $58,200 is included in Steven Rotman’s balance above.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2021, the Company had a stock subscription payable balance of approximately $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2021, the Company expensed approximately $461,000 related to the consulting agreement and issued 30,038,513 shares of common stock for past services. In addition, the Company issued 11,364,791 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred.

As of December 31, 2021, the Company had a stock subscription payable balance of approximately $281,000 or approximately 15,603,000 shares, and a balance of $180,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion, Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at December 31, 2021 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the year ended December 31, 2021 and 2020, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and the parties are now moving forward with preparing summary judgment motions for their respective claims. Motions should be fully submitted to the Court by June 2022.

Payment of Wages Action

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement is included in operating expenses in the accompanying financial statements for the year ended December 31, 2020. On May 21, 2021, one former and one current employee of Rotmans filed suit in the Worcester District Court on substantially the same allegations as LaChapelle. In January 2022, the parties settled for a similarly immaterial amount. The Stipulation of Dismissal is expected to be in June 2022 after the settlement payment is made. The settlement is included in the accompanying financial statements for the year ended December 31, 2021.

Stock Subscription Payable

At December 31, 2021 and December 31, 2020, the Company recorded $1,247,549 and $2,589,556, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the year ended December 31, 2021 and December 31, 2020:

	Amount	Shares

Balance, January 1, 2020	$1,150,125	31,439,401
Additions, net	1,640,631	71,991,955
Issuances, net	(201,200)	(4,000,000)

Balance, December 31, 2020	2,589,556	99,431,356
Additions, net	806,082	42,185,365
Issuances, net	(2,148,089)	(81,110,994)

Balance, December 31, 2021	$1,247,549	60,505,727

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the year ended December 31, 2021 and 2020 the Company made approximately 14% and 12%, respectively, of its purchases from one major vendor. The Company owed its major vendor approximately $167,000 and $476,000 at December 31, 2021 and 2020, respectively.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	December 31,
	2021	2020

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020

NOL carryforwards	$7,500,000	$6,715,000

Less valuation allowance	(7,500,000)	(6,715,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. U.S. Tax Legislation enacted in 2017 (the “TCJA”) has significantly changed certain aspects of U.S. federal income taxation. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated in 2021 is also carried forward indefinitely but limited to 80% of taxable income.

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $35,900,000 as of December 31, 2021, of which approximately $18,400,000 expires beginning in 2024 and $17,500,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $17,200,000 as of December 31, 2021 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of December 31, 2021, Rotmans has a net operating loss carryforward of approximately $3,800,000 for federal income tax purposes of which $1,500,000 expires beginning in 2029 and $2,300,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $2,800,000 which expires beginning in 2022.

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

NOTE 18 - SUBSEQUENT EVENTS

The Board voted to create a new class of preferred stock named Class A. The stock will convert 1,000 to 1 into common shares, have a liquidation preference and earn 10% annual dividends. Class A stock will be available to all debt holders including Board members.

On January 5, 2022, the Board approved the repurchase of 20,000 shares of common stock at par value.

Blue Oar has advanced Rotmans $500,000 under a promissory note agreement dated April 28, 2022. The note bears interest at a rate of six percent (6%) and requires weekly principal payments of $12,500 beginning on May 25, 2022 and continuing until interest is paid in full. Blue Oar has also advanced the Company funds totaling $40,000. The Company has not formalized an agreement with repayment terms as of this date.

Steven Rotman has advanced the Company funds totaling $19,087. The advances bear interest at an annual rate of five percent (5%). The Company has not formalized an agreement with repayment terms as of this date.

Pursuant to a settlement agreement with a vendor in May 2022, Steven Rotman personally guaranteed an obligation of the Company totaling $96,681. Weekly payments of $7,437 began on May 9, 2022 and will continue until August 1, 2022. The Company has not formalized an agreement with repayment terms as of this date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2021 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and a more dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Such conclusion was reached based on the following material weaknesses noted by management:

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

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2021. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr., PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	42	2017

Steven Rotman	Steven Rotman was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	83	2017

Ranjit K. Matthan, PhD	Ranjit K. Matthan, Ph.D., an internationally renowned latex and rubber expert, joined the Company’s Board of Directors in 2015. Dr. Matthan has been a consultant to Vystar Corporation since 2008 and has played a significant role in the manufacturing scale up of reduced-protein Vytex® natural rubber latex (NRL) in Malaysia and refining the research and development of manufacturing processes for applications using Vytex NRL, such as latex foam, condoms, adhesives, medical devices, etc. Dr. Matthan has been associated with the development of natural rubber and rubber-based industries manufacturing in South Asia since the 1970s and introduced technically specified natural rubber into India. He has advised national and international companies and research bodies including the Government of India, the Malaysian Rubber Research and Development Board, Asian Development Bank, Industrial Development Bank of India, Revertex (Malaysia) as well as many private companies engaged in latex production and manufacturing. A founding Director of the Bangkok-based Asia Pacific Elastomer Science and Technology (APEST), he has played a key role in sustainability initiatives for natural rubber. He has also been associated with the development and commercial introduction of several eco-friendly natural rubber grades, including Vytex NRL.	77	2015

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

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, California, and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	54	2017

Byron L. Novosad, DDS

Byron L. Novosad, DDS was appointed to the Board on January 25, 2021. Dr. Novosad received a BA in Chemistry from Baylor University and graduated from the University of Texas Dental School in Houston and later received his Certificate in Periodontics in 1982. Dr. Novosad brings experience to the Board in the medical and health care field, and served previously as a consultant to UV Flu Technologies from 2011 to 2015 and a consultant to Vystar Corporation from 2013 to 2015. He has operated a private periodontal practice in the Houston, Texas area for 30 years and has been a Clinical Assistant Professor of Periodontics at the Periodontic Graduate Clinic for the University of Texas Dental branch in Houston since 2007. He was on the Advisory Board of Wharton County Jr. College School of Dental Hygiene for 37 years.

		66	2021

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

Meetings of the Board and Committees

During fiscal year 2021, our Board held one meeting, and its Audit Committee held one meeting. Each director attended the meeting in fiscal year 2021. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2021 and 2020.

Name and Principal Position	Salary	Option Awards(1)	Total
Steven Rotman - 2021	$185,000	$292,329	$477,329
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2020	$185,000	$263,269	$448,269
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2021 and 2020 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2021 and 2020 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2021.

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards	Total
Name	Cash ($)	($)(3)	($) (1)	($)(2)
Joseph C. Allegra, Jr., PhD	58,200	-	4,921	63,121
Bryan Stone, M.D.	58,200	-	4,921	63,121
Ranjit K. Matthan, PhD	58,200	-	-	58,200
Byron L. Novosad, DDS	58,200	-	-	58,200

(1)	On December 15, 2017, Dr. Stone and Dr. Allegra as non-employee directors were granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning December 31, 2017.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2021 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2021 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2021 for stock options granted to each of the non-employee directors during fiscal years 2016 through 2021 in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2021 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2021, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Steven Rotman
Worcester, MA	20,530,464	1.586%

Bryan Stone, M.D.
Palm Springs, CA	9,895,579	0.765%

Joseph Carmen Allegra, Jr., PhD
Atlanta, GA	1,500,000	0.116%

Ranjit K. Matthan, PhD
India	1,165,000	0.090%

Byron L. Novosad, DDS
Houston, TX	766,667	0.059%

All Directors and Executive Officers as a Group	33,857,710	2.616%

Total Shares Outstanding	1,294,145,560

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2021 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2021:

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

Transactions with Related Persons

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2021, the Company expensed approximately $422,000 related to this employment agreement. As of December 31, 2021, the Company had a stock subscription payable balance of $286,625, or approximately 14,797,000 shares to be issued in the future, $123,155 of reimbursable expenses payable and $116,403 of unpaid salary payable related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000. On August 9, 2021, the Company issued 29,205,927 shares to Steven Rotman for past services.

Steven Rotman advanced the Company $398,009 in 2021 for working capital purposes. The Company issued him promissory notes. The notes are unsecured and bear interest at 5% and are due no later than two years from the issuance date.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per Blue Oar’s consulting agreement, it is to be paid approximately $15,000 per month in cash for expenses and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2021, the Company expensed approximately $461,000 related to the consulting agreement and issued 30,038,513 shares of common stock for past services. In addition, the Company issued 11,364,791 shares of common stock to settle its accounts payable balance of $180,000 in February 2021. In connection with the settlement, a loss of $155,265 was incurred. As of December 31, 2021, the Company had a stock subscription payable balance of approximately $281,000, or approximately 15,603,000 shares and a balance of $180,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Gregory Rotman advanced the Company $130,030 in 2021 for working capital purposes. The Company issued him a contingently convertible promissory note. The note is unsecured and bears interest at 5% and matures two years from the issuance date.

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

During fiscal year 2021, we retained the firm of Macias Gini & O’Connell (“MGO”) to provide audit services. Prior to 2021, we retained the firm of Hall and Company (“Hall”) to provide such services. On January 1, 2021, the audit practice of Hall was combined with MGO in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. Below is a table of fees incurred in the following categories and amounts:

Fee Category	2021($)	2020($)
Audit Fees	190,000	160,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	190,000	160,000

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

Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning. This category includes fees primarily related to the preparation and review of federal, state and assistance with tax audits. No tax fees were incurred for the current or previous period.

All other fees include assurance services not related to the audit or review of our financial statements. No other fees were incurred for the current or previous period.

There were no non-audit services provided by either MGO or Hall for the current or previous period.

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

All services related to audit fees provided by MGO and Hall during fiscal year 2021 and 2020 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2021.

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

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2021, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for filing with the SEC.

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

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

3.2	Articles of Amendment to the Articles of Incorporation of Vystar Corporation (incorporated by reference to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.)

3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.10*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.11	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155344)

10.12	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.13	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.14	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference from Exhibit 10.14 to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012)

10.15	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)

10.16	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)

10.17	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 11, 2012)

10.18	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.19	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.20	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.21	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

31***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment.

**	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request. Confidential treatment has been requested as to a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.

***	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: May 16, 2022	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on May 16, 2022.

Signature	Title

/s/ Steven Rotman	President, Chief Executive Officer, and Chief Financial Officer
Steven Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Ranjit Matthan	Director
Ranjit Matthan, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

/s/ Byron Novosad	Director
Byron Novosad, DDS

