Form 10-Q
period 2022-03-31
Vystar Corp
filed 2022-06-08
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of June 8, 2022
Preferred Stock, $0.0001 par value per share	8,698 shares
Common Stock, $0.0001 par value per share	1,294,125,560 shares

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2021. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2021 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$172,340	$151,175
Accounts receivable, net	51,485	68,541
Other receivables	837,954	875,362
Inventories	3,726,933	3,784,420
Prepaid expenses and other	301,426	337,013
Deferred commission costs	65,186	73,625

Total current assets	5,155,324	5,290,136

Property and equipment, net	767,831	832,099

Operating lease right-of-use assets	7,565,589	7,776,978

Finance lease right-of-use assets, net	511,659	551,037

Other assets:
Intangible assets, net	1,122,558	1,208,870
Goodwill	460,301	460,301
Inventories, long-term	466,012	657,177
Deferred commission costs, net of current portion	47,432	60,586
Other	5,274	20,274

Total other assets	2,101,577	2,407,208

Total assets	$16,101,980	$16,857,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,302,645	$5,149,570
Accrued expenses	931,114	897,420
Stock subscription payable	1,381,806	1,247,549
Operating lease liabilities - current maturities	630,000	634,000
Finance lease liabilities - current maturities	126,000	134,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	1,404,427	1,388,904
Related party debt - current maturities	1,958,000	1,487,000
Unearned revenue	955,884	880,204
Derivative liabilities	1,721,100	1,778,100
Related party advances	40,000	-
Total current liabilities	14,450,976	13,596,747

Long-term liabilities:
Operating lease liabilities, net of current maturities	5,510,718	5,683,736
Finance lease liabilities, net of current maturities	414,272	443,882
Unearned revenue, net of current maturities	189,720	241,991
Related party debt, net of current maturities and debt discount	2,386,868	2,791,401

Total long-term liabilities	8,501,578	9,161,010

Total liabilities	22,952,554	22,757,757

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (liquidation preference of $76,706 and $74,531 at March 31, 2022 and December 31, 2021 , respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,294,175,560 shares issued at March 31, 2022 and December 31, 2021, and 1,294,125,560 and 1,294,145,560 shares outstanding at March 31, 2022 and December 31, 2021, respectively	129,415	129,415
Additional paid-in capital	43,727,082	43,723,389
Accumulated deficit	(52,184,870)	(51,410,516)
Common stock in treasury, at cost; 50,000 and 30,000 shares at March 31, 2022 and December 31, 2021, respectively	(32)	(30)

Total Vystar stockholders’ deficit	(8,328,404)	(7,557,741)

Noncontrolling interest	1,477,830	1,657,442

Total stockholders’ deficit	(6,850,574)	(5,900,299)

Total liabilities and stockholders’ deficit	$16,101,980	$16,857,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$3,839,258	$12,868,119

Cost of revenue	1,660,274	6,076,840

Gross profit	2,178,984	6,791,279

Operating expenses:
Salaries, wages and benefits	908,482	1,949,139
Share-based compensation	137,948	204,696
Agent fees	418,179	1,251,873
Professional fees	189,403	20,183
Advertising	293,488	865,178
Rent	183,727	316,615
Service charges	107,172	224,516
Depreciation and amortization	150,580	192,009
Other operating	655,614	796,413

Total operating expenses	3,044,593	5,820,622

Operating income (loss)	(865,609)	970,657

Other income (expense):
Interest expense	(179,309)	(175,847)
Change in fair value of derivative liabilities	57,000	(129,000)
Gain on settlement of debt, net	-	1,247,635
Other income, net	33,952	57,747

Total other income (expense), net	(88,357)	1,000,535

Net income (loss)	(953,966)	1,971,192

Net (income) loss attributable to noncontrolling interest	179,612	(1,053,065)

Net income (loss) attributable to Vystar	$(774,354)	$918,127

Income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	1,294,132,449	1,241,705,734
Diluted	1,294,132,449	1,241,905,734

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Attributable to Vystar
	Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	1,294,175,560	$129,415	$43,723,389	$(51,410,516)	(30,000)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options					3,691				3,691		3,691

Retirement of treasury stock					2		(20,000)	(2)			-

Net loss	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	$1	$1,294,175,560	$129,415	$43,727,082	$(52,184,870)	$(50,000)	$(32)	$(8,328,404)	$1,477,830	$(6,850,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Attributable to Vystar
	Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$421,183	$(6,758,957)

Common stock issued for services			49,371,733	4,938	1,399,154				1,404,092		1,404,092

Share-based compensation - options					4,916				4,916		4,916

Common stock issued for settlement of related party payable			11,364,904	1,136	334,129				335,265		335,265

Common stock issued for cash received in prior period			1,666,667	167	24,833				25,000		25,000

Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-

Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192

Ending balance March 31, 2021	8,698	$1	$1,264,102,966	$126,408	$42,996,326	$(47,795,057)	$(30,000)	$(30)	$(4,672,352)	$1,474,248	$(3,018,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(953,966)	$1,971,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	137,948	204,696
Depreciation	64,268	96,019
Bad debts (recovery)	(4,342)	3,245
Amortization of intangible assets	86,312	95,990
Noncash lease expense	78,488	78,151
Amortization of debt discount	16,250	4,667
Change in fair value of derivative liabilities	(57,000)	129,000
Loss on sale of property and equipment	-	(112)
Net unrealized (gain) loss on available-for-sale investments	-	(13,719)
Gain on settlement of debt, net	-	(1,247,635)
(Increase) decrease in assets:
Accounts receivable	21,399	(199,249)
Other receivables	37,408	-
Inventories	248,652	819,038
Prepaid expenses and other	50,587	98,596
Deferred commission costs	21,593	29,830
Increase (decrease) in liabilities:
Accounts payable	153,077	(1,399,233)
Accrued expenses and interest payable	99,432	(1,143,166)
Unearned revenue	23,408	(689,635)

Net cash provided by (used in) operating activities	23,514	(1,162,325)

Cash flows from investing activities:
Acquisition of property and equipment	-	(16,434)
Proceeds from the sale of property and equipment	-	1,300
Patents and trademark fees	-	(2,183)

Net cash used in investing activities	-	(17,317)

Cash flows from financing activities:
Proceeds from issuance of term debt	-	1,402,900
Proceeds from the issuance of notes - related parties	-	395,000
Proceeds from related party advances	40,000	-
Repayment of finance lease obligations	(42,349)	(42,938)

Net cash provided by (used in) financing activities	(2,349)	1,754,962

Net increase in cash	21,165	575,320

Cash - beginning of period	151,175	620,539

Cash - end of period	$172,340	$1,195,859

Cash paid during the period for:
Interest	$97,340	$113,912

Non-cash transactions:
Common stock issued for accrued compensation	$-	$1,404,092
Common stock issued for settlement of related party payable	-	335,265
Common stock issued for cash received in prior year	-	25,000
Common stock issued for preferred stock	-	177
Prepaid expenses with common stock	-	291,000
Treasury stock acquired at par value	2	-

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2021. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

The pandemic continues to cause economic disruption. Although our showroom has reopened, some business segments remain closed or are operating on a reduced scale. The COVID-19 pandemic is complex and continues to evolve with the emergence and spread of variants. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of March 31, 2022 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses and interest payable, shareholder notes payable, long-term debt and unearned revenue. The carrying values of all the Company’s financial instruments approximate or equal fair value because of their short maturities and market interest rates or, in the case of equity securities, being stated at fair value.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and March 31, 2022 and are level 3 measurements. There have been no transfers between levels during the three months ended March 31, 2022.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 3% in 2022. Amounts sold during the first quarter of 2022 were approximately $840,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $273,000.

Other Receivables

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized employee retention credits of $771,287 during the year ended December 31, 2021 which has been included in other income, net in the consolidated statements of operations. The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q has subsequently received $154,468 and estimates receiving the remaining refunds by the end of 2022.

Rotmans terminated its agreement with a supplier in 2021 and will receive $100,000 in consideration. As of December 31, 2021, the remaining account balance of $104,075 represents funds due from this termination. The Company has received $37,408 during the three months ended March 31, 2022.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of March 31, 2022, the net balance of property and equipment is $767,831 with accumulated depreciation of $708,252. As of December 31, 2021, the net balance of property and equipment is $832,099 with accumulated depreciation of $643,984.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the three months ended March 31, 2022 and 2021, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of March 31, 2022, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the three months ended March 31, 2022 and 2021 are summarized as follows:

	2022	2021

Balance, beginning of the period	$1,122,195	$2,427,771

Customer deposits received	3,560,713	10,953,412

Gift cards purchased	800	-

Revenue earned	(3,538,104)	(11,643,047)

Balance, end of the period	$1,145,604	$1,738,136

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share. Even though the Company reported a net loss in the first quarter of 2022 (net income for the first quarter of 2021), common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income (loss) per share were the same. Excluded from the computation of diluted income (loss) per share were options to purchase 26,949,938 and 27,224,938 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, as their effect would be anti-dilutive. Warrants to purchase 9,048,320 and 13,749,571 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Warrants to purchase 200,000 shares of common stock for the three months ended March 31, 2021 were included in the computation of diluted income per share. In addition, preferred stock convertible to 3,273,710 and 3,099,750 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 1,101,769,005 and 164,103,328 shares of common stock for 2022 and 2021, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2022 and December 31, 2021, reserves for estimated sales returns totaled $291,000 and $337,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers or in-house delivery services. Delivery fees are charged to customers and are included in revenue in the accompanying condensed consolidated statements of operations and the costs associated with these deliveries are included in revenues as a third-party delivery service is engaged. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying condensed consolidated statements of operations.

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company switched to a separately-priced stain protection warranty serviced by a third-party when the store reopened in June 2020. At March 31, 2022 and December 31, 2021, deferred warranty revenue was approximately $442,000 and $524,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the three months ended March 31, 2022, recognized total revenues of approximately $82,000 related to deferred warranty revenue arrangements. During the three months ended March 31, 2021, the Company recorded total proceeds of approximately $110,000. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At March 31, 2022 and December 31, 2021, deferred commission costs were approximately $113,000 and $134,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three months ended March 31, 2022 and 2021, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $293,000 and $865,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three months ended March 31, 2022 and 2021.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2022, the Company had cash of $172,340 and a deficit in working capital of approximately $9.3 million. Further, at March 31, 2022 the accumulated deficit amounted to approximately $52.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Investments, which represented equity securities in a publicly traded company, were sold during the three months ended September 30, 2021. Unrealized holding gains on available-for-sale securities were approximately $14,000 in the first quarter of 2021, and have been included in other income (expense) in the accompanying condensed statements of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021

Furniture, fixtures and equipment	$588,624	$588,624
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	134,014
Motor vehicles	49,166	49,166

	1,476,083	1,476,083
Accumulated depreciation	(708,252)	(643,984)

Property and equipment, net	$767,831	$832,099

Depreciation expense for the three months ended March 31, 2022 and 2021 was $64,268 and $96,019, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,	Amortization Period
	2022	2021	(in Years)
Amortized intangible assets:
Customer relationships	$150,000	$150,000	6 - 10
Proprietary technology	280,000	280,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	361,284	6 - 20
Noncompete	50,000	50,000	5

Total	2,271,284	2,271,284
Accumulated amortization	(1,157,798)	(1,071,486)

Intangible assets, net	1,113,486	1,199,798
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,122,558	$1,208,870

Amortization expense for the three months ended March 31, 2022 and 2021 was $86,312 and $95,990, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2022	$258,937
2023	338,638
2024	239,411
2025	90,550
2026	71,232
Thereafter	114,718

Total	$1,113,486

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

Operating lease cost	$287,670	$396,052

Finance lease cost:

Amortization of right-of-use assets	44,468	45,912
Interest on lease liabilities	7,312	9,488

Total lease cost	$339,450	$451,452

During the three months ended March 31, 2022 and 2021, the Company recognized sublease income of approximately $34,000 and $42,000, respectively, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended
	March 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$263,616	$375,911
Financing cash flows used for financing leases	49,661	52,427

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	4,739	-

Weighted average remaining lease term:
Operating leases	8.8 years	8.7 years
Finance leases	4.1 years	4.8 years

Weighted average discount rate:
Operating leases	5.60%	5.55%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of March 31, 2022 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2022	$705,811	$115,841	$821,652
2023	878,807	139,080	1,017,887
2024	870,000	139,080	1,009,080
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
Thereafter	3,552,500	-	3,552,500

Total undiscounted lease liabilities	7,747,118	601,476	8,348,594
Less: imputed interest	(1,606,400)	(61,204)	(1,667,604)

Net lease liabilities	$6,140,718	$540,272	$6,680,990

As of March 31, 2022, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. A new agreement was entered into with the agent in June 2021. The remaining inventories on hand were used to pay off the liability of the first sale and then simultaneously purchased back for the next sale. The agreement has been amended numerous times and is scheduled to end in August 2022. The agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. The outstanding balance of the advance is approximately $2,432,000 and $2,082,000 as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable in the accompanying condensed consolidated balance sheet.

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

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	March 31,	December 31,
	2022	2021

Shareholder, convertible and contingently convertible notes	$1,241,895	$1,241,895
Accrued interest	162,532	147,009

	1,404,427	1,388,904

Less: current maturities	(1,404,427)	(1,388,904)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these notes of as March 31, 2022 and December 31, 2021 is $338,195. The notes matured in January 2020 and continue to accrue interest until settlement. They are in default as of March 31, 2022. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes are outstanding and in default as of March 31, 2022. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2022, the Company will convert these notes into common stock at a conversion price of $0.016. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of March 31, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

Based on the variable conversion price of these notes issued prior to 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $627,100 and $647,100 at March 31, 2022 and December 31, 2021, respectively.

Related Party Debt

The following table summarizes related party debt:

	March 31,	December 31,
	2022	2021

Rotman Family convertible notes	$1,967,737	$1,967,737
Rotman Family nonconvertible notes	1,953,509	1,953,509
Accrued interest	434,455	384,238
Debt discount	(10,833)	(27,083)

	4,344,868	4,278,401
Less: current maturities	(1,958,000)	(1,487,000)

	$2,386,868	$2,791,401

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $128,000 and $67,000, respectively, at March 31, 2022 and approximately $126,000 and $66,000, respectively, at December 31, 2021.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans. These notes are (i) unsecured, and (ii) bear interest at an annual rate of five percent (5%) from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,252,000 and $477,000, respectively, at March 31, 2022 and approximately $1,238,000 and $472,000, respectively, at December 31, 2021.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note was extended to mature two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $111,000 and $110,000 at March 31, 2022 and December 31, 2021, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $55,000 at March 31, 2022 and December 31, 2021.

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $0.165 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. The balance of the note payable including accrued interest to Gregory Rotman is approximately $135,000 and $134,000 at March 31, 2022 and December 31, 2021, respectively.

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $0.016. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at March 31, 2022 and December 31, 2021.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	March 31,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$128,100	$126,000
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	67,368	66,264
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,251,797	1,238,016
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	476,875	471,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	111,458	110,208
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	55,208	54,583
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	135,448	133,822
Jamie Rotman 5.00% note due August 2022	08/17/21	5,000	5,156	5,094

		$1,967,737	2,231,410	2,205,612

Debt Discount			(10,833)	(27,083)

			$2,220,577	$2,178,529

Based on the variable conversion price for these convertible notes excluding the one issued in August 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,094,000 and $1,131,000 at March 31, 2022 and December 31, 2021, respectively.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $417,000 and $159,000, respectively, at March 31, 2022 and approximately $413,000 and $157,000, respectively, at December 31, 2021. No payments have been made by the Company as of March 31, 2022.

During the six months ended December 31, 2020, Steven Rotman advanced the Company funds totaling $1,048,000. In December 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date has been extended to December 2022. The face amount of the note represents the amount due at maturity along with accrued interest. The balance of the note payable including accrued interest to Steven Rotman is approximately $1,128,000 and $1,115,000, at March 31, 2022 and December 31, 2021, respectively.

During 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $420,000 and $415,000 at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
		Principal	March 31,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$417,266	$412,672
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	158,958	157,208
Steven Rotman 5.00% note due December 2022	12/22/20	1,048,000	1,128,342	1,115,243
Steven Rotman 5.00% note due March 2023	03/31/21	395,000	416,590	411,652
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	3,135	3,097

		$1,953,509	$2,124,291	$2,099,872

Approximate maturities for the succeeding years are as follows:

Remainder of 2022	$1,525,000
2023	1,117,000
2024	229,000
2025	36,000
2026	38,000
Thereafter	1,399,868

$4,344,868

NOTE 9 - DERIVATIVE LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had a $1,721,100 and $1,778,100, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a gain from change in fair value of derivative liabilities of $57,000 for the three months ended March 31, 2022, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2022 and December 31, 2021:

Fair Value of Embedded Derivative Liabilities:

	2022	2021

Balance, beginning of the period	$1,778,100	$1,766,700

Initial measurement of liabilities	-	65,000

Change in fair value	(57,000)	(53,600)

Balance, end of the period	$1,721,100	$1,778,100

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

As of March 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $77,000 and could be converted into 3,273,710 shares of common stock, at the option of the holder.

As of December 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 3,230,220 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the three months ended March 31, 2022, the Company retired 20,000 shares of previously issued common stock at par value. Included in stock subscription payable at March 31, 2022, is $270,000 received under common stock subscription agreements for 18,000,001 shares during the year ended December 31, 2020.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$368,050	9.6	$780,233	6.0
Dining Room Furniture	177,898	4.6	768,548	6.0
Occasional	503,681	13.1	1,952,829	15.2
	1,049,629	27.3	3,501,610	27.2
Upholstery	1,554,639	40.5	4,400,170	34.2
Mattresses and Toppers	844,435	22.0	1,789,456	13.9
Broadloom, Flooring and Rugs	152,677	4.0	1,320,223	10.3
Warranty	132,156	3.4	265,772	2.1
Air Purification Units	103,290	2.7	1,159,286	9.0
Accessories and Other	2,432	0.1	431,602	3.3
	$3,839,258	100.0	$12,868,119	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $137,948 and $204,696 of stock-based compensation for the three months ended March 31, 2022 and 2021, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,008,056 and $873,799 at March 31, 2022 and December 31, 2021, respectively.

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

In total for the three months ended March 31, 2022 and 2021, the Company recorded $3,691 and $4,916, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of March 31, 2022 was $7,379 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2022, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of March 31, 2022. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of March 31, 2022. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2021	27,174,938	$0.19	1.53

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	$-	-

Outstanding, March 31, 2022	27,174,938	$0.19	1.28

Exercisable, March 31, 2022	26,949,938	$0.19	1.24

As of March 31, 2022 and 2021, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2021	10,174,259	-	$0.08	2.36

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(1,125,939)	-	$0.15	-

Outstanding, March 31, 2022	9,048,320	-	$0.07	2.39

Exercisable, March 31, 2022	9,048,320	-	$0.07	2.39

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the three months ended March 31, 2022, the Company expensed approximately $107,000 related to this employment agreement. As of March 31, 2022, the Company had a stock subscription payable balance of $348,000, or approximately 23,295,000 shares to be issued in the future and $138,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at March 31, 2022 and December 31, 2021 is 10 million shares valued at $291,000, of which 2 million shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

During the three months ended March 31, 2022, Gregory Rotman and Steven Rotman advanced the Company funds totaling $35,000 and $5,000, respectively. The advances are due on demand as repayment terms have not been finalized.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of March 31, 2022, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2022, the Company expensed approximately $118,000 related to the consulting agreement. As of March 31, 2022, the Company had a stock subscription payable balance of $354,000, or approximately 25,800,000 shares and a balance of $225,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at March 31, 2022 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

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

During the three months ended March 31, 2022, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and the parties are now moving forward with preparing summary judgment motions for their respective claims. Motions should be fully submitted to the Court by the end of June 2022.

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

Stock Subscription Payable

At March 31, 2022 and December 31, 2021, the Company recorded $1,381,806 and $1,247,549, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended March 31, 2022 and December 31, 2021:

	Amount	Shares

Balance, January 1, 2021	$2,589,556	99,431,356
Additions, net	806,082	42,185,365
Issuances, net	(2,148,089)	(81,110,994)

Balance, December 31, 2021	1,247,549	60,505,727
Additions, net	134,257	18,695,017

Balance, March 31, 2022	$1,381,806	79,200,744

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2022, the Company made approximately 16% of its purchases from one major vendor. The Company owed its major vendor approximately $111,000 at March 31, 2022.

During the three months ended March 31, 2021, the Company made approximately 22% of its purchases from one major vendor. The Company owed its major vendor approximately $415,000 at March 31, 2021.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended
	March 31,
	2022	2021

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of March 31, 2022 and December 31, 2021 are as follows:

	2022	2021

NOL carryforwards	$7,600,000	$7,500,000

Less valuation allowance	(7,600,000)	(7,500,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $36,400,000 as of March 31, 2022, of which approximately $18,400,000 expires beginning in 2024 and $18,000,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $17,700,000 as of March 31, 2022 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of March 31, 2022, Rotmans has a net operating loss carryforward of approximately $4,100,000 for federal income tax purposes of which $1,500,000 expires beginning in 2029 and $2,600,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,200,000 which expires beginning in 2022.

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

There were no Company contributions in 2022 and 2021. Participant and Company contributions are limited to amounts allowed under the Internal Revenue Code.

The Company offers no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 18 - SUBSEQUENT EVENTS

Blue Oar has advanced Rotmans $500,000 and paid bills totaling approximately $100,000 under a promissory note agreement dated April 28, 2022. The note bears interest at a rate of six percent (6%) and requires weekly principal payments of $12,500 beginning on May 25, 2022 and continuing until interest is paid in full.

Steven Rotman has advanced the Company funds totaling $14,087. The Company has not formalized an agreement with repayment terms as of this date.

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

About RxAir

RxAir promotes a healthy lifestyle through the use of its innovative, patented ViraTech air purification technology, thereby improving the quality of life of each and every customer. Independently tested by the U.S. Environmental Protection Agency (“EPA”) and U.S. Food and Drug Administration (“FDA”) certified laboratories, the RxAir has been proven to destroy greater than 99% of bacteria and viruses and reduce concentrations of odors and volatile organic compounds (“VOCs”). The RxAir uses high-intensity germicidal UV lamps that destroy bacteria and viruses instead of just trapping them, setting it apart from ordinary air filtration units. RxAir® and ViraTech® are registered trademarks of Vystar Corp. For more information, visit http://www.RxAir.com.

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

Vystar’s Board of Directors have approved preliminary plans to spin off the Air Purification product lines into a separate legal entity which Vystar intends to take public. Vystar anticipates retaining approximately 20% of the shares in the new entity and will distribute the remaining ownership percentage to Vystar shareholders. This plan is expected to be executed in 2022.

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

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (CMC Global) to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex. Additionally Vystar now has a testing supply of Vytex dry rubber for larger trials. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining the potential of Cameroon production with strategically placed contract manufactures based on geographical needs. Also Vystar research has shown great strides in specializing liquid Vytex to meet the immediate needs of customers such as low or no nitrosamine and others (discussed below) and additional patents have been proposed.

Vytex researcher Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting the new economic circumstances; including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability programme (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation is available on vytex.com.

Additionally, in August 2021, Dr. Matthan presented new data to the Automotive Tyre Manufacturers’ Association including Vytex dry rubber.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	CONSOLIDATED

Revenue	$3,839,258	$12,868,119	$(9,028,861)	-70.2%

Cost of revenue	1,660,274	6,076,840	(4,416,566)	-72.7%

Gross profit	2,178,984	6,791,279	(4,612,295)	-67.9%

Operating expenses:
Salaries, wages and benefits	908,482	1,949,139	(1,040,657)	-53.4%
Share-based compensation	137,948	204,696	(66,748)	-32.6%
Agent fees	418,179	1,251,873	(833,694)	-66.6%
Professional fees	189,403	20,183	169,220	838.4%
Advertising	293,488	865,178	(571,690)	-66.1%
Rent	183,727	316,615	(132,888)	-42.0%
Service charges	107,172	224,516	(117,344)	-52.3%
Depreciation and amortization	150,580	192,009	(41,429)	-21.6%
Other operating	655,614	796,413	(140,799)	-17.7%

Total operating expenses	3,044,593	5,820,622	(2,776,029)	-47.7%

Loss from operations	(865,609)	970,657	(1,836,266)	-189.2%

Other income (expense):
Interest expense	(179,309)	(175,847)	(3,462)	2.0%
Change in fair value of derivative liabilities	57,000	(129,000)	186,000	-144.2%
Gain on settlement of debt, net	-	1,247,635	(1,247,635)	-100.0%
Other income, net	33,952	57,747	(23,795)	-41.2%

Total other income (expense), net	(88,357)	1,000,535	(1,088,892)	-108.8%

Net income (loss)	(953,966)	1,971,192	(2,925,158)	-148.4%

Net (income) loss attributable to noncontrolling interest	179,612	(1,053,065)	1,232,677	-117.1%

Net loss attributable to Vystar	$(774,354)	$918,127	$(1,692,481)	-184.3%

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were $3,839,258 and $12,868,119, respectively, for an decrease of $9,028,861 or 70.2%. The decrease in revenues was due to the success of the high impact closing to remodel sale at Rotmans in 2021.

The Company reported a significant decrease in gross profit to $2,178,984 for the three-month period ended March 31, 2022 compared to gross profit of $6,791,279 for the three-month period ended March 31, 2021, a decrease of $4,612,295 or 67.9%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the three months ended March 31, 2022 and 2021 was $1,660,274 and $6,076,840, respectively, a decrease of $4,416,566 or 72.7%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $3,044,593 and $5,820,622 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $2,776,029 or 47.7%. The decrease was due in part to reduced revenues and the closing of a second warehouse occupied by Rotmans until October 2021.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2022 was ($88,357) which consisted of interest expense of ($179,309), change in fair value of derivative liabilities of $57,000 and other income, net of $33,952. This compares to other income (expense) of $1,000,535 for the three months ended March 31, 2021, which consisted of interest expense of $175,847, change in fair value of derivative liabilities of ($129,000), gain on settlement of debt, net of $1,247,635 and other income, net of $57,747. Included in gain on settlement of debt, net is PPP loan forgiveness of $1,402,900.

Net Income (Loss)

Net income (loss) was ($953,966) and $1,971,192 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $2,925,158 or 148.4%. Net loss in the quarter ended March 31, 2022 versus net income in the same period in 2021 was due to PPP loan forgiveness of $1,402,900 and increased sales and margins from the operations of a high impact closing to remodel sale at Rotmans in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2022, the Company had cash of $172,340 and a deficit in working capital of approximately $9.3 million. Further, at March 31, 2022, the accumulated deficit amounted to approximately $52.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash provided by operating activities was $23,514 for the three months ended March 31, 2022 as compared to net cash used in operating activities of $1,162,325 for the three months ended March 31, 2021. During the three months ended March 31, 2022, cash provided by operations was primarily due to the decrease of inventories and the increase of accounts payable and accrued expenses, and non-cash related add-back of share-based compensation expense, depreciation, amortization and change in fair value of derivative liabilities.

The Company had no cash used in investing activities during the three months ended March 31, 2022 as compared to $17,317 for the three months ended March 31, 2021.

Net cash used in financing activities was $2,349 during the three months ended March 31, 2022, as compared to cash provided of $1,754,962 during the three months ended March 31, 2021. During the three months ended March 31, 2022, cash was provided by related party advances of $40,000 which was offset by the repayment of finance lease obligations of $42,349. During the three months ended March 31, 2021, cash was provided by PPP loan proceeds of $1,402,900, related party term debt in the amount of $395,000 offset by the repayment of finance lease obligations of $42,938.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended March 31, 2022 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2022, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2022. Such conclusion was reached based on the following material weaknesses noted by management:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index

Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: June 8, 2022	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

