Form 10-Q
period 2022-06-30
Vystar Corp
filed 2022-09-26
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of September 26, 2022
Preferred Stock, $0.0001 par value per share	2,265,073 shares
Common Stock, $0.0001 par value per share	1,294,125,560 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$70,023	$151,175
Accounts receivable, net	49,221	68,541
Other receivables	684,775	875,362
Inventories	3,399,424	3,784,420
Prepaid expenses and other	249,714	337,013
Deferred commission costs	56,967	73,625

Total current assets	4,510,124	5,290,136

Property and equipment, net	703,563	832,099

Operating lease right-of-use assets	7,353,321	7,776,978

Finance lease right-of-use assets, net	471,602	551,037

Other assets:
Intangible assets, net	1,036,246	1,208,870
Goodwill	460,301	460,301
Inventories, long-term	466,628	657,177
Deferred commission costs, net of current portion	36,059	60,586
Other	5,274	20,274

Total other assets	2,004,508	2,407,208

Total assets	$15,043,118	$16,857,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,076,055	$5,149,570
Accrued expenses	764,973	897,420
Stock subscription payable	2,610,589	1,247,549
Operating lease liabilities - current maturities	570,000	634,000
Finance lease liabilities - current maturities	117,000	134,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	328,233	1,388,904
Related party debt - current maturities	2,694,000	1,487,000
Unearned revenue	796,156	880,204
Derivative liabilities	258,100	1,778,100
Related party advances	69,820	-

Total current liabilities	13,284,926	13,596,747

Long-term liabilities:
Operating lease liabilities, net of current maturities	5,392,920	5,683,736
Finance lease liabilities, net of current maturities	384,558	443,882
Unearned revenue, net of current maturities	144,234	241,991
Related party debt, net of current maturities and debt discount	2,254,768	2,791,401

Total long-term liabilities	8,176,480	9,161,010

Total liabilities	21,461,406	22,757,757

Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (liquidation preference of $78,880 and $74,531 at June 30, 2022 and December 31, 2021, respectively)	1	1
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 1,294,155,560 and 1,294,175,560 shares issued at June 30, 2022 and December 31, 2021, respectively and 1,294,125,560 and 1,294,145,560 shares outstanding at June 30, 2022 and December 31, 2021, respectively	129,415	129,415
Additional paid-in capital	43,730,771	43,723,389
Accumulated deficit	(51,518,191)	(51,410,516)
Common stock in treasury, at cost; 30,000 shares at June 30, 2022 and December 31, 2021	(30)	(30)

Total Vystar stockholders’ deficit	(7,658,034)	(7,557,741)

Noncontrolling interest	1,239,746	1,657,442

Total stockholders’ deficit	(6,418,288)	(5,900,299)

Total liabilities and stockholders’ deficit	$15,043,118	$16,857,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$3,196,033	$6,216,004	$7,035,291	$19,084,123

Cost of revenue	1,467,964	2,567,075	3,128,238	8,643,915

Gross profit	1,728,069	3,648,929	3,907,053	10,440,208

Operating expenses:
Salaries, wages and benefits	785,931	1,575,649	1,694,413	3,524,788
Share-based compensation	338,857	211,423	476,805	416,119
Agent fees	327,007	1,077,567	745,186	2,329,440
Professional fees	133,472	198,778	322,875	218,961
Advertising	314,084	543,475	607,572	1,408,653
Rent	177,184	319,616	360,911	636,231
Service charges	85,072	84,499	192,244	309,015
Depreciation and amortization	150,580	192,372	301,160	384,381
Other operating	507,682	881,072	1,163,296	1,677,485

Total operating expenses	2,819,869	5,084,451	5,864,462	10,905,073

Loss from operations	(1,091,800)	(1,435,522)	(1,957,409)	(464,865)

Other income (expense):
Interest expense	(207,177)	(177,483)	(386,486)	(353,330)
Change in fair value of derivative liabilities	1,463,000	215,800	1,520,000	86,800
Gain on settlement of debt, net	230,820	1,428,291	230,820	2,675,926
Other income, net	33,752	42,177	67,704	99,924

Total other income, net	1,520,395	1,508,785	1,432,038	2,509,320

Net income (loss)	428,595	73,263	(525,371)	2,044,455

Net (income) loss attributable to noncontrolling interest	238,084	(209,810)	417,696	(1,262,875)

Net income (loss) attributable to Vystar	$666,679	$(136,547)	$(107,675)	$781,580

Income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	1,294,125,560	1,264,072,966	1,294,128,985	1,253,245,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	1,294,175,560	$129,415	$43,723,389	$(51,410,516)	(30,000)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options					3,691				3,691		3,691

Retirement of common stock			(20,000)

Net loss	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	1	1,294,155,560	129,415	43,727,080	(52,184,870)	(30,000)	(30)	(8,328,404)	1,477,830	(6,850,574)

Share-based compensation - options					3,691				3,691		3,691

Net income (loss)	-	-	-	-	-	666,679	-	-	666,679	(238,084)	428,595

Ending balance June 30, 2022	8,698	$1	1,294,155,560	$129,415	$43,730,771	$(51,518,191)	(30,000)	$(30)	$(7,658,034)	$1,239,746	$(6,418,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	1,199,931,717	$119,990	$41,233,471	$(48,713,184)	(30,000)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services			49,371,733	4,938	1,399,154				1,404,092		1,404,092

Share-based compensation - options					4,916				4,916		4,916

Common stock issued for settlement of related party payable			11,364,904	1,136	334,129				335,265		335,265

Common stock issued for cash received in prior period			1,666,667	167	24,833				25,000		25,000

Preferred stock conversion	(5,000)		1,767,945	177	(177)				-		-

Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192

Ending balance March 31, 2021	8,698	1	1,264,102,966	126,408	42,996,326	(47,795,057)	(30,000)	(30)	(4,672,352)	1,653,860	(3,018,492)

Share-based compensation - options					3,691				3,691		3,691

Net income (loss)	-	-	-	-	-	(136,547)	-	-	(136,547)	209,810	73,263

Ending balance June 30, 2021	3,698	$1	1,264,102,966	$126,408	$43,000,017	$(47,931,604)	(30,000)	$(30)	$(4,805,208)	$1,863,670	$(2,941,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(525,371)	$2,044,455
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	476,805	416,119
Depreciation	128,536	192,401
Bad debts (recovery)	(4,039)	1,841
Amortization of intangible assets	172,624	191,980
Noncash lease expense	153,016	156,305
Amortization of debt discount	27,083	10,085
Change in fair value of derivative liabilities	(1,520,000)	(86,800)
Loss on sale of property and equipment	-	(112)
Net unrealized (gain) loss on available-for-sale investments	-	(20,480)
Gain on settlement of debt, net	(230,820)	(2,675,926)
(Increase) decrease in assets:
Accounts receivable	23,360	(215,475)
Other receivables	190,587	-
Inventories	575,545	379,090
Prepaid expenses and other	102,299	210,780
Deferred commission costs	41,185	57,459
Increase (decrease) in liabilities:
Accounts payable	26,486	34,947
Accrued expenses and interest payable	37,101	(1,552,585)
Unearned revenue	(181,806)	(1,425,505)

Net cash used in operating activities	(507,409)	(2,281,421)

Cash flows from investing activities:
Acquisition of property and equipment	-	(54,157)
Proceeds from the sale of property and equipment	-	1,300
Patents and trademark fees	-	(2,183)

Net cash used in investing activities	-	(55,040)

Cash flows from financing activities:
Proceeds from issuance of term debt	-	1,402,900
Proceeds from the issuance of notes - related parties	500,000	528,039
Proceeds from related party advances	69,820	-
Repayment of related party debt	(62,500)	-
Repayment of finance lease obligations	(81,063)	(86,432)

Net cash provided by financing activities	426,257	1,844,507

Net decrease in cash	(81,152)	(491,954)

Cash - beginning of period	151,175	620,539

Cash - end of period	$70,023	$128,585

Cash paid during the period for:
Interest	$191,183	$225,055

Non-cash transactions:
Common stock issued for accrued compensation	$-	$1,404,092
Common stock issued for settlement of related party payable	-	335,265
Common stock issued for cash received in prior year	-	25,000
Common stock issued for preferred stock	-	177
Prepaid expenses with common stock	-	291,000
Vendor payables paid directly by related party	100,000	-
Stock subscription payable recorded for consulting and exercise of outstanding options and warrants	58,500	-
Reduction of third-party vendor payable with transfer of inventories	-	2,886,497
Acquisition of inventories with third-party vendor payable at commencement of second sale agreement	-	2,886,497

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

COVID-19

The novel coronavirus (“COVID-19”) pandemic continues to cause economic disruption and impact to our business and results of operations. During the six months ended June 30, 2022, we experienced rising product prices, volatile transportation costs and supply chain disruptions. In addition, discretionary consumer spending has been adversely impacted by rising inflation, including fuel costs and interest rates. We cannot reasonably estimate the duration of COVID-19 and its impact on Vystar. Accordingly, the estimates and assumptions made as of June 30, 2022 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2022 and are level 3 measurements. There have been no transfers between levels during the six months ended June 30, 2022.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 3% in 2022. Amounts sold during the six months ending June 30, 2022 were approximately $1,574,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $273,000.

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

Rotmans terminated its agreement with a supplier in 2021 and will receive $100,000 in consideration. As of December 31, 2021, the remaining account balance of $104,075 represents funds due from this termination. The Company has received $37,408 during the six months ended June 30, 2022.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2022, the net balance of property and equipment is $703,563 with accumulated depreciation of $772,520. As of December 31, 2021, the net balance of property and equipment is $832,099 with accumulated depreciation of $643,984.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the six months ended June 30, 2022 and 2021, we did not recognize any impairment of our long-lived assets.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of June 30, 2022, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the six months ended June 30, 2022 and 2021 are summarized as follows:

	2022	2021

Balance, beginning of the period	$1,122,195	$2,427,771

Customer deposits received	6,273,932	15,819,352

Gift cards purchased	1,200	260

Revenue earned	(6,456,937)	(17,245,116)

Balance, end of the period	$940,390	$1,002,267

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share. For the three and six months ended June 30, 2022 and 2021, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income (loss) per share were the same. Excluded from the computation of diluted income (loss) per share were options to purchase 26,524,938 and 27,124,938 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, as their effect would be anti-dilutive. Warrants to purchase 3,885,823 and 11,641,566 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 3,317,200 and 3,143,240 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 1,034,176,791 and 300,832,047 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2022 and December 31, 2021, reserves for estimated sales returns totaled $283,000 and $337,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company currently offers a separately-priced stain protection warranty serviced by a third-party. At June 30, 2022 and December 31, 2021, deferred warranty revenue was approximately $368,000 and $524,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the six months ended June 30, 2022 and 2021, the Company recognized total revenues of approximately $152,000 and $207,000, respectively, related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At June 30, 2022 and December 31, 2021, deferred commission costs were approximately $93,000 and $134,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the six months ended June 30, 2022 and 2021, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $608,000 and $1,409,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2022 and 2021.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2022, the Company had cash of $70,023 and a deficit in working capital of approximately $8.8 million. Further, at June 30, 2022 the accumulated deficit amounted to approximately $51.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Investments, which represented equity securities in a publicly traded company, were sold during the three months ended September 30, 2021. Unrealized holding gains on available-for-sale securities were approximately $21,000 in the first six months of 2021, and have been included in other income (expense) in the accompanying condensed statements of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021

Furniture, fixtures and equipment	$588,624	$588,624
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	134,014
Motor vehicles	49,166	49,166

	1,476,083	1,476,083
Accumulated depreciation	(772,520)	(643,984)

Property and equipment, net	$703,563	$832,099

Depreciation expense for the six months ended June 30, 2022 and 2021 was $128,536 and $192,401, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2022	2021	(in Years)
Amortized intangible assets:
Customer relationships	$150,000	$150,000	6 - 10
Proprietary technology	280,000	280,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	361,284	6 - 20
Noncompete	50,000	50,000	5

Total	2,271,284	2,271,284
Accumulated amortization	(1,244,110)	(1,071,486)

Intangible assets, net	1,027,174	1,199,798
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$1,036,246	$1,208,870

Amortization expense for the six months ended June 30, 2022 and 2021 was $172,624 and $191,980, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2022	$172,625
2023	338,638
2024	239,411
2025	90,550
2026	71,232
Thereafter	114,718

Total	$1,027,174

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating lease cost	$288,134	$396,492	$575,804	$792,544

Finance lease cost:

Amortization of right-of-use assets	39,706	45,912	84,174	91,824
Interest on lease liabilities	6,785	8,933	14,097	18,421

Total lease cost	$334,625	$451,337	$674,075	$902,789

During the six months ended June 30, 2022 and 2021, the Company recognized sublease income of approximately $68,000 and $77,000, respectively, which in included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$262,004	$375,911	$525,620	$751,822
Financing cash flows used for financing leases	45,499	52,427	95,160	104,854
Assets obtained in exchange for operating lease liabilities	-	-	-	-
Assets obtained in exchange for finance lease liabilities	-	-	-	-
Weighted average remaining lease term:
Operating leases	8.6 years	8.6 years	8.6 years	8.6 years
Finance leases	3.9 years	4.6 years	3.9 years	4.6 years
Weighted average discount rate:
Operating leases	5.60%	5.56%	5.60%	5.56%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of June 30, 2022 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2022	$443,807	$70,342	$514,149
2023	878,807	139,080	1,017,887
2024	870,000	139,080	1,009,080
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
Thereafter	3,552,500	-	3,552,500

Total undiscounted lease liabilities	7,485,114	555,977	8,041,091
Less: imputed interest	(1,522,194)	(54,419)	(1,576,613)

Net lease liabilities	$5,962,920	$501,558	$6,464,478

As of June 30, 2022, the Company has entered into a two-year operating lease that has not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. A new agreement was entered into with the agent in June 2021. The remaining inventories on hand were used to pay off the liability of the first sale and then simultaneously purchased back for the next sale. The agreement has been amended numerous times and is scheduled to end in October 2022. The agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. The outstanding balance of the advance is approximately $1,947,000 and $2,082,000 as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable in the accompanying condensed consolidated balance sheet.

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

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2022	2021

Shareholder, convertible and contingently convertible notes	$309,500	$1,241,895
Accrued interest	18,733	147,009
	328,233	1,388,904

Less: current maturities	(328,233)	(1,388,904)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these notes of as June 30, 2022 and December 31, 2021 is $338,195. The notes matured in January 2020 and continue to accrue interest until settlement. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears. All of these notes except one were settled in April 2022 at a gain of approximately $89,000 and included in stock subscription payable at June 30, 2022.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes were settled in April 2022 at a gain of approximately $142,000 and included in stock subscription payable at June 30, 2022.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2022, the Company will convert these notes into common stock at a conversion price of $0.016. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of June 30, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

Based on the variable conversion price of these notes issued prior to 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $647,100 at December 31, 2021. With the debt settlements in April 2022, the value of the embedded conversion features on the one remaining note was $17,800 at June 30, 2022.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2022	2021

Rotman Family convertible notes	$1,967,737	$1,967,737
Rotman Family nonconvertible notes	2,491,009	1,953,509
Accrued interest	490,022	384,238
Debt discount	-	(27,083)
	4,948,768	4,278,401
Less: current maturities	(2,694,000)	(1,487,000)

	$2,254,768	$2,791,401

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $130,000 and $68,000, respectively, at June 30, 2022 and approximately $126,000 and $66,000, respectively, at December 31, 2021.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans. These notes are (i) unsecured, and (ii) bear interest at an annual rate of five percent (5%) from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,266,000 and $482,000, respectively, at June 30, 2022 and approximately $1,238,000 and $472,000, respectively, at December 31, 2021.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note was extended to mature two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $113,000 and $110,000 at June 30, 2022 and December 31, 2021, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. The balance of the note payable including accrued interest to Steven Rotman is approximately $56,000 and $55,000 at June 30, 2022 and December 31, 2021, respectively.

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $0.165 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. The balance of the note payable including accrued interest to Gregory Rotman is approximately $137,000 and $134,000 at June 30, 2022 and December 31, 2021, respectively.

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $0.016. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at June 30, 2022 and December 31, 2021.

As disclosed in note 18, Steven and Gregory Rotman notes were converted into Preferred Class C shares in July 2022.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	June 30,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$130,200	$126,000
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	68,472	66,264
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	1,265,578	1,238,016
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	482,125	471,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	112,708	110,208
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	55,833	54,583
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	137,073	133,822
Jamie Rotman 5.00% note due August 2022	08/17/21	5,000	5,219	5,094

		$1,967,737	2,257,208	2,205,612

Debt Discount			-	(27,083)

			$2,257,208	$2,178,529

Based on the variable conversion price for these convertible notes excluding the one issued in August 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,131,000 at December 31, 2021. With the subsequent conversions of Steven and Gregory Rotman notes in July 2022, the value of the embedded conversion features was $240,300 at June 30, 2022.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $422,000 and $161,000, respectively, at June 30, 2022 and approximately $413,000 and $157,000, respectively, at December 31, 2021. No payments have been made by the Company as of June 30, 2022.

During the six months ended December 31, 2020, Steven Rotman advanced the Company funds totaling $1,048,000. In December 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date has been extended to December 2022. The face amount of the note represents the amount due at maturity along with accrued interest. The balance of the note payable including accrued interest to Steven Rotman is approximately $1,141,000 and $1,115,000, at June 30, 2022 and December 31, 2021, respectively.

During 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. The balance of the notes payable including accrued interest to Steven Rotman is approximately $425,000 and $415,000 at June 30, 2022 and December 31, 2021, respectively.

During 2022, Gregory Rotman and Steven Rotman advanced the Company funds totaling $50,733 and $19,087, respectively. The Company has not yet formalized the advances. The advances will bear interest at an annual rate of five percent (5%) and will be due no later than two years from the date of receipt.

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced the Company $500,000 and paid bills totaling $100,000 on the Company’s behalf. The Company formalized the advances and issued a promissory note to Blue Oar. The note bears interest at an annual rate of six percent (6%) and requires weekly payments of $12,500 until the note and interest is paid in full. The Company also granted Blue Oar a security interest in Murida’s inventory and the employee retention credit receivable. Upon receipt of the tax credits, the Company will escrow funds equal to the amount of the outstanding principal and interest on the loan.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
		Principal	June 30,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$421,859	$412,672
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	160,708	157,208
Steven Rotman 5.00% note due December 2022	12/22/20	1,048,000	1,141,442	1,115,243
Steven Rotman 5.00% note due March 2023	03/31/21	395,000	421,528	411,652
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	3,172	3,097
Blue Oar 6.00% note due May 2023	04/28/22	600,000	542,851	-

		$2,553,509	$2,691,560	$2,099,872

Approximate maturities for the succeeding years are as follows:

Remainder of 2022	$1,888,000
2023	1,342,000
2024	233,000
2025	36,000
2026	38,000
Thereafter	1,411,768

$4,948,768

NOTE 9 - DERIVATIVE LIABILITIES

As of June 30, 2022 and December 31, 2021, the Company had a $258,100 and $1,778,100, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a gain from change in fair value of derivative liabilities of $1,463,000 and $1,520,000 for the three months and six months ended June 30, 2022, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability. As disclosed in note 18, with the conversion of the notes payable in July 2022, the value of the embedded conversion features decreased significantly at June 30, 2022.

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

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2022 and December 31, 2021:

Fair Value of Embedded Derivative Liabilities:

	2022	2021

Balance, beginning of the period	$1,778,100	$1,766,700

Initial measurement of liabilities	-	65,000

Change in fair value	(1,520,000)	(53,600)

Balance, end of the period	$258,100	$1,778,100

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

As of June 30, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $79,000 and could be converted into 3,317,200 shares of common stock, at the option of the holder.

As of December 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 3,230,220 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the six months ended June 30, 2022, the Company retired 20,000 shares of previously issued common stock at par value. Included in stock subscription payable at June 30, 2022, is $270,000 received under common stock subscription agreements for 18,000,001 shares during the year ended December 31, 2020.

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$318,113	10.0	$546,548	8.8	$686,163	9.8	$1,326,781	7.0
Dining Room Furniture	203,021	6.3	333,010	5.4	380,919	5.4	1,101,558	5.8
Occasional	454,215	14.2	811,375	13.1	957,896	13.6	2,764,204	14.5
	975,349	30.5	1,690,933	27.3	2,024,978	28.8	5,192,543	27.3
Upholstery	1,201,242	37.6	2,173,613	35.0	2,755,881	39.2	6,573,783	34.5
Mattresses and Toppers	689,014	21.5	1,044,395	16.8	1,533,449	21.8	2,833,851	14.8
Broadloom, Flooring and Rugs	127,098	4.0	532,777	8.6	279,775	4.0	1,853,000	9.7
Warranty	123,096	3.9	181,248	2.9	255,252	3.6	447,020	2.3
Air Purification Units	38,941	1.2	431,924	6.9	142,231	2.0	1,591,210	8.3
Accessories and Other	41,293	1.3	161,114	2.5	43,725	0.6	592,716	3.1
	$3,196,033	100.0	$6,216,004	100.0	$7,035,291	100.0	$19,084,123	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $476,805 and $416,119 of stock-based compensation for the six months ended June 30, 2022 and 2021, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,284,723 and $873,799 at June 30, 2022 and December 31, 2021, respectively.

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

In total for the six months ended June 30, 2022 and 2021, the Company recorded $7,682 and $8,607, respectively, of share-based compensation expense related to employee and Board Members’ stock options. The unrecognized compensation expense as of June 30, 2022 was $3,688 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 4,000,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 10,000,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2022, there are 2,251,729 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 5,000,000 shares which are all available as of June 30, 2022. In 2019, the Board of Directors adopted an additional stock option plan with provides for 50,000,000 shares which are all available as of June 30, 2022. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2021	27,174,938	$0.19	1.53

Granted	-	-	-

Exercised	(500,000)	-	-

Forfeited	-	$-	-

Outstanding, June 30, 2022	26,674,938	$0.20	1.01

Exercisable, June 30, 2022	26,524,938	$0.20	0.99

As of June 30, 2022 and 2021, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2021	10,174,259	-	$0.08	2.36

Granted	-	-	-	-

Exercised	(5,203,256)	-	-	-

Forfeited	-	-	-	-

Expired	(1,085,180)	-	$0.15	-

Outstanding, June 30, 2022	3,885,823	-	$0.08	1.75

Exercisable, June 30, 2022	3,885,823	-	$0.08	1.75

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the six months ended June 30, 2022, the Company expensed approximately $212,000 related to this employment agreement. As of June 30, 2022, the Company had a stock subscription payable balance of $406,000, or approximately 33,895,000 shares to be issued in the future and $153,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party. In addition, 6,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at June 30, 2022 and December 31, 2021 is 10 million shares valued at $291,000, of which 2 million shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2022, the Company expensed approximately $233,000 related to the consulting agreement. As of June 30, 2022, the Company had a stock subscription payable balance of $424,000, or approximately 38,519,000 shares and a balance of $270,000 in accounts payable related to this related party. In addition, 4,666,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

Related Party Advances

During the six months ended June 30, 2022, Gregory Rotman and Steven Rotman advanced the Company funds totaling $50,733 and $19,087, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 2,500,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at June 30, 2022 is $103,750 representing the value of the 2,500,000 shares on the purchase date.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2022, the Company had a stock subscription payable balance of $42,000, for approximately 850,000 shares related to this party for services incurred and expensed in 2019.

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

During the six months ended June 30, 2022, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and on June 24, 2022, the parties submitted competing motions for summary judgment.

EMA seeks summary judgment on its breach of contract and attorneys’ fees claims, specifically seeking damages in the amount of $1,820,000 with 24% interest premised on the argument it was entitled to effectuate a January 15 and February 5, 2019, notices of conversions. EMA further seeks to dismiss Vystar’s affirmative defenses and counterclaims. Conversely, Vystar filed its motion for summary judgment seeking an order to dismiss the EMA complaint on the grounds: (i) the underlying note was satisfied on December 11, 2018; and (ii) EMA, through multiple breaches of the note, over-converted the note by 36,575,555 shares equating to a request of damages against EMA and in favor of Vystar for $4,802,000, with interest accruing at 24%, and attorneys’ fees. The briefing by the parties was fully submitted on July 29, 2022, and we now await a decision by the Court.

Payment of Wages Actions

On March 13, 2020, Robert LaChapelle, a former employee of Rotmans Furniture, the Company’s majority owned subsidiary, on behalf of himself and all others similarly situated, filed a class action complaint against Rotmans and two of its prior owners (including Steve Rotman, President of the Company) in the Worcester Superior Court alleging non-payment of overtime pay and Sunday premium pay pursuant to the Massachusetts Blue Laws (Ch. 136), the Massachusetts Overtime Law (Chapter 151, § 1A), and the Massachusetts Payment of Wages Law (Chapter 149 §§148 and 150). Specifically, LaChapelle has alleged that Rotmans failed to pay him and other sales people who were paid on a commission-only basis overtime pay at a rate of least 1.5 times the basic minimum wage or premium pay (also at 1.5 times the basic minimum wage) for hours they worked on Sundays. The parties settled with the named Plaintiffs, Robert LaChapelle and certain other employees, each on an individual basis, for a de minimus amount which was paid in March 2021. Plaintiffs’ counsel then filed a Stipulation of Dismissal of the Plaintiffs’ Complaint with prejudice. The settlement is included in operating expenses in the accompanying financial statements for the year ended December 31, 2020. On May 21, 2021, one former and one current employee of Rotmans filed suit in the Worcester District Court on substantially the same allegations as LaChapelle. In January 2022, the parties settled for a similarly immaterial amount and a Stipulation of Dismissal with prejudice was filed in June 2022.

Stock Subscription Payable

At June 30, 2022 and December 31, 2021, the Company recorded $2,610,589 and $1,247,549, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended June 30, 2022 and December 31, 2021:

	Amount	Shares

Balance, January 1, 2021	$2,589,556	99,431,356
Additions, net	806,082	42,185,365
Issuances, net	(2,148,089)	(81,110,994)

Balance, December 31, 2021	1,247,549	60,505,727
Debt and other settlements, Preferred Class B	952,116	162,755
Additions	410,924	42,071,271

Balance, June 30, 2022	$2,610,589	102,739,753

As of June 30, 2022, Preferred Class B and common shares to be issued totaled 162,755 and 102,576,998, respectively.

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the six months ended June 30, 2022, the Company made approximately 16% of its purchases from one major vendor. The Company owed its major vendor approximately $81,000 at June 30, 2022.

During the six months ended June 30, 2021, the Company made approximately 18% of its purchases from one major vendor. The Company owed its major vendor approximately $207,000 at June 30, 2021.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended June 30, 2022 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Six Months Ended
	June 30,
	2022	2021

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2022 and December 31, 2021 are as follows:

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $36,500,000 as of June 30, 2022, of which approximately $18,400,000 expires beginning in 2024 and $18,100,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $17,800,000 as of June 30, 2022 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of June 30, 2022, Rotmans has a net operating loss carryforward of approximately $5,100,000 for federal income tax purposes of which $1,500,000 expires beginning in 2029 and $3,600,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $4,200,000 which expires beginning in 2022.

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

NOTE 18 - SUBSEQUENT EVENTS

In July 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of Series B and Series C preferred stock to 2,500,000. Both Series B and C are convertible into 1,000 shares of the Company’s common stock and have voting rights. Certain actions of the Company require the written consent of at least 75% of the Series C preferred stockholders.

In July and September, the Company issued approximately 2,256,000 shares of its Series B and Series C Preferred Stock to payoff convertible notes, stock subscription payable and vendor payables of approximately $7,500,000.

Blue Oar and Steve Rotman has advanced the Company funds totaling $32,911 and $5,000, respectively. The Company has not formalized agreements with repayment terms as of this date.

Other investors have advanced the Company $45,000. The Company has not formalized agreements with repayment terms as of this date.

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

Vystar’s Board of Directors have approved preliminary plans to spin off the RxAir, Vytex and FEC product lines into a separate legal entity which Vystar intends to take public. Vystar anticipates retaining approximately 10% of the shares in the new entity and will distribute the remaining ownership percentage to Vystar shareholders. This plan is expected to be executed in late 2022.

About Rotmans

Rotmans, one of the largest independent furniture retailers in the U.S., encompassing over 170,000 square feet in Worcester, Mass., and employing approximately 50 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Rotmans is expected to add approximately $15 million annually to Vystar’s top line revenue and enable Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Significant marketing and advertising opportunities are available for all of Vystar’s brands to Rotmans’ thousands of existing customers. Steven Rotman and a group of dedicated employees provide continuity of management and customer-focused values for the Company.

About Vytex

Vytex is a multi-patented latex raw material in which the allergy causing proteins are reduced to a level that falls at or below detection based on ASTM approved test methods. Vytex has been available as a raw material commercially for ten years and through that time has a dedicated group of manufacturers who use it in end products such as electrical gloves, condoms, adhesives, etc. Ironically, most use Vytex as it’s better for their manufacturing process as an easier to use raw material and not for protein properties. As of mid-2020 Vystar and the Indian Rubber Manufacturers Research Association’s (“IRMRA”) have been actively collaborating to develop viscoelastic deproteinized natural rubber (DPNR) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach. Additionally, this research, while slowed by the COVID-19 pandemic, has also shown attributes with extra low ammonia offerings that are desired and now sampled.

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (“CMC Global”) to produce, develop and manage the Vytex product and supply lines. This agreement will allow Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex. Additionally Vystar now has a testing supply of Vytex dry rubber for larger trials. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining the potential of Cameroon production with strategically placed contract manufactures based on geographical needs. Also Vystar research has shown great strides in specializing liquid Vytex (ultra low protein latex, ULPL) to meet the immediate needs of customers such as low or no nitrosamine and others (discussed in the presentation below available in the pdf) and additional patents have been proposed to cover these findings. Research into dry rubber continues at a moderate pace as tire companies seek out alternatives to synthetics.

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

Additionally, in August 2021, Dr. Matthan presented new data to the Automotive Tyre Manufacturers’ Association including Vytex dry rubber. A follow up paper has been completed by Dr Matthan, John Heath and William Doyle and will run in Rubber World in early 2023.

In Halcyon Agri (owner of CMC Global), 2020 Corporate Report: “Our group-wide innovation capabilities have enabled us to engage in innovative commercial partnerships. Corrie MacColl is collaborating with Vystar Corporation to transform our Cameroon plantation output into ultra-pure latex with stronger molecular bond that offers enhanced strength, durability and flexibility in the end products. This is achieved by removing non-rubber components and 99.85% of the proteins.” CMC Global continues to work with the facility at Cameroon to produce Vytex at their owned processing plant.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. It has caused, among other things, interruptions in our supply chains and suppliers, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time. In addition, discretionary consumer spending has been negatively affected by rising inflation, including fuel costs and interest rates. At this time, we cannot reasonably estimate the duration of the pandemic and its influence on consumers and our business.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	CONSOLIDATED

Revenue	$3,196,033	$6,216,004	$(3,019,971)	-48.6%

Cost of revenue	1,467,964	2,567,075	(1,099,111)	-42.8%

Gross profit	1,728,069	3,648,929	(1,920,860)	-52.6%

Operating expenses:
Salaries, wages and benefits	785,931	1,575,649	(789,718)	-50.1%
Share-based compensation	338,857	211,423	127,434	60.3%
Agent fees	327,007	1,077,567	(750,560)	-69.7%
Professional fees	133,472	198,778	(65,306)	-32.9%
Advertising	314,084	543,475	(229,391)	-42.2%
Rent	177,184	319,616	(142,432)	-44.6%
Service charges	85,072	84,499	573	0.7%
Depreciation and amortization	150,580	192,372	(41,792)	-21.7%
Other operating	507,682	881,072	(373,390)	-42.4%

Total operating expenses	2,819,869	5,084,451	(2,264,582)	-44.5%

Loss from operations	(1,091,800)	(1,435,522)	343,722	-23.9%

Other income (expense):
Interest expense	(207,177)	(177,483)	(29,694)	16.7%
Change in fair value of derivative liabilities	1,463,000	215,800	1,247,200	577.9%
Gain on settlement of debt, net	230,820	1,428,291	(1,197,471)	-83.8%
Other income, net	33,752	42,177	(8,425)	-20.0%

Total other income, net	1,520,395	1,508,785	11,610	0.8%

Net income	428,595	73,263	355,332	485.0%

Net (income) loss attributable to noncontrolling interest	238,084	(209,810)	447,894	-213.5%

Net income (loss) attributable to Vystar	$666,679	$(136,547)	$803,226	-588.2%

Revenues

Revenues for the three months ended June 30, 2022 and 2021 were $3,196,033 and $6,216,004, respectively, for an decrease of $3,019,971 or 48.6%. The decrease in revenues was due to the success of the high impact closing to remodel sale at Rotmans in 2021 and the reduction in discretionary consumer spending due to rising inflation in 2022.

The Company reported a significant decrease in gross profit to $1,728,069 for the three-month period ended June 30, 2022 compared to gross profit of $3,648,929 for the three-month period ended June 30, 2021, a decrease of $1,920,860 or 52.6%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the three months ended June 30, 2022 and 2021 was $1,467,964 and $2,567,075, respectively, a decrease of $1,099,111 or 42.8%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $2,819,869 and $5,084,451 for the three months ended June 30, 2022 and 2022 and 2021, respectively, a decrease of $2,264,582 or 44.5%. The decrease was due in part to reduced revenues and the closing of a second warehouse occupied by Rotmans until October 2021.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2022 was $1,520,395 which consisted of interest expense of ($207,177), change in fair value of derivative liabilities of $1,463,000, gain on settlement of debt, net of $230,820 and other income of $33,752. This compares to other income (expense) of $1,508,785 for the three months ended June 30, 2021, which consisted of interest expense of $177,483, change in fair value of derivative liabilities of ($215,800), gain on settlement of debt, net of $1,428,291 and other income of $42,177. Included in gain on settlement of debt, net is PPP loan forgiveness of $1,402,900.

Net Income

Net income was $428,595 and $73,263 for the three months ended June 30, 2022 and 2021, respectively, an increase of $355,332 or 485%. Net income in the quarter ended June 30, 2022 versus net income in the same period in 2021 was due to the change in fair value of derivative liabilities in 2022, while the comparative period was due to PPP loan forgiveness of $1,402,900 and increased sales and margins from the operations of a high impact closing to remodel sale at Rotmans.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2022 with the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	CONSOLIDATED

Revenue	$7,035,291	$19,084,123	$(12,048,832)	-63.1%

Cost of revenue	3,128,238	8,643,915	(5,515,677)	-63.8%

Gross profit	3,907,053	10,440,208	(6,533,155)	-62.6%

Operating expenses:
Salaries, wages and benefits	1,694,413	3,524,788	(1,830,375)	-51.9%
Share-based compensation	476,805	416,119	60,686	14.6%
Agent fees	745,186	2,329,440	(1,584,254)	-68.0%
Professional fees	322,875	218,961	103,914	47.5%
Advertising	607,572	1,408,653	(801,081)	-56.9%
Rent	360,911	636,231	(275,320)	-43.3%
Service charges	192,244	309,015	(116,771)	-37.8%
Depreciation and amortization	301,160	384,381	(83,221)	-21.7%
Other operating	1,163,296	1,677,485	(514,189)	-30.7%

Total operating expenses	5,864,462	10,905,073	(5,040,611)	-46.2%

Loss from operations	(1,957,409)	(464,865)	(1,492,544)	321.1%

Other income (expense):
Interest expense	(386,486)	(353,330)	(33,156)	9.4%
Change in fair value of derivative liabilities	1,520,000	86,800	1,433,200	1651.2%
Gain on settlement of debt, net	230,820	2,675,926	(2,445,106)	-91.4%
Other income, net	67,704	99,924	(32,220)	-32.2%

Total other income, net	1,432,038	2,509,320	(1,077,282)	-42.9%

Net income (loss)	(525,371)	2,044,455	(2,569,826)	-125.7%

Net (income) loss attributable to noncontrolling interest	417,696	(1,262,875)	1,680,571	-133.1%

Net income (loss) attributable to Vystar	$(107,675)	$781,580	$(889,255)	-113.8%

Revenues

Revenues for the six months ended June 30, 2022 and 2021 were $7,035,291 and $19,084,123, respectively, for a decrease of $12,048,832 or 63.1%. The decrease in revenues was due to the success of the high impact closing to remodel sale at Rotmans in 2021 and the reduction in discretionary consumer spending due to rising inflation in 2022.

The Company reported a significant decrease in gross profit to $3,907,053 for the six-month period ended June 30, 2022 compared to gross profit of $10,440,208 for the six-month period ended June 30, 2021, a decrease of $6,533,155 or 62.6%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the six months ended June 30, 2022 and 2021 was $3,128,238 and $8,643,915, respectively, a decrease of $5,515,677 or 63.8%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $5,864,462 and $10,905,073 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $5,040,611 or 46.2%. The decrease was due in part to reduced revenues and the closing of a second warehouse occupied by Rotmans until October 2021.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2022 was $1,432,038 which consisted of interest expense of ($386,486), change in fair value of derivative liabilities of $1,520,000, gain on settlement of debt, net of $230,820 and other income of $67,704. This compares to other income (expense) of $2,509,320 for the six months ended June 30, 2021, which consisted of interest expense of ($353,330), change in fair value of derivative liabilities of $86,800, gain on settlement of debt, net of $2,675,926 and other income of $99,924. Included in gain on settlement of debt, net is PPP loan forgiveness of $2,805,800.

Net Income (Loss)

Net income (loss) was ($525,371) and $2,044,455 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $2,569,826 or 125.7%. Net loss in the six months ended June 30, 2022 versus net income in the same period in 2021 was due to PPP loan forgiveness of $2,805,800 and increased sales and margins from the operations of a high impact closing to remodel sale at Rotmans in 2021. The net loss in 2022 was significantly reduced by the change in fair value of derivative liabilities of $1,520,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2022, the Company had cash of $70,023 and a deficit in working capital of approximately $8.8 million. Further, at June 30, 2022, the accumulated deficit amounted to approximately $51.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $507,409 for the six months ended June 30, 2022 as compared to net cash used in operating activities of $2,281,421 for the six months ended June 30, 2021. During the six months ended June 30, 2022, cash used in operations was primarily due to the net loss offset by the decrease of inventories and other receivables, and non-cash related add-back of share-based compensation expense, depreciation, amortization and change in fair value of derivative liabilities.

The Company had no cash used in investing activities during the six months ended June 30, 2022 as compared to $55,040 for the six months ended June 30, 2021.

Net cash provided by financing activities was $426,257 during the six months ended June 30, 2022, as compared to cash provided of $1,844,507 during the six months ended June 30, 2021. During the six months ended June 30, 2022, cash was provided by related party term debt and advances of $569,820 which was offset by the repayment of finance lease obligations of $81,063 and repayment of related party debt of $62,500. During the six months ended June 30, 2021, cash was provided by PPP loan proceeds of $1,402,900, related party term debt in the amount of $528,039 offset by the repayment of finance lease obligations of $86,432.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2022 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2022, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2022. Such conclusion was reached based on the following material weaknesses noted by management:

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

VYSTAR CORPORATION

Date: September 26, 2022	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

