Form 10-Q
period 2022-09-30
Vystar Corp
filed 2022-12-08
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of December 6, 2022
Common Stock, $0.0001 par value per share	12,941,260 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$160,686	$151,175
Accounts receivable, net	43,667	68,541
Other receivables	684,775	875,362
Inventories	3,107,226	3,784,420
Prepaid expenses and other	673,717	337,013
Deferred commission costs	49,402	73,625

Total current assets	4,719,473	5,290,136

Property and equipment, net	670,638	832,099

Operating lease right-of-use assets	7,462,785	7,776,978

Finance lease right-of-use assets, net	441,326	551,037

Other assets:
Intangible assets, net	949,934	1,208,870
Goodwill	460,301	460,301
Inventories, long-term	458,217	657,177
Deferred commission costs, net of current portion	26,209	60,586
Other	5,274	20,274

Total other assets	1,899,935	2,407,208

Total assets	$15,194,157	$16,857,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,439,100	$5,149,570
Accrued expenses	893,553	897,420
Stock subscription payable	1,539,600	1,247,549
Operating lease liabilities - current maturities	731,000	634,000
Finance lease liabilities - current maturities	117,000	134,000
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	332,248	1,388,904
Related party debt - current maturities	616,025	1,487,000
Unearned revenue	603,373	880,204
Derivative liabilities	17,800	1,778,100
Related party advances	92,731	-

Total current liabilities	9,382,430	13,596,747

Long-term liabilities:
Operating lease liabilities, net of current maturities	5,376,050	5,683,736
Finance lease liabilities, net of current maturities	355,328	443,882
Unearned revenue, net of current maturities	104,835	241,991
Related party debt, net of current maturities and debt discount	-	2,791,401

Total long-term liabilities	5,836,213	9,161,010

Total liabilities	15,218,643	22,757,757

Stockholders’ deficit:
Convertible preferred stock series A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (liquidation preference of $81,055 and $74,531 at September 30, 2022 and December 31, 2021, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (liquidation preference of $43,280 at September 30, 2022)	37	-
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (liquidation preference of $74,863 at September 30, 2022)	192	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 12,941,760 shares issued at September 30, 2022 and December 31, 2021, and 12,941,260 and 12,941,460 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,294	1,294
Additional paid-in capital	53,361,926	43,851,510
Accumulated deficit	(54,492,803)	(51,410,516)
Common stock in treasury, at cost; 300 shares at September 30, 2022 and December 31, 2021, respectively	(30)	(30)

Total Vystar stockholders’ deficit	(1,129,383)	(7,557,741)

Noncontrolling interest	1,104,897	1,657,442

Total stockholders’ deficit	(24,486)	(5,900,299)

Total liabilities and stockholders’ deficit	$15,194,157	$16,857,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$3,572,071	$4,066,597	$10,607,362	$23,150,720

Cost of revenue	1,681,713	1,932,290	4,809,951	10,576,205

Gross profit	1,890,358	2,134,307	5,797,411	12,574,515

Operating expenses:
Salaries, wages and benefits	866,427	1,188,835	2,560,840	4,713,623
Share-based compensation	181,199	207,382	658,004	623,501
Agent fees	312,909	312,214	1,058,095	2,641,654
Professional fees	91,624	124,285	414,498	343,246
Advertising	242,902	365,369	850,474	1,774,022
Rent	195,950	331,056	556,861	967,287
Service charges	90,132	147,466	282,376	456,481
Depreciation and amortization	119,237	193,158	420,397	577,539
Other operating	585,082	812,817	1,748,378	2,490,302

Total operating expenses	2,685,462	3,682,582	8,549,923	14,587,655

Loss from operations	(795,104)	(1,548,275)	(2,752,512)	(2,013,140)

Other income (expense):
Interest expense	(107,869)	(186,732)	(494,355)	(540,062)
Change in fair value of derivative liabilities	240,300	(88,200)	1,760,300	(1,400)
Gain (loss) on settlement of debt, net	(2,481,231)	-	(2,250,411)	2,675,926
Other income, net	34,443	(135,612)	102,147	(35,688)

Total other income (expense), net	(2,314,357)	(410,544)	(882,319)	2,098,776

Net income (loss)	(3,109,461)	(1,958,819)	(3,634,831)	85,636

Net (income) loss attributable to noncontrolling interest	134,849	439,512	552,545	(823,363)

Net loss attributable to Vystar	$(2,974,612)	$(1,519,307)	$(3,082,286)	$(737,727)

Loss per share:
Basic and diluted	$(0.23)	$(0.12)	$(0.24)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	12,941,260	12,816,505	12,941,279	12,627,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,941,760	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									3,691				3,691		3,691

Retirement of common stock							(200)								-

Net loss	-	-	-	-	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	1	-	-	-	-	12,941,560	1,294	43,855,201	(52,184,870)	(300)	(30)	(8,328,404)	1,477,830	(6,850,574)

Share-based compensation - options									3,691				3,691		3,691

Net loss	-	-	-	-	-	-	-	-	-	666,679	-	-	666,679	(238,084)	428,595

Ending balance June 30, 2022	8,698	1	-	-	-	-	12,941,560	1,294	43,858,892	(51,518,191)	(300)	(30)	(7,658,034)	1,239,746	(6,418,288)

Share-based compensation - options									3,691				3,691		3,691

Preferred stock issued for services			73,428	7	291,188	29			1,595,211				1,595,247		1,595,247

Preferred stock issued for cash					32,566	3			84,997				85,000		85,000

Preferred stock issued for settlement of accounts payable			127,857	13					511,415				511,428		511,428

Preferred stock issued for settlement of shareholder notes payable			152,755	15					893,602				893,617		893,617

Preferred stock issued for settlement of related party notes payable					1,594,219	160			6,346,404				6,346,564		6,346,564

Preferred stock issued for settlement of stock payable			16,929	2					67,714				67,716		67,716

Net loss	-	-	-	-	-	-	-	-	-	(2,974,612)	-	-	(2,974,612)	(134,849)	(3,109,461)

Ending balance September 30, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,941,560	$1,294	$53,361,926	$(54,492,803)	(300)	$(30)	$(1,129,383)	$1,104,897	$(24,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Attributable to Vystar
	Number		Number				Number		Total
	of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	11,999,318	$1,200	$41,352,261	$(48,713,184)	(300)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services			493,718	49	1,404,043				1,404,092		1,404,092

Share-based compensation - options					4,916				4,916		4,916

Common stock issued for settlement of related party payable			113,650	11	335,254				335,265		335,265

Common stock issued for cash received in prior period			16,667	2	24,998				25,000		25,000

Preferred stock conversion	(5,000)		17,680	2	(2)				-		-

Net income	-	-	-	-	-	918,127	-	-	918,127	1,053,065	1,971,192

Ending balance March 31, 2021	8,698	1	12,641,033	1,264	43,121,470	(47,795,057)	(300)	(30)	(4,672,352)	1,653,860	(3,018,492)

Share-based compensation - options					3,691				3,691		3,691

Net income (loss)	-	-	-	-	-	(136,547)	-	-	(136,547)	209,810	73,263

Ending balance June 30, 2021	8,698	1	12,641,033	1,264	43,125,161	(47,931,604)	(300)	(30)	(4,805,208)	1,863,670	(2,941,538)

Common stock issued for services			292,060	29	705,968				705,997		705,997

Share-based compensation - options					3,691				3,691		3,691

Common stock issued for settlement of related party payable			8,667	1	12,999				13,000		13,000

Net loss	-	-	-	-	-	(1,519,307)	-	-	(1,519,307)	(439,512)	(1,958,819)

Ending balance September 30, 2021	8,698	1	12,941,760	$1,294	$43,847,819	$(49,450,911)	(300)	$(30)	$(5,601,827)	$1,424,158	$(4,177,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,634,831)	$85,636
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on settlement of debt, net	2,250,411	(2,675,926)
Share-based compensation	658,004	623,501
Depreciation	161,461	289,569
Bad debts (recovery)	(3,754)	132,702
Amortization of intangible assets	258,936	287,970
Noncash lease expense	217,958	229,093
Amortization of debt discount	27,083	26,335
Change in fair value of derivative liabilities	(1,760,300)	1,400
Loss on sale of property and equipment	-	170,801
Gain on sale of investments		(16,300)
(Increase) decrease in assets:
Accounts receivable	28,629	(338,848)
Other receivables	190,587	-
Inventories	876,154	1,275,713
Prepaid expenses and other	184,376	163,492
Deferred commission costs	58,600	83,205
Increase (decrease) in liabilities:
Accounts payable	332,551	(149,465)
Accrued expenses and interest payable	172,696	(2,077,141)
Unearned revenue	(413,988)	(880,266)

Net cash used in operating activities	(395,427)	(2,768,529)

Cash flows from investing activities:
Acquisition of property and equipment	-	(54,157)
Proceeds from the sale of property and equipment	-	311,300
Proceeds from the sales of investments	-	144,210
Patents and trademark fees	-	(2,183)

Net cash provided by investing activities	-	399,170

Cash flows from financing activities:
Proceeds from issuance of term debt	-	1,402,900
Proceeds from the issuance of notes - related parties	500,000	533,039
Proceeds from the issuance of convertible notes payable	-	290,000
Proceeds from related party advances	92,731	-
Repayment of related party debt	(162,500)	-
Repayment of finance lease obligations	(110,293)	(130,488)
Proceeds from issuance of preferred stock	85,000	-

Net cash provided by financing activities	404,938	2,095,451

Net increase (decrease) in cash	9,511	(273,908)

Cash - beginning of period	151,175	620,539

Cash - end of period	$160,686	$346,631

Cash paid during the period for:
Interest	$287,521	$331,849

Non-cash transactions:
Common stock issued for accrued compensation	$-	$2,110,089
Common stock issued for settlement of related party payable	-	335,265
Common stock issued for cash received in prior period	-	38,000
Common stock issued for preferred stock	-	177
Prepaid expenses with common stock	-	291,000
Prepaid expenses with preferred stock	506,080	-
Notes payable paid with preferred stock	1,124,436	-
Related party notes payable paid with preferred stock	4,254,992
Warrants and consulting paid by preferred stock	58,500	-
Preferred stock issued for stock subscription payable	103,750	-
Vendor payables paid with preferred stock	943,021	-
Vendor payables paid directly by related party	100,000	-
Reduction of third-party vendor payable with transfer of inventories	-	2,886,497
Acquisition of inventories with third-party vendor payable at commencement of second sale agreement	-	2,886,497
Derivatives issued as a debt discount	-	65,000

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

On September 1, 2022, our amendment effecting a 1-for-100 reverse stock split of our common stock was effective, which was previously approved by our Board of Directors on July 26, 2022. The total number of shares which the Company is authorized to issue is 520,000,000, of which 500,000,000 is common and 20,000,000 is preferred. All share and per share amounts have been adjusted in these condensed consolidated financial statements to reflect the effects of the reverse stock split. The Company is awaiting FINRA approval to effectuate the reverse stock split.

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

COVID-19 and Economic Conditions

The novel coronavirus (“COVID-19”) pandemic, its contributory efforts on the economy and general economic conditions, continues to impact our business and results of operations. During the nine months ended September 30, 2022, we experienced rising product prices, volatile transportation costs and supply chain disruptions. In addition, discretionary consumer spending has been adversely impacted by rising inflation, including fuel costs and interest rates. We cannot reasonably estimate the extent and duration of any future impact from the COVID-19 pandemic or general economic conditions on our business. Accordingly, the estimates and assumptions made as of September 30, 2022 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be measured at this time).

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and September 30, 2022 and are level 3 measurements. There have been no transfers between levels during the nine months ended September 30, 2022.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 3% in 2022. Amounts sold during the nine months ending September 30, 2022 were approximately $3,067,000. Retail furniture receivables retained by the Company are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $267,000 and $273,000, respectively.

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

Rotmans terminated its agreement with a supplier in 2021 and will receive $100,000 in consideration. As of December 31, 2021, the remaining account balance of $104,075 represents funds due from this termination. The Company has received $37,408 during the nine months ended September 30, 2022.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2022, the net balance of property and equipment is $670,638 with accumulated depreciation of $805,445. As of December 31, 2021, the net balance of property and equipment is $832,099 with accumulated depreciation of $643,984.

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

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. As disclosed in Note 18, Rotmans will be closing its showroom at the end of 2022. At that time, the carrying amounts of our intangible assets may not be fully recoverable and an impairment charge will be recorded.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the nine months ended September 30, 2022 and 2021, we did not recognize any impairment of our long-lived assets. As disclosed in Note 18, Rotmans will be closing its showroom at the end of 2022. At that time, the carrying amounts of the assets may not be fully recoverable and an impairment charge will be recorded.

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

As disclosed in Note 18, Rotmans will be closing its showroom at the end of 2022. At that time, goodwill will be reviewed and, if impaired, a loss will be recorded.

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of September 30, 2022, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the nine months ended September 30, 2022 and 2021 are summarized as follows:

	2022	2021

Balance, beginning of the period	$1,122,195	$2,427,771

Customer deposits received	9,368,761	20,250,952

Gift cards purchased	1,200	9,610

Revenue earned	(9,783,948)	(21,140,827)

Balance, end of the period	$708,208	$1,547,506

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the nine months ended September 30, 2022 and 2021, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 266,000 and 267,500 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, as their effect would be anti-dilutive. Warrants to purchase 38,483 and 104,928 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock series A convertible to 33,607 and 31,868 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Preferred stock series B and C convertible to 3,771,152 and 19,466,562 shares of common stock for the nine months ended September 30, 2022 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes of 2,249,987 and 3,862,190 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2022 and December 31, 2021, reserves for estimated sales returns totaled $281,000 and $337,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

The Company also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. The Company ended this warranty program during 2020 but continues to amortize the previously contracted warranties over their original terms. The Company currently offers a separately-priced stain protection warranty serviced by a third-party. At September 30, 2022 and December 31, 2021, deferred warranty revenue was approximately $301,000 and $524,000, respectively, and is included in unearned revenue in the accompanying consolidated balance sheets. During the nine months ended September 30, 2022 and 2021, the Company recognized total revenues of approximately $217,000 and $308,000, respectively, related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract. At September 30, 2022 and December 31, 2021, deferred commission costs were approximately $76,000 and $134,000, respectively, and are included in the accompanying condensed consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the nine months ended September 30, 2022 and 2021, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $850,000 and $1,774,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the nine months ended September 30, 2022 and 2021.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2019 through 2021.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2022, the Company had cash of $160,686 and a deficit in working capital of approximately $4.6 million. Further, at September 30, 2022 the accumulated deficit amounted to approximately $54.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, as well as the Rotmans going out of business sale as discussed in Note 18, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce RxAir air purification units and license Vytex NRL raw materials to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products, services and competing technological developments; the Company’s ability to successfully acquire new customers and maintain a strong brand; and broader economic factors such as interest rates and changes in customer spending patterns. As the Company expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after the Company has achieved sustained revenue generation.

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

Investments, which represented equity securities in a publicly traded company, were sold during the nine months ended September 30, 2021 at a gain of approximately $16,000 which is included in other income (expense).

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021

Furniture, fixtures and equipment	$588,624	$588,624
Tooling and testing equipment	338,572	338,572
Parking lots	365,707	365,707
Leasehold improvements	134,014	134,014
Motor vehicles	49,166	49,166

	1,476,083	1,476,083
Accumulated depreciation	(805,445)	(643,984)

Property and equipment, net	$670,638	$832,099

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $161,461 and $289,569, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,	Amortization Period
	2022	2021	(in Years)
Amortized intangible assets:
Customer relationships	$150,000	$150,000	6 - 10
Proprietary technology	280,000	280,000	10
Tradename and brand	1,050,000	1,050,000	5 - 10
Marketing related	380,000	380,000	5
Patents	361,284	361,284	6 - 20
Noncompete	50,000	50,000	5

Total	2,271,284	2,271,284
Accumulated amortization	(1,330,422)	(1,071,486)

Intangible assets, net	940,862	1,199,798
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$949,934	$1,208,870

Amortization expense for the nine months ended September 30, 2022 and 2021 was $258,936 and $287,970, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2022	$86,313
2023	338,638
2024	239,411
2025	90,550
2026	71,232
Thereafter	114,718

Total	$940,862

NOTE 7 - LEASES

The Company leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2024 with options to extend to 2031.

The table below presents the lease costs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30.		September 30,
	2022	2021	2022	2021

Operating lease cost	$289,824	$396,937	$865,628	$1,189,481

Finance lease cost:

Amortization of right-of-use assets	30,276	45,912	114,450	137,736
Interest on lease liabilities	8,342	8,371	22,439	26,792

Total lease cost	$328,442	$451,220	$1,002,517	$1,354,009

During the nine months ended September 30, 2022 and 2021, the Company recognized sublease income of approximately $102,000 and $81,000, respectively, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$264,539	$375,911	$790,159	$1,127,733
Financing cash flows used for financing leases	35,572	52,427	130,732	157,281

Assets obtained in exchange for operating lease liabilities	320,732	-	320,732	-

Assets obtained in exchange for finance lease liabilities	-	-	4,739	-

Weighted average remaining lease term:
Operating leases	8.0 years	9 years	8.0 years	9 years
Finance leases	3.7 years	4.4 years	3.7 years	4.4 years

Weighted average discount rate:
Operating leases	5.61%	5.59%	5.61%	5.59%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2022 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2022	$264,540	$34,770	$299,310
2023	1,049,351	139,080	1,188,431
2024	955,272	139,080	1,094,352
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
Thereafter	3,552,500	-	3,552,500

Total undiscounted lease liabilities	7,561,663	520,405	8,082,068
Less: imputed interest	(1,454,613)	(48,077)	(1,502,690)

Net lease liabilities	$6,107,050	$472,328	$6,579,378

As of September 30, 2022, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 8 - NOTES PAYABLE AND LOAN FACILITY

Letter of Credit

The Company entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent will be reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. A new agreement was entered into with the agent in June 2021. The remaining inventories on hand were used to pay off the liability of the first sale and then simultaneously purchased back for the next sale. The agreement has been amended numerous times and will end in October 2022 as disclosed in Note 18. The agent has a senior first priority security interest and lien in Rotmans inventories and other assets until all obligations and liabilities are satisfied. The outstanding balance of the advance is approximately $1,947,000 and $2,082,000 as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable in the accompanying condensed consolidated balance sheet.

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

On February 2, 2021, Rotmans received an additional $1,402,900 in PPP loan funding from the SBA. The terms of the Note were the same as the original PPP Loan. On June 25, 2021, the PPP loan was fully forgiven by the SBA.

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30,	December 31,
	2022	2021

Shareholder, convertible and contingently convertible notes	$309,500	$1,241,895
Accrued interest	22,748	147,009

	332,248	1,388,904
Less: current maturities	(332,248)	(1,388,904)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Company issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $335,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at the Company’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by the Company. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these notes as of September 30, 2022 and December 31, 2021 is $19,500 and $338,195, respectively. The notes matured in January 2020 and continue to accrue interest until settlement. The unpaid balance on the notes bears interest at an annual rate of eight percent (8%) in arrears. All of these notes except one were settled in April 2022 at a gain of approximately $98,000. The Company issued 53,822 shares of its preferred stock series B in July to complete the settlement.

During the year ended December 31, 2019, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. All of these notes were settled in April 2022 at a gain of approximately $142,000. The Company issued 98,933 shares of its preferred stock series B in July to complete the settlement.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of September 30, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

Based on the variable conversion price of these notes issued prior to 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $647,100 at December 31, 2021. With the debt settlements beginning in April 2022, the value of the embedded conversion features on the one remaining note was $17,800 at September 30, 2022.

Related Party Debt

The following table summarizes related party debt:

	September 30,	December 31,
	2022	2021

Rotman Family convertible notes	$5,000	$1,967,737
Rotman Family nonconvertible notes	577,500	1,953,509
Accrued interest	33,525	384,238
Debt discount	-	(27,083)

	616,025	4,278,401
Less: current maturities	(616,025)	(1,487,000)

	$-	$2,791,401

Rotman Family Convertible Notes

On September 30, 2019, the Company issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) from date of issuance, (iii) are convertible at the Company’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. These notes were settled by the Company in July 2022 with the issuance of 48,276 and 25,812 shares of preferred stock series C to Steven and Greg Rotman, respectively. The balance of the notes payable including accrued interest to Steven and Greg Rotman is approximately $126,000 and $66,000, respectively, at December 31, 2021.

On July 18, 2019, the Company issued contingently convertible notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans. These notes are (i) unsecured, and (ii) bear interest at an annual rate of five percent (5%) from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of the Company’s common stock at a 20-day average closing price at a 50% discount. These notes were settled by the Company in July 2022 with the issuance of 474,336 and 180,699 shares of preferred stock series C to Steven and Bernard Rotman, respectively. The balance of the notes payable including accrued interest to Steven and Bernard Rotman were approximately $1,238,000 and $472,000, respectively, at December 31, 2021.

On December 19, 2019, the Company issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note was extended to mature two years from issuance. This note was settled by the Company in July 2022 with the issuance of 42,225 shares of preferred stock series C. The balance of the note payable including accrued interest to Steven Rotman is approximately $110,000 at December 31, 2021, respectively.

On February 20, 2020, the Company issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of the Company. The note matures two years from issuance. This note was settled by the Company in July 2022 with the issuance of 20,913 shares of preferred stock series C. The balance of the note payable including accrued interest to Steven Rotman is approximately $55,000 at December 31, 2021.

On June 3, 2021, the Company issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of the Company’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $1.65 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. This note was settled by the Company in July 2022 with the issuance of 51,896 shares of preferred stock series C. The balance of the note payable including accrued interest to Gregory Rotman is approximately $134,000 December 31, 2021.

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at September 30, 2022 and December 31, 2021.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	September 30,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 8.00% note due July 2024	07/18/19	$105,000	$-	$126,000
Gregory Rotman 8.00% note due July 2024	07/18/19	55,207	-	66,264
Steven Rotman 5.00% note due July 2027	07/18/19	1,102,500	-	1,238,016
Bernard Rotman 5.00% note due July 2023	07/18/19	420,000	-	471,625
Steven Rotman 5.00% note due December 2021	12/19/19	100,000	-	110,208
Steven Rotman 5.00% note due February 2022	02/02/20	50,000	-	54,583
Gregory Rotman 5.00% note due June 2023	06/03/21	130,030	-	133,822
Jamie Rotman 5.00% note due August 2022	08/17/21	5,000	5,250	5,094

		$1,967,737	5,250	2,205,612

Debt Discount			-	(27,083)

			$5,250	$2,178,529

Based on the variable conversion price for these convertible notes excluding the one issued in August 2021, the Company recorded the embedded conversion features as derivative liabilities, which amounted to $1,131,000 at December 31, 2021. With the subsequent conversions in July 2022, there was no value of the embedded conversion features at September 30, 2022.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. Steven Rotman’s note was settled by the Company in July with the issuance of 158,112 shares of preferred stock series C. The balance of Bernard Rotman’s note including accrued interest is approximately $162,000 at September 30, 2022. The balance of these notes payable including accrued interest to Steven and Bernard Rotman is approximately $413,000 and $157,000, respectively, at December 31, 2021.

During the six months ended December 31, 2020, Steven Rotman advanced the Company funds totaling $1,048,000. In December 2020, the Company formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date has been extended to December 2022. The face amount of the note represents the amount due at maturity along with accrued interest. This note was settled by the Company in July 2022 with the issuance of 427,296 shares of preferred stock series C. The balance of the note payable including accrued interest to Steven Rotman is approximately $1,115,000, at December 31, 2021.

During 2021, Steven Rotman advanced the Company funds totaling $398,009. The Company formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. These notes were settled by the Company in July 2022 with the issuance of 158,908 shares of preferred stock series C. The balance of the notes payable including accrued interest to Steven Rotman is approximately $415,000 at December 31, 2021.

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced the Company $500,000 and paid bills totaling $100,000 on the Company’s behalf. The Company formalized the advances and issued a promissory note to Blue Oar. The note bears interest at an annual rate of six percent (6%) and requires weekly payments of $12,500 until the note and interest is paid in full. The Company also granted Blue Oar a security interest in Murida’s inventory.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
		Principal	September 30,	December 31,
	Issue Date	Amount	2022	2021
Steven Rotman 5.00% note due July 2027	07/18/19	$367,500	$-	$412,672
Bernard Rotman 5.00% note due July 2023	07/18/19	140,000	162,458	157,208
Steven Rotman 5.00% note due December 2022	12/22/20	1,048,000	-	1,115,243
Steven Rotman 5.00% note due March 2023	03/31/21	395,000	-	411,652
Steven Rotman 5.00% note due June 2023	06/02/21	3,009	-	3,097
Blue Oar 6.00% note due May 2023	04/28/22	600,000	448,317	-

		$2,553,509	$610,775	$2,099,872

Approximate maturities for the succeeding years are as follows:

Remainder of 2022	$345,000
2023	271,025

$616,025

NOTE 9 - DERIVATIVE LIABILITIES

As of September 30, 2022 and December 31, 2021, the Company had a $17,800 and $1,778,100, respectively, derivative liability balance on the condensed consolidated balance sheet and recorded a gain from change in fair value of derivative liabilities of $240,300 and $1,760,300 for the three months and nine months ended September 30, 2022, respectively. The derivative liability activity comes from the convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s condensed consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the condensed consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. The Company fair values the embedded derivative using a lattice-based valuation model or Monte Carlo simulation. With the settlement of all except one of the convertible notes payable, the balance has been significantly reduced as of September 30, 2022.

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at September 30, 2022 and December 31, 2021:

Fair Value of Embedded Derivative Liabilities:

	2022	2021

Balance, beginning of the period	$1,778,100	$1,766,700

Initial measurement of liabilities	-	65,000

Change in fair value	(1,760,300)	(53,600)

Balance, end of the period	$17,800	$1,778,100

NOTE 10 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in the Company’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

As of September 30, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $81,000 and could be converted into 33,607 shares of common stock, at the option of the holder.

As of December 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 32,303 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 10 shares of common stock at the option of the holder. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference.

As of September 30, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $43,000 and could be converted into 3,771,519 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 10 shares of common stock at the option of the holder. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference.

As of September 30, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 19,466,562 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the nine months ended September 30, 2022, the Company retired 200 shares of previously issued common stock. Included in stock subscription payable at September 30, 2022, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At September 30, 2022 and December 31, 2021, the Company recorded $1,539,600 and $1,247,549, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended September 30, 2022 and December 31, 2021:

	Amount	Shares

Balance, January 1, 2021	$2,589,556	994,314
Additions, net	806,082	421,854
Issuances, net	(2,148,089)	(811,110)

Balance, December 31, 2021	1,247,549	605,058
Additions, net	544,039	828,281
Issuances, net	(251,988)	(25,568)

Balance, September 30, 2022	$1,539,600	1,407,771

NOTE 11 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$481,765	13.5	$398,807	9.8	$1,167,928	11.0	$1,725,588	7.5
Dining Room Furniture	260,123	7.3	235,945	5.8	641,042	6.0	1,337,503	5.8
Occasional	327,709	9.2	422,044	10.4	1,285,605	12.1	3,186,248	13.8
	1,069,597	30.0	1,056,796	26.0	3,094,575	29.1	6,249,339	27.1
Upholstery	1,271,872	35.6	1,627,212	40.0	4,027,753	38.0	8,200,995	35.4
Mattresses and Toppers	957,155	26.8	847,997	20.9	2,490,604	23.5	3,681,848	15.9
Broadloom, Flooring and Rugs	93,454	2.6	143,618	3.5	373,229	3.5	1,996,618	8.6
Warranty	115,892	3.2	142,709	3.5	371,144	3.5	589,729	2.5
Air Purification Units	25,617	0.7	192,755	4.7	167,848	1.6	1,783,965	7.7
Accessories and Other	38,484	1.1	55,510	1.4	82,209	0.8	648,226	2.8
	$3,572,071	100.0	$4,066,597	100.0	$10,607,362	100.0	$23,150,720	100.0

NOTE 12 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $658,004 and $623,501 of stock-based compensation for the nine months ended September 30, 2022 and 2021, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,269,600 and $751,671 at September 30, 2022 and December 31, 2021, respectively.

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

In total for the nine months ended September 30, 2022 and 2021, the Company recorded $11,370 and $12,298, respectively, of share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of September 30, 2022 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2022, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares which are all available as of September 30, 2022. In 2019, the Board of Directors adopted an additional stock option plan with provides for 500,000 shares which are all available as of September 30, 2022. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2021	271,750	$19.40	1.53

Granted	-	-	-

Exercised	(5,000)	-	-

Forfeited	-	-	-

Outstanding, September 30, 2022	266,750	$19.63	0.76

Exercisable, September 30, 2022	266,000	$19.74	0.73

As of September 30, 2022 and 2021, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2021	101,743	-	$8.19	2.36

Granted	-	-	-	-

Exercised	(52,033)	-	-	-

Forfeited	-	-	-	-

Expired	(11,228)	-	$15.00	-

Outstanding, September 30, 2022	38,482	-	$8.04	1.51

Exercisable, September 30, 2022	38,482	-	$8.04	1.51

NOTE 13 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the nine months ended September 30, 2022, the Company expensed approximately $319,000 related to this employment agreement. As of September 30, 2022, the Company had a stock subscription payable balance of $467,000, or approximately 524,200 shares to be issued in the future and $153,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party. In addition, 66,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $100,000.

During the three months ended September 30, 2022, the Company issued 1,330,066 shares of preferred stock series C for the settlement of debt totaling $3,552,321. A loss of $1,900,950 was recognized on the issuance and is included in other expenses for the period.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at September 30, 2022 and December 31, 2021 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the nine months ended September 30, 2022, the Company expensed approximately $351,000 related to the consulting agreement. As of September 30, 2022, the Company had a stock subscription payable balance of $497,000, or approximately 607,500 shares. In addition, 46,667 shares are owed to this party under a stock subscription agreement dated in July 2020 for $70,000.

During the three months ended September 30, 2022, the Company issued 221,385 shares of preferred stock series C for the settlement of debt and payables totaling $702,161. A loss of $313,340 was recognized on the issuance and is included in other expenses for the period.

Related Party Advances

During the nine months ended September 30, 2022, Gregory Rotman and Steven Rotman advanced the Company funds totaling $73,644 and $19,087, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Bernard Rotman

On July 18, 2019, the Company issued a contingently convertible note totaling $420,000 to Bernard Rotman as partial consideration for the acquisition of 58% of Rotmans. During the three months ended September 30, 2022, the Company issued 180,699 shares of preferred stock series C for the settlement of this debt totaling $482,125. A loss of $69,007 was recognized on the issuance and is included in other expenses for the period.

Fluid Energy Conversion Inc.

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”) for 25,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at December 31, 2021 is $103,750 representing the value of the 25,000 shares on the purchase date. The Company entered into a settlement in July 2022 and issued 16,929 shares of preferred stock series B in lieu of common stock. A gain of $36,034 was realized on the settlement during the three months ended September 30, 2022 and is included in other expenses for the period.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of September 30, 2022, the Company had a stock subscription payable balance of $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

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

During the nine months ended September 30, 2022, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

EMA seeks summary judgment on its breach of contract and attorneys’ fees claims, specifically seeking damages in the amount of $1,820,000 with 24% interest premised on the argument it was entitled to effectuate a January 15 and February 5, 2019, notices of conversions. EMA further seeks to dismiss Vystar’s affirmative defenses and counterclaims. Conversely, Vystar filed its motion for summary judgment seeking an order to dismiss the EMA complaint on the grounds: (i) the underlying note was satisfied on December 11, 2018; and (ii) EMA, through multiple breaches of the note, over-converted the note by 365,756 shares equating to a request of damages against EMA and in favor of Vystar for $4,802,000, with interest accruing at 24%, and attorneys’ fees. The briefing by the parties was fully submitted on July 29, 2022, and we now await a decision by the Court.

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the nine months ended September 30, 2022, the Company made approximately 14% of its purchases from one major vendor. The Company owed its major vendor approximately $72,000 at September 30, 2022.

During the nine months ended September 30, 2021, the Company made approximately 17% of its purchases from one major vendor. The Company owed its major vendor approximately $167,000 at September 30, 2021.

NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2022 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Nine Months Ended
	September 30,
	2022	2021

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of September 30, 2022 and December 31, 2021 are as follows:

	2022	2021

NOL carryforwards	$8,300,000	$7,275,000

Less valuation allowance	(8,300,000)	(7,275,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $39,600,000 as of September 30, 2022, of which approximately $18,400,000 expires beginning in 2024 and $21,200,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $20,900,000 as of September 30, 2022 in Georgia and Massachusetts, respectively, which expires beginning in 2023.

In addition, as of September 30, 2022, Rotmans has a net operating loss carryforward of approximately $5,400,000 for federal income tax purposes of which $1,500,000 expires beginning in 2029 and $3,900,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $4,600,000 which expires beginning in 2022.

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

NOTE 18 - SUBSEQUENT EVENTS

In October 2022, the Company announced it is closing the Rotmans retail showroom by the end of the year and has started a going out of business sale. The Company is exploring alternative uses for the showroom in 2023 and reviewing the disposition of the remaining business assets. In addition, the Company’s 401(k) profit sharing plan will be terminated by December 31, 2022.

As of September 30, 2022, the Company was in negotiations with its third-party agent to extend the repayment terms of advances totaling $1,947,000 due in October 2022. The agreement had previously been amended but this time, an extension could not be reached with the lender which triggered the going out of business sale. We will assess impairment on the Company’s intangible assets, long-lived assets and goodwill during the fourth quarter.

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

Vystar’s Board of Directors have approved preliminary plans to spin off the RxAir, Vytex and FEC product lines into a separate legal entity which Vystar intends to take public. Vystar anticipates retaining approximately 10% of the shares in the new entity and will distribute the remaining ownership percentage to Vystar shareholders. This plan is expected to be executed in early 2023.

About Rotmans

Rotmans, one of the largest independent furniture retailers in the U.S., encompassing over 170,000 square feet in Worcester, Mass., and employing approximately 50 people, was founded and has been under the leadership of the Rotman family for the past 50 years. Steven Rotman and a group of dedicated employees provide continuity of management and customer-focused values for the Company. As disclosed in subsequent events, Rotmans will be closing its retail showroom by the end of the year.

About Vytex

Vytex is a multi-patented latex raw material in which the allergy causing proteins are reduced to a level that falls at or below detection based on ASTM approved test methods. Vytex has been available as a raw material commercially for fourteen years and through that time has a group of manufacturers who use it in end products such as electrical gloves, condoms, adhesives, etc. Ironically, most use Vytex as it’s better for their manufacturing process as an easier to use raw material and not for protein properties. As of mid-2020 Vystar and the Indian Rubber Manufacturers Research Association’s (“IRMRA”) had been actively collaborating to develop viscoelastic deproteinized natural rubber (DPNR) variants having properties for expanding applications in specific new arenas such as green tires, biodegradable and other unique bioelastoplast product lines that desire a new approach. Additionally, this research, while slowed by the COVID-19 pandemic, showed attributes with extra low ammonia offerings that are desired.

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (“CMC Global”) to produce, develop and manage the Vytex product and supply lines. This agreement allows Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex that now includes production size trial runs in a large dipped product consumer line starting late 2022. Additionally Vystar now has a testing supply of Vytex dry rubber for larger trials. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining the potential of Cameroon production with strategically placed contract manufacturers based on geographical needs including the North American maket. Also Vystar research has shown great strides in specializing liquid Vytex (ultra low protein latex, ULPL) to meet the immediate needs of customers such as low or no nitrosamine and others (discussed in the presentation below available in the pdf) and additional patents have been proposed to cover these findings. Research into dry rubber continues at a moderate pace as tire companies seek out alternatives to synthetics.

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

In Halcyon Agri (owner of CMC Global), 2020 Corporate Report: “Our group-wide innovation capabilities have enabled us to engage in innovative commercial partnerships. Corrie MacColl is collaborating with Vystar Corporation to transform our Cameroon plantation output into ultra-pure latex with stronger molecular bond that offers enhanced strength, durability, and flexibility in the end products. This is achieved by removing non-rubber components and 99.85% of the proteins.” CMC Global continues to work with the facility at Cameroon to produce Vytex at their owned processing plant.

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

Impact of COVID-19 and Economic Conditions on Our Business

The COVID-19 pandemic, its contributory effect on the economy and general economic conditions, has resulted in significant economic disruption and adversely impacted our business. It has caused, among other things, interruptions in our supply chains and suppliers, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time. In addition, discretionary consumer spending has been negatively affected by rising inflation, including fuel costs and interest rates. At this time, we cannot reasonably estimate the duration of the pandemic or general economic conditions and its influence on consumers and our business.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	CONSOLIDATED

Revenue	$3,572,071	$4,066,597	$(494,526)	-12.2%

Cost of revenue	1,681,713	1,932,290	(250,577)	-13.0%

Gross profit	1,890,358	2,134,307	(243,949)	-11.4%

Operating expenses:
Salaries, wages and benefits	866,427	1,188,835	(322,408)	-27.1%
Share-based compensation	181,199	207,382	(26,183)	-12.6%
Agent fees	312,909	312,214	695	0.2%
Professional fees	91,624	124,285	(32,661)	-26.3%
Advertising	242,902	365,369	(122,467)	-33.5%
Rent	195,950	331,056	(135,106)	-40.8%
Service charges	90,132	147,466	(57,334)	-38.9%
Depreciation and amortization	119,237	193,158	(73,921)	-38.3%
Other operating	585,082	812,817	(227,735)	-28.0%

Total operating expenses	2,685,462	3,682,582	(997,120)	-27.1%

Loss from operations	(795,104)	(1,548,275)	753,171	-48.6%

Other income (expense):
Interest expense	(107,869)	(186,732)	78,863	-42.2%
Change in fair value of derivative liabilities	240,300	(88,200)	328,500	-372.4%
Loss on settlement of debt, net	(2,481,231)	-	(2,481,231)	100.0%
Other income (expense), net	34,443	(135,612)	170,055	-125.4%

Total other expense, net	(2,314,357)	(410,544)	(1,903,813)	463.7%

Net loss	(3,109,461)	(1,958,819)	(1,150,642)	58.7%

Net loss attributable to noncontrolling interest	134,849	439,512	(304,663)	-69.3%

Net loss attributable to Vystar	$(2,974,612)	$(1,519,307)	$(1,455,305)	95.8%

Revenues

Revenues for the three months ended September 30, 2022 and 2021 were $3,572,071 and $4,066,597, respectively, for an decrease of $494,526 or 12.2%. The decrease in revenues was due to the reduction in discretionary consumer spending due to rising inflation in 2022.

The Company reported a decrease in gross profit to $1,890,358 for the three-month period ended September 30, 2022 compared to gross profit of $2,134,307 for the three-month period ended September 30, 2021, a decrease of $243,949 or 11.4%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the three months ended September 30, 2022 and 2021 was $1,681,713 and $1,932,290, respectively, a decrease of $250,577 or 13.0%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $2,685,462 and $3,682,582 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $997,120 or 27.1%. The decrease was due in part to reduced revenues and the closing of a second warehouse occupied by Rotmans until October 2021.

Other Expense

Other expense for the three months ended September 30, 2022 was $2,314,357 which consisted of interest expense of $107,869, change in fair value of derivative liabilities of ($240,300), loss on settlement of debt, net of $2,481,231 and other income of $34,443. This compares to other expense of $410,544 for the three months ended September 30, 2021, which consisted of interest expense of $186,732, change in fair value of derivative liabilities of $88,200 and other expense of $135,612. Loss on settlement of debt, net resulted from the settlement of notes and vendor payables with preferred stock series B and C in July and September 2022.

Net Loss

Net loss was $3,109,461 and $1,958,819 for the three months ended September 30, 2022 and 2021, respectively, an increase of $1,150,642 or 58.7%. Net loss in the quarter ended September 30, 2022 versus net loss in the same period in 2021 was due to a reduced operating loss which was offset by loss on settlement of debt, net.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	CONSOLIDATED

Revenue	$10,607,362	$23,150,720	$(12,543,358)	-54.2%

Cost of revenue	4,809,951	10,576,205	(5,766,254)	-54.5%

Gross profit	5,797,411	12,574,515	(6,777,104)	-53.9%

Operating expenses:
Salaries, wages and benefits	2,560,840	4,713,623	(2,152,783)	-45.7%
Share-based compensation	658,004	623,501	34,503	5.5%
Agent fees	1,058,095	2,641,654	(1,583,559)	-59.9%
Professional fees	414,498	343,246	71,252	20.8%
Advertising	850,474	1,774,022	(923,548)	-52.1%
Rent	556,861	967,287	(410,426)	-42.4%
Service charges	282,376	456,481	(174,105)	-38.1%
Depreciation and amortization	420,397	577,539	(157,142)	-27.2%
Other operating	1,748,378	2,490,302	(741,924)	-29.8%

Total operating expenses	8,549,923	14,587,655	(6,037,732)	-41.4%

Loss from operations	(2,752,512)	(2,013,140)	(739,372)	36.7%

Other income (expense):
Interest expense	(494,355)	(540,062)	45,707	-8.5%
Change in fair value of derivative liabilities	1,760,300	(1,400)	1,761,700	-125835.7%
Gain (loss) on settlement of debt, net	(2,250,411)	2,675,926	(4,926,337)	-184.1%
Other income (expense), net	102,147	(35,688)	137,835	-386.2%

Total other income (expense), net	(882,319)	2,098,776	(2,981,095)	-142.0%

Net income (loss)	(3,634,831)	85,636	(3,720,467)	-4344.5%

Net (income) loss attributable to noncontrolling interest	552,545	(823,363)	1,375,908	-167.1%

Net income (loss) attributable to Vystar	$(3,082,286)	$(737,727)	$(2,344,559)	317.8%

Revenues

Revenues for the nine months ended September 30, 2022 and 2021 were $10,607,362 and $23,150,720, respectively, for a decrease of $12,543,358 or 54.2%. The decrease in revenues was due to the success of the high impact closing to remodel sale at Rotmans in 2021 and the reduction in discretionary consumer spending due to rising inflation in 2022.

The Company reported a significant decrease in gross profit to $5,797,411 for the nine month period ended September 30, 2022 compared to gross profit of $12,574,515 for the nine month period ended September 30, 2021, a decrease of $6,777,104 or 53.9%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the nine months ended September 30, 2022 and 2021 was $4,809,951 and $10,576,205, respectively, a decrease of $5,766,254 or 54.5%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $8,549,923 and $14,587,655 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $6,037,732 or 41.4%. The decrease was due in part to reduced revenues and the closing of a second warehouse occupied by Rotmans until October 2021.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2022 was ($882,319) which consisted of interest expense of ($494,355), change in fair value of derivative liabilities of $1,760,300, loss on settlement of debt, net of ($2,250,411) and other income of $102,147. Loss on settlement of debt, net resulted from the settlement of notes and vendor payables with preferred stock series B and C in 2022. This compares to other income (expense) of $2,098,776 for the nine months ended September 30, 2021, which consisted of interest expense of ($540,062), change in fair value of derivative liabilities of ($1,400), gain on settlement of debt, net of $2,675,926 and other expense of ($35,688). Included in gain on settlement of debt, net is PPP loan forgiveness of $2,805,800.

Net Income (Loss)

Net income (loss) was ($3,634,831) and $85,636 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $3,720,467 or 4,344.5%. Net loss in the nine months ended September 30, 2022 versus net income in the same period in 2021 was due to PPP loan forgiveness of $2,805,800 and increased sales and margins from the operations of a high impact closing to remodel sale at Rotmans in 2021. The net loss in 2022 was increased by the loss on settlement of debt, net partially offset by the change in fair value of derivative liabilities of $1,760,300.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2022, the Company had cash of $160,686 and a deficit in working capital of approximately $4.6 million. Further, at September 30, 2022, the accumulated deficit amounted to approximately $54.5 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, as well as the Rotmans going out of business sale as discussed in Note 18, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $395,427 for the nine months ended September 30, 2022 as compared to net cash used in operating activities of $2,768,529 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash used in operations was primarily due to the net loss offset by the decrease of inventories and other receivables, and non-cash related add-back of share-based compensation expense, depreciation, amortization, loss on settlement of debt, net and change in fair value of derivative liabilities.

The Company had no cash provided by investing activities during the nine months ended September 30, 2022 as compared to $399,170 for the nine months ended September 30, 2021.

Net cash provided by financing activities was $404,938 during the nine months ended September 30, 2022, as compared to cash provided of $2,095,451 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash was provided by related party term debt and advances of $592,731 and preferred stock issuances of $85,000 which was offset by the repayment of finance lease obligations of $110,293 and repayment of related party debt of $162,500. During the nine months ended September 30, 2021, cash was provided by PPP loan proceeds of $1,402,900, related party term debt in the amount of $533,039 and convertible notes payable of $290,000 offset by the repayment of finance lease obligations of $130,488.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended September 30, 2022 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and dedicated internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2022, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2022. Such conclusion was reached based on the following material weaknesses noted by management:

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

During the three months ended September 30, 2022, the Company issued 32,566 shares of preferred stock series C under stock subscription agreements dated in September 2022 for $85,000. Other issuance in the quarter were in connection with settlements of convertible and related party notes, share based compensation and vendor payables.

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

VYSTAR CORPORATION

Date: December 7, 2022	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

