Form 10-K
period 2022-12-31
Vystar Corp
filed 2023-10-10
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2022) was $5,318,338. See Item 12.

As of October 9, 2023, there were 12,942,592 shares of the registrant’s common stock outstanding.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2022

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

Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture, formerly one of the largest independent furniture stores in the U.S.

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

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), formerly one of the largest independent furniture retailers in the U.S. Rotmans sold a broad line of residential furniture and decorative accessories and served customers throughout the New England region. The acquisition enabled Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Rotmans closed its showroom at the end of 2022.

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

Furniture Store

Rotmans closed in December 2022. The retail sale of home furnishings is a highly competitive business. There has been growth in the e-commerce channel both from internet only retailers and those with a brick-and-mortar presence. We also competed with numerous individual retail stores as well as chains in our immediate geographic area. Mass merchants and certain department stores also have limited furniture product offerings.

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

Intellectual Property

Vystar currently holds a portfolio of patents and trademarks in the U.S. and other various foreign countries. No assurance can be given that such patent and trademark protection will provide substantial protection from competition. We are committed to aggressively challenging any infringements of our patents and/or trademarks.

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

Employees

As of December 31, 2022, Vystar had one employee, Steven Rotman, CEO. Rotmans had 4 full-time employees. None of the employees are represented by a labor organization or a party to any collective bargaining arrangement.

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

At December 31, 2022 our cash position was $12,274 and we had an accumulated deficit of $55,386,668. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2022, we had federal net operating loss (“NOL”) carry-forwards of approximately $40 million ($36 million for 2021) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2022; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and on June 24, 2022, both parties submitted competing motions for summary judgment.

EMA seeks summary judgment on its breach of contract and attorneys’ fees claims, specifically seeking damages in the amount of $1,820,000 with 24% interest premised on the argument it was entitled to effectuate a January 15 and February 5, 2019, notices of conversions. EMA further seeks to dismiss Vystar’s affirmative defenses and counterclaims. Conversely, Vystar filed its motion for summary judgment seeking an order to dismiss the EMA complaint on the grounds: (i) the underlying note was satisfied on December 11, 2018; and (ii) EMA, through multiple breaches of the note, over-converted the note by 36,575,555 shares equating to a request of damages against EMA and in favor of Vystar for $4,802,000, with interest accruing at 24%, and attorneys’ fees. The briefing by the parties was fully submitted on July 29, 2022.

On January 6, 2023, the Court issued a series of preliminary rulings based upon the parties’ respective summary judgment motions. Those rulings narrowed the outstanding issues (and claims) to only the parties’ breach of contract claim and counterclaim (and affirmative defenses) regarding the conversion process. Of particular importance, the Court found EMA breached the note by failing to effectuate the conversions in the manner outlined by the controlling note. The Court further found the principal balance at issue was $80,000, interest accrued from the date set in the note and default interest, to the extent applicable, was to accrue at the default rate from September 2018, forward. The Court left undecided whether EMA’s breach of the note was material, whether affirmative defenses as previously raised by the parties were applicable to each parties’ contractual claim, and a damages analysis associated with the same. The Court then requested a supplemental briefing as to the issues of materiality, liability and damages. The issues were fully briefed and submitted on February 24 and March 15, 2023. The parties await a final decision from the Court.

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

	High	Low
December 31, 2021

First Quarter	$5.70	$2.79

Second Quarter	$3.37	$1.87

Third Quarter	$3.15	$1.67

Fourth Quarter	$1.89	$0.81

December 31, 2022

First Quarter	$1.00	$0.62

Second Quarter	$0.78	$0.41

Third Quarter	$0.46	$0.27

Fourth Quarter	$0.28	$0.10

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2022, there were 209 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

From January 1, 2022 through December 31, 2022, Vystar retired 200 shares of our common stock.

Stock Option Grants

There were no stock option grants issued from January 1, 2022 through December 31, 2022.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

There were no proceeds from October 1, 2022 through December 31, 2022.

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

About Rotmans

Rotmans, formerly the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassed over 170,000 square feet in Worcester, Mass., employed approximately 50 people, was founded and had been under the leadership of the Rotman family for the past 50 years. Rotmans added approximately $20 million annually to Vystar’s top line revenue and enabled Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Steven Rotman and a group of dedicated employees provided continuity of management and customer-focused values for the Company until closure in late December 2022.

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

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (“CMC Global”) to produce, develop and manage the Vytex product and supply lines. This agreement allows Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex that now includes production size trial runs in a large dipped product consumer line starting late 2022. As of January 2023, Vytex is now in full R&D phase for a large corporation focused on replacing a petrochemical based binder with a water-based coating using Vytex. As the move to use sustainable materials grows so does interest in Vytex through Corrie MacColl. Additionally, Vystar now has a testing supply of Vytex dry rubber for larger trials. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining the potential of Cameroon production with strategically placed contract manufacturers based on geographical needs including the North American market. Also, Vystar research has shown great strides in specializing liquid Vytex (ultra-low protein latex, ULPL) to meet the immediate needs of customers such as low or no nitrosamine and others (discussed in the presentation below available in the pdf) and additional patents have been proposed to cover these findings. Research into dry rubber continues at a moderate pace as tire companies seek out alternatives to synthetics.

In Halcyon Agri (owner of CMC Global), 2020 Corporate Report: “Our group-wide innovation capabilities have enabled us to engage in innovative commercial partnerships. Corrie MacColl is collaborating with Vystar to transform our Cameroon plantation output into ultra-pure latex with stronger molecular bond that offers enhanced strength, durability, and flexibility in the end products. This is achieved by removing non-rubber components and 99.85% of the proteins.” CMC Global continues to work with the facility at Cameroon to produce Vytex at their owned processing plant.

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

Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl to produce, develop and manage the Vytex product and supply lines. This agreement allows Vystar to expand the market for its Natural Rubber Latex products.

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

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of RxAir purifiers, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventories on a regular basis. Approximate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

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

Valuation and Impairment of Intangible and Long-Lived Assets

We perform an impairment assessment of intangible assets including goodwill annually or more frequently as warranted by events or changes in circumstances. We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets. The Company recorded a loss on impairment in 2022 of $297,723 related to our reassessment of the UV Flu intangible assets. The Company recorded a loss on impairment in 2021 of $245,050 related to the discontinuation of NHS proprietary technology and customer relationships.

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

Leases

The Company has adopted and implemented ASC 842, Leases, where Rotmans recognized right-of use assets and lease liabilities. For leases in which the acquiree is a lessee, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable and unfavorable terms of the lease when compared with market terms.

RESULTS OF OPERATIONS

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year Ended December 31,
	2022	2021	$ Change	% Change
	CONSOLIDATED

Revenue	$116,533	$1,669,002	$(1,552,469)	-93.0%

Cost of revenue	505,225	1,910,902	(1,405,677)	-73.6%

Gross loss	(388,692)	(241,900)	(146,792)	60.7%

Operating expenses:
Salaries, wages and benefits	256,704	326,398	(69,694)	-21.4%
Share-based compensation	837,468	822,070	15,398	1.9%
Professional fees	201,056	557,666	(356,610)	-63.9%
Advertising	34,855	251,391	(216,536)	-86.1%
Consulting	257,511	199,923	57,588	28.8%
Rent	8,393	85,184	(76,791)	-90.1%
Service charges	9,480	10,883	(1,403)	-12.9%
Depreciation and amortization	140,472	179,472	(39,000)	-21.7%
Loss on impairment	444,815	245,050	199,765	81.5%
Other operating	367,954	875,625	(507,671)	-58.0%

Total operating expenses	2,558,708	3,553,662	(994,954)	-28.0%

Loss from operations	(2,947,400)	(3,795,562)	848,162	-22.3%

Other income (expense):
Interest expense	(214,104)	(296,850)	82,746	-27.9%
Change in fair value of derivative liabilities	1,778,100	53,600	1,724,500	3217.4%
Loss on settlement of debt, net	(2,060,123)	(117,700)	(1,942,423)	1650.3%

Total other expense, net	(496,127)	(360,950)	(135,177)	37.5%

Net loss from continuing operations	(3,443,527)	(4,156,512)	712,985	-17.72%

Discontinued operations:
Income (loss) from operations	(887,628)	2,515,827	(3,403,455)	-135.3%

Net loss	(4,331,155)	(1,640,685)	(2,690,470)	164.0%

Net (income) loss attributable to noncontrolling interest	372,803	(1,056,647)	1,429,450	-135.3%

Net loss attributable to Vystar	$(3,958,352)	$(2,697,332)	$(1,261,020)	46.8%

Revenues

Consolidated revenues for the year ended December 31, 2022 and 2021 were $116,533 and $1,669,002, respectively, for a decrease of $1,552,469 or 93.0%. The decrease in revenues from operations was principally due to an increased return allowance and reduced market demand for our products with the lessening COVID-19 pandemic.

Consolidated gross loss for the year ended December 31, 2022 and 2021 was $388,692 and $241,900, respectively, for an increase of $146,792 or 60.7%. Consolidated cost of revenue for year ended December 31, 2022 and 2021 was $505,225 and $1,910,902, respectively, a decrease of $1,405,677 or 73.6%. The increase in gross loss and cost of revenue was primarily due to decreased revenues.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and consulting. The Company’s consolidated operating expenses was $2,558,708 and $3,553,662 for the year ended December 31, 2022 and 2021, respectively, for a decrease of $994,954 or 28%. The decrease in operating expenses was due to reduced professional fees, advertising and other operating expenses in connection with reduced revenues.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 and 2021 was ($496,127) and ($360,950), respectively, for a net increase in expense of $135,177 or 37.5%. Increases in other income (expense) in 2022 included an increase in loss on settlement of debt, net of $1,942,423, an increase in change in value of derivative liabilities of $1,778,100 and a reduction of interest expense of $82,746.

Discontinued Operations

Income (loss) from discontinued operations for the year ended December 31, 2022 and 2021 was ($887,628) and $2,515,827, respectively, for a decrease of $3,403,455 or 135.3%. Income from discontinued operations in 2021 included forgiveness of Paycheck Protection Program loans of $2,805,800 and Employee Rentention Credits of $771,287.

Net Loss

Net loss for the year ended December 31, 2022 and 2021 was $4,331,155 and $1,640,685, respectively, for an increase in net loss of $2,690,470 or 164%. Net loss in 2022 and 2021 includes net (income) loss attributable to noncontrolling interest of $372,803 and ($1,056,647), respectively. The smaller net loss the Company experienced in the year ended December 31, 2021 was attributable to COVID-19 programs mainly the Paycheck Protection Program loans forgiven of $2,805,800 and Employee Retention Credits of $771,287.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2022, the Company had cash of $12,274 and a deficit in working capital of $3,069,379. For the year ended December 31, 2022, the Company had a net loss of $4,331,155 and an accumulated deficit of $55,368,868. For the year ended December 31, 2021, the Company had a net loss of $1,640,685 and the accumulated deficit amounted to $51,410,516. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $617,193 for the year ended December 31, 2022 as compared to $2,499,954 for the year ended December 31, 2021. During the year ended December 31, 2022, cash used in operations was primarily due to the net loss for the year of $4,348,955 net of non-cash related add-back of share-based compensation, depreciation, amortization, change in fair value of derivative liabilities and loss on settlement of debt, net.

The Company had no investing activities during the year ended December 31, 2022 as compared to $371,431 cash used in investing activities for the year ended December 31, 2021.

Net cash provided by financing activities was $499,947 during the year ended December 31, 2022, as compared to cash provided of $2,023,347 during the year ended December 31, 2021. During 2022, cash was provided from the proceeds from related party advances of $266,541 and issuance of preferred stock of $85,000. During 2021, cash was provided from the proceeds in notes payable in the amount of $290,000 and related party advances of $533,039.

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

There can be no assurances that we will be able to achieve projected levels of revenue in 2023 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2023, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Certain Relationships and Related Transactions

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2022, the Company expensed approximately $417,000 related to this employment agreement. In addition, the Company issued 1,330,066 shares of Series C Preferred Stock for the settlement of debt totaling $3,552,321 in 2022. A loss of $1,900,950 was recognized on the issuance and is included in other expenses for the year. As of December 31, 2022, the Company had a stock subscription payable balance of $619,084, or approximately 920,000 shares to be issued in the future, $183,155 of reimbursable expenses payable and $116,403 of unpaid salary.

Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2022, the Company expensed approximately $459,000 related to the consulting agreement. In addition, the Company issued 221,385 shares of Series C Preferred Stock for the settlement of debt and payables totaling $702,161 in 2022. A loss of $313,340 was recognized on the issuance and is included in other expenses for the year. As of December 31, 2022, the Company had a stock subscription payable balance of $629,903, or approximately 1,049,000 shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 8.	INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vystar Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vystar Corporation. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2022, the Company had cash of $12,274 and a deficit in working capital of approximately $3 million. Further, at December 31, 2022 the accumulated deficit amounted to approximately $55 million. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Macias, Gini, and O’Connell LLP

Irvine, California

We have served as the Company’s auditor since 2020

October 10, 2023

PCAOB ID: 324

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$12,274	$129,520
Accounts receivable, net	12,145	22,131
Inventories	91,724	89,346
Prepaid expenses and other	633,769	54,740
Assets of discontinued operations	3,026,971	4,994,399

Total current assets	3,776,883	5,290,136

Property and equipment, net	140,886	184,442

Other assets:
Intangible assets, net	154,371	549,010
Goodwill	-	147,092
Inventories, long-term	63,009	429,147
Other	-	15,000
Assets of discontinued operations	7,503,970	10,242,631
Total other assets	7,721,350	11,382,880
Total assets	$11,639,119	$16,857,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,361,483	$1,983,898
Accrued expenses	684,147	585,628
Stock subscription payable	1,655,208	1,247,549
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	336,263	1,388,904
Related party debt - current maturities	169,552	1,487,000
Unearned revenue	44,479	79,368
Derivative liabilities	-	1,778,100
Related party advances	266,541	-
Liabilities of discontinued operations	2,328,589	5,046,300

Total current liabilities	6,846,262	13,596,747

Long-term liabilities:
Related party debt, net of current maturities and debt discount	-	2,791,401
Liabilities of discontinued operations	5,513,667	6,369,609

Total long-term liabilities	5,513,667	9,161,010

Total liabilities	12,359,929	22,757,757

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $170,000 and $162,000 at December 31, 2022 and 2021, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (liquidation preference of $2,710,000 at December 31, 2022)	37	-
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (liquidation preference of $5,233,000 at December 31, 2022)	192	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 12,942,892 and 12,943,092 shares issued at December 31, 2022 and December 31, 2021, respectively, and 12,942,592 and 12,942,792 shares outstanding at December 31, 2022 and respectively	1,294	1,294
Additional paid-in capital	53,361,925	43,851,510
Accumulated deficit	(55,368,868)	(51,410,516)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(2,005,449)	(7,557,741)

Noncontrolling interest	1,284,639	1,657,442

Total stockholders’ deficit	(720,810)	(5,900,299)

Total liabilities and stockholders’ deficit	$11,639,119	$16,857,458

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Revenue	$116,533	$1,669,002

Cost of revenue	505,225	1,910,902

Gross loss	(388,692)	(241,900)

Operating expenses:
Salaries, wages and benefits	256,704	326,398
Share-based compensation	837,468	822,070
Professional fees	201,056	557,666
Advertising	34,855	251,391
Consulting	257,511	199,923
Rent	8,393	85,184
Service charges	9,480	10,883
Depreciation and amortization	140,472	179,472
Loss on impairment	444,815	245,050
Other operating	367,954	875,625

Total operating expenses	2,558,708	3,553,662

Loss from operations	(2,947,400)	(3,795,562)

Other income (expense):
Interest expense	(214,104)	(296,850)
Change in fair value of derivative liabilities	1,778,100	53,600
Loss on settlement of debt, net	(2,060,123)	(117,700)

Total other expense, net	(496,127)	(360,950)

Net loss from continuing operations	(3,443,527)	(4,156,512)

Discontinued operations:
Income (loss) from operations	(887,628)	2,515,827

Net loss	(4,331,155)	(1,640,685)

Net (income) loss attributable to noncontrolling interest	372,803	(1,056,647)

Net loss attributable to Vystar	$(3,958,352)	$(2,697,332)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.27)	$(0.33)
Net income (loss) from discontinued operations	$(0.07)	$0.20
Net income (loss) attributable to noncontrolling interest	$(0.03)	$0.08
Net loss attributable to common shareholders	$(0.31)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	12,942,605	12,706,056

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2020	13,698	$1	-	$-	-	$-	12,000,352	$1,200	$41,352,261	$(48,713,184)	(300)	$(30)	$(7,359,752)	$600,795	$(6,758,957)

Common stock issued for services							785,778	79	2,110,010				2,110,089		2,110,089

Share-based compensation - options									15,989				15,989		15,989

Common stock issued for settlement of related party payable							113,648	11	335,254				335,265		335,265

Common stock issued for cash received in prior period							25,334	2	37,998				38,000		38,000

Preferred stock conversion	(5,000)						17,680	2	(2)				-		-

Net loss	-	-	-	-	-	-	-	-	-	(2,697,332)	-	-	(2,697,332)	1,056,647	(1,640,685)

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,942,792	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									11,072				11,072		11,072

Retirement of common stock							(200)						-		-

Preferred stock issued for services			73,428	7	291,188	29			1,595,211				1,595,247		1,595,247

Preferred stock issued for cash					32,566	3			84,997				85,000		85,000

Preferred stock issued for settlement of accounts payable			127,857	13					511,415				511,428		511,428

Preferred stock issued for settlement of shareholder notes payable			152,755	15					893,602				893,617		893,617

Preferred stock issued for settlement of related party notes payable					1,594,219	160			6,346,404				6,346,564		6,346,564

Preferred stock issued for settlement of stock payable			16,929	2					67,714				67,716		67,716

Net loss	-	-	-	-	-	-	-	-	-	(3,958,352)	-	-	(3,958,352)	(372,803)	(4,331,155)

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,331,155)	$(1,640,685)
Adjustments to reconcile net loss to net cash used in continuing operations:
Share-based compensation	837,468	822,070
Depreciation	178,714	353,833
Bad debts	26,080	278,377
Amortization of intangible assets	345,249	384,250
Noncash lease expense	267,009	345,355
Amortization of debt discount	27,083	42,585
Impairment loss	1,835,424	245,050
Change in fair value of derivative liabilities	(1,778,100)	(53,600)
(Gain) loss on settlement of debt, net	2,008,267	(2,688,100)
Loss on sale of property and equipment	22,080	210,951
Loss on sale of investments	-	4,180
Net unrealized gain on available-for-sale investments	-	(20,480)
(Increase) decrease in assets:
Accounts receivable	420	(181,631)
Inventories	363,760	311,509
Prepaid expenses and other	76,545	144,595
Assets of discontinued operations	2,341,200	1,623,868
Increase (decrease) in liabilities:
Accounts payable	301,356	1,151,596
Accrued expenses and interest payable	289,374	511,168
Unearned revenue	(34,889)	(548,907)
Liabilities of discontinued operations	(3,291,408)	(4,160,126)

Net cash used in operating activities	(515,523)	(2,864,142)

Cash flows from investing activities:
Patents and trademark fees	-	(2,183)
Cash flows from discontinued operations, net	-	373,614

Net cash provided by investing activities	-	371,431

Cash flows from financing activities:
Proceeds from issuance of term debt	-	290,000
Proceeds from related party advances	266,541	533,039
Proceeds from issuance of preferred stock	85,000	-
Cash flows from discontinued operations, net	148,406	1,200,308
Net cash provided by financing activities	499,947	2,023,347

Net decrease in cash	(15,576)	(469,364)

Cash - beginning of year	151,175	620,539

Cash - end of year	135,599	151,175
Less: cash of discontinued operations	123,325	21,655

Cash of continuing operations – end of year	$12,274	$129,520

Cash paid during the year for:
Interest	$10,874	$6,579

Non-cash transactions:
Prepaid expenses with preferred stock	$866,630	$-
Preferred stock issued for settlement of related party payable	270,000	-
Preferred stock issued for settlement of debt and accrued interest	893,617	-
Preferred stock issued for settlement of related party debt and accrued interest	6,346,564	-
Preferred stock issued for stock subscription payable	67,716	-
Preferred stock issued for settlement of vendor payables	886,401	-
Rotmans vendor payables paid directly by related party	100,000	-
Rotmans lease liabilities arising from obtaining right-of-use assets	325,471	24,603
Common stock issued for accrued compensation	-	2,110,089
Derivatives issued as a debt discount	-	65,000
Common stock issued for settlement of related party payable	-	335,265
Common stock issued for cash received in prior year	-	38,000
Common stock issued for preferred stock	-	177
Reduction of third-party vendor payable with transfer of Rotmans inventories	-	2,886,497
Acquisition of Rotmans inventories with third-party vendor payable at commencement of second sale agreement	-	2,886,497

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts and produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar manufactures and sells NRL used primarily in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), formerly one of the largest independent furniture retailers in the U.S.

All activities of Rotmans have been included in discontinued operations. Additional disclosure can be found in Note 17. Other references to Rotmans in the accompanying notes, excluding Note 17, are for informational purposes only.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 1, 2022, our 1-for-100 reverse stock split of our common stock was effective, which was previously approved by our Board of Directors on July 26, 2022. The total number of shares which the Company is authorized to issue is 520,000,000, of which 500,000,000 is common and 20,000,000 is preferred. All share and per share amounts have been adjusted in these consolidated financial statements to reflect the effects of the reverse stock split, unless otherwise noted.

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

Discontinued Operations

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with Rotmans are reported in discontinued operations in the accompanying consolidated financial statements. See Note 17 for further details.

COVID-19

The COVID-19 pandemic caused, among other things, interruptions to our supply chains and suppliers, including problems with inventory availability with price volatility and higher cost of products and international freight due to the high demand of products and low supply for a period of time. Most disruptions were resolved in the second half of 2022.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2022 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2022.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Rotmans routinely sells, without recourse, trade receivables resulting from retail furniture sales to two financial institutions at an average service charge of 2.75% in 2022. Amounts sold during the year ending December 31, 2022 were approximately $2,579,000. Retail furniture receivables retained by Rotmans are generally collateralized by the merchandise sold, represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. In addition, the Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. An allowance for doubtful accounts was not needed at December 31, 2022. As of December 31, 2021, Vystar has recorded an allowance for doubtful accounts of $273,000.

Other Receivables

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, Rotmans was eligible for a refundable employee retention credit subject to certain criteria. Rotmans recognized employee retention credits of $771,287 during the year ended December 31, 2021. Rotmans has filed for refunds of the employee retention credits and as of the date of this Annual Report on Form 10-K has subsequently received all of the remaining refunds.

Rotmans terminated its agreement with a supplier in 2021 and will receive $100,000 in consideration. As of December 31, 2022, the remaining account balance of $66,667 represents funds due from this termination.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of furniture, mattresses, RxAir purifier units, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. Both Rotmans and Vystar evaluate the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2022 and 2021, the net balance of property and equipment for Vystar is $140,886 and $184,442, respectively, with accumulated depreciation of $201,517 and $157,961, respectively. As of December 31, 2022 and 2021, the net balance of property and equipment for Rotmans is $490,420 and $647,657, respectively, with accumulated depreciation of $114,041 and $486,023, respectively.

Intangible Assets

Patents represent legal and other fees associated with the registration of patents. Vystar has five issued patents with the United States Patent and Trade Office (“USPTO”), as well as five issued international Patent Cooperation Treaty (“PCT”) patents. Patents are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 9 to 20 years.

Vystar has trademark protection for “Vystar”, “Vytex”, and “RxAir” among others. Trademarks are carried at cost and since their estimated life is indeterminable, no amortization is recognized. Instead, they are evaluated annually for impairment.

Customer relationships, tradename and marketing related intangibles are carried at cost and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 5 to 10 years.

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. During the year ended December 31, 2022, Vystar recognized an impairment charge of $297,723 related to customer relationships, proprietary technology, tradename and brand, and noncompete involving UV Flu. During the year ended December 31, 2022, Rotmans recognized an impairment charge of $411,527 related to the closing of the showroom and abandonment of customer relationships, tradename and brand, and marketing related intangibles. During the year ended December 31, 2021, Vystar recognized an impairment charge of $245,050 related to the proprietary technology and customer relationships involving NHS.

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

The impairment model permits, and we utilize, a simplified approach for determining goodwill impairment. In the first step, we evaluate the recoverability of goodwill by estimating the fair value of our reporting unit using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of our reporting unit. If the fair value of a reporting unit is less than its carrying value, the Company recognizes this amount as an impairment loss. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value. Vystar recognized an impairment loss of $147,092 during the year ended December 31, 2022 related to a prior acquisition. Rotmans recognized an impairment loss of $313,209 during the year ended December 31, 2022.

Convertible Notes Payable

Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operations over the period of the borrowings using the effective interest method.

Derivatives

Vystar evaluates its debt instruments or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Vystar applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, Vystar has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of December 31, 2022, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the years ended December 31, 2022 and 2021 are summarized as follows:

	2022		2021
	Vystar	Rotmans	Vystar	Rotmans

Balance, beginning of the year	$79,368	$1,042,827	$628,276	$1,799,495

Customer deposits received	1,042	18,535,198	554,215	23,967,846

Gift cards purchased	-	1,200	-	15,860

Revenue earned	(35,931)	(19,579,225)	(1,103,123)	(24,740,374)

Balance, end of the year	$44,479	$-	$79,368	$1,042,827

Loss Per Share

The Company presents basic and diluted loss per share and is reported separately for continuing operations and discontinued operations. Because the Company reported a net loss for 2022 and 2021, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 266,750 and 268,750 shares of common stock for 2022 and 2021, respectively, as their effect would be anti-dilutive. Warrants to purchase 37,266 and 101,743 shares of common stock for 2022 and 2021, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 23,952,603 and 32,302 shares of common stock for 2022 and 2021, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 4,081,316 and 7,647,906 shares of common stock for 2022 and 2021, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2022 and 2021, estimated sales returns totaled $415,000 and $337,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third-party carriers or delivery services. Delivery fees are charged to customers and are included in revenue in the accompanying consolidated statements of operations and the costs associated with these deliveries are included in revenues as a third-party delivery service is engaged. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying consolidated statements of operations.

Rotmans also defers revenues for separately-priced stain protection warranty coverage for which it is ultimately self-insured. Revenue is recognized from the extended warranty sales on a straight-line basis over the respective contract term. The extended warranty terms primarily range from three to five years from the date of delivery. Rotmans ended this warranty program during 2020 but amortized the previously contracted warranties over their original terms until store closing in December 2022. At December 31, 2021, deferred warranty revenue was approximately $524,000 and is included in the liabilities of discontinued operations as unearned revenue in the accompanying consolidated balance sheets. During 2022 and 2021, the Company recognized total revenues of approximately $524,000 and $388,000, respectively, related to deferred warranty revenue arrangements. Commission costs in obtaining extended warranty contracts are capitalized and recognized as expense on a straight-line basis over the period of the warranty contract until store closing in December 2022. At December 31, 2021, deferred commission costs were approximately $134,000 and are included in the assets of discontinued operations in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the years ended December 31, 2022 and 2021, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Vystar costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $35,000 and $251,000 for the years ended December 31, 2022 and 2021, respectively. Rotmans costs included in discontinued operations were approximately $1,212,000 and $1,923,000 for the years ended December 31, 2022 and 2021, respectively.

Share-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. Vystar has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Vystar’s common stock on the date of grant. Vystar accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2022 and 2021.

Vystar and Rotmans remain subject to income tax examinations from Federal and state taxing jurisdictions for 2019 through 2022.

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

Other Risks and Uncertainties

Vystar is exposed to risks pertinent to the operations of a retailer, including, but not limited to, the ability to acquire new customers and maintain a strong brand as well as broader economic factors such as interest rates and changes in customer spending patterns.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 in 2022 had no effect on the Company’s financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. Vystar is still evaluating the effect the adoption will have on its financial statements.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, Vystar has incurred significant losses and experienced negative cash flow since inception. At December 31, 2022, the Company had cash of $12,274 and a deficit in working capital of approximately $3.1 million. Further, at December 31, 2022 the accumulated deficit amounted to approximately $55.4 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to Vystar’s future success. Because of this history of losses and financial condition, there is substantial doubt about Vystar’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Vystar’s planned expenses and achieving a level of revenue adequate to support the Vystar’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units,Vytex license fees and stock issuances to new and existing shareholders.

There can be no assurances Vystar will be able to achieve projected levels of revenue in 2023 and beyond. If Vystar is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, Vystar would need to significantly curtail or reorient operations during 2023, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require Vystar to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should Vystar be forced to take any such actions.

Vystar’s future expenditures will depend on numerous factors, including the rate at which the Company can introduce RxAir air purification units and license Vytex NRL raw materials to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of Vystar’s products, services and competing technological developments; acquire new customers and maintain a strong brand; and broader economic factors such as interest rates and changes in customer spending patterns. As Vystar expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after Vystar has achieved sustained revenue generation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2022		2021
	Vystar	Rotmans	Vystar	Rotmans

Furniture, fixtures and equipment	$3,831	$55,574	$3,831	$584,793
Tooling and testing equipment	338,572	-	338,572	-
Parking lots	-	365,707	-	365,707
Leasehold improvements	-	134,014	-	134,014
Motor vehicles	-	49,166	-	49,166

	342,403	604,461	342,403	1,133,680
Accumulated depreciation	(201,517)	(114,041)	(157,961)	(486,023)

Property and equipment, net	$140,886	$490,420	$184,442	$647,657

Depreciation expense for the years ended December 31, 2022 and 2021 was $178,714 and $353,833, respectively, of which $135,158 and $310,277 is included in net income (loss) from discontinued operations in 2022 and 2021, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

					Amortization
	2022		2021		Period
	Vystar	Rotmans	Vystar	Rotmans	(in Years)
Amortized intangible assets:
Patents	$361,284	$-	$361,284	$-	6 - 20
Proprietary technology	13,000	-	280,000	-	10
Tradename and brand	13,000	-	280,000	770,000	5 - 10
Noncompete	-	-	50,000	-	5
Customer relationships	-	-	40,000	110,000	6 - 10
Marketing related	-	-	-	380,000	5

Total	387,284	-	1,011,284	1,260,000
Accumulated amortization	(241,985)	-	(471,346)	(600,140)

Intangible assets, net	145,299	-	539,938	659,860
Indefinite-lived intangible assets:
Trademarks	9,072	-	9,072	-

Total intangible assets	$154,371	$-	$549,010	$659,860

Amortization expense for the years ended December 31, 2022 and 2021 was $345,249 and $384,250, respectively, of which $248,333 and $248,334 is included in net income (loss) from discontinued operations in 2022 and 2021, respectively.

During the year ended December 31, 2022, Vystar recognized an impairment charge of $297,723 related to its UV Flu intangibles. During the year ended December 31, 2022, Rotmans recognized an impairment charge of $1,390,609 related to its store closing in December 2022. The charge is included in net loss from discontinued operations. During the year ended December 31, 2021, Vystar recognized an impairment charge of $245,050 related to customer relationships and proprietary technology acquired from NHS.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2023	$31,716
2024	31,716
2025	24,652
2026	16,032
2027	16,032
Thereafter	25,151

Total	$145,299

NOTE 6 – LEASES (DISCONTINUED OPERATIONS)

Rotmans leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2031 and have monthly base rents which range from $800 to $81,000. In connection with the store closing in 2022, Rotmans has recorded an impairment loss on the right-of-use assets totaling approximately $666,000. In September 2021, Rotmans entered into a lease termination agreement involving one of its warehouses effective September 30, 2021. Included in net income (loss) from discontinued operations for the year ended December 31, 2021 is a gain on the derecognition of the lease of approximately $5,000.

The table below presents the lease costs for years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

Operating lease cost	$1,155,451	$1,479,444

Finance lease cost:

Amortization of right-of-use assets	143,937	182,204
Interest on lease liabilities	28,408	34,601

Total lease cost	$1,327,796	$1,696,249

During the year ended December 31, 2022 and 2021, the Company recognized sublease income of approximately $137,000 and $145,000, respectively, which in included in net income (loss) from discontinued operations in 2022 and 2021.

Rotmans leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used incremental borrowing rates as of the implementation date for operating leases that commenced prior to that date.

The following table presents other information related to the Rotmans leases:

	Year Ended
	December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$1,054,698	$1,394,135
Financing cash flows used for financing leases	165,502	231,414

Assets obtained in exchange for operating lease liabilities	320,732	-

Assets obtained in exchange for finance lease liabilities	4,739	24,603

Weighted average remaining lease term:
Operating leases	7.8 years	8.9 years
Finance leases	3.4 years	4.3 years

Weighted average discount rate:
Operating leases	5.61%	5.59%
Finance leases	5.16%	5.16%

The future minimum lease payments required under Rotmans operating and financing lease obligations as of December 31, 2022 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

2023	$1,049,351	$139,080	$1,188,431
2024	955,272	139,080	1,094,352
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
2027	870,000	-	870,000
Thereafter	2,682,500	-	2,682,500

Total undiscounted lease liabilities	7,297,123	485,635	7,782,758
Less: imputed interest	(1,370,983)	(42,108)	(1,413,091)

Net lease liabilities	$5,926,140	$443,527	$6,369,667

As of December 31, 2022, Rotmans or Vystar does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Discontinued Operations

Letter of Credit

Rotmans entered into a $125,000 letter of credit agreement with Fidelity Co-operative Bank in November 2020. The pledged collateral of a $125,000 cash deposit account is included in prepaid expenses and other, of assets of discontinued operations. The letter of credit was required pursuant to an agreement with a third-party financial institution for customer financing. The requirements were removed in March 2023 and the funds released.

Advances

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off the Fidelity line of credit and certain other vendors. The agent was reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. A new agreement was entered into with the agent in June 2021. The agreement has been amended numerous times and ended in December 2022. The agent had a senior first priority security interest and lien on Rotmans inventories and other assets until all obligations and liabilities were satisfied. At the conclusion of the agreement, the remaining inventories were transferred to the agent. As of December 31, 2022, a receivable is due from the agent for the inventories and sales receipts in the amount of $1,853,972 and is included in assets of discontinued operations in the accompanying consolidated balance sheet. As of December 31, 2021, the outstanding balance of the advance is approximately $2,082,000 and is included in liabilities of discontinued operations in the accompanying consolidated balance sheet.

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

Continuing Operations

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2022	2021

Shareholder, convertible and contingently convertible notes	$309,500	$1,241,895
Accrued interest	26,763	147,009
	336,263	1,388,904

Less: current maturities	(336,263)	(1,388,904)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance of all of these notes of as December 31, 2022 and 2021 is $19,500 and $338,195, respectively. The notes matured in January 2020 and continue to accrue interest until settlement. The notes were in default at December 31, 2021 and bore interest at an annual rate of eight percent (8%) in arrears. All of these notes except one were settled in April 2022 at a gain of approximately $98,000. Vystar issued 53,822 shares of its Series B Preferred Stock in July to complete the settlement. The remaining note is in default at December 31, 2022.

During the year ended December 31, 2019, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The notes mature one year from issuance but may be extended one (1) additional year by Vystar. The face amount can be converted into shares of Vystar’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. All of these notes were outstanding and in default as of December 31, 2021. The unpaid balance on the notes bore interest at an annual rate of eight percent (8%) in arrears. All of these notes were settled in April 2022 at a gain of approximately $142,000. Vystar issued 98,933 shares of its Series B Preferred Stock in July to complete the settlement.

During the year ended December 31, 2021, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. The notes were extended by Vystar for an additional year. In the event that the spin-off of RxAir does not occur within 2023, Vystar will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of December 31, 2022 and 2021. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

Based on the variable conversion price of the notes issued prior to 2021, Vystar recorded the embedded conversion features as derivative liabilities, which amounted to $647,100 at December 31, 2021. With the debt settlements in April 2022, the value of the embedded conversion features on the one remaining note was de minimis at December 31, 2022.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2022	2021

Rotman Family convertible notes	$5,000	$1,967,737
Rotman Family nonconvertible notes	140,000	1,953,509
Accrued interest	24,552	384,238
Debt discount	-	(27,083)

	169,552	4,278,401
Less: current maturities	(169,552)	(1,487,000)

	$-	$2,791,401

Rotman Family Convertible Notes

On September 30, 2019, Vystar issued contingently convertible promissory notes totaling $180,000 to Steven Rotman ($105,000) and Greg Rotman ($75,000). These notes are (i) unsecured, (ii) bear interest at an annual rate of eight percent (8%) from date of issuance, (iii) are convertible at Vystar’s option after December 31, 2019, and (iv) mature five years from issuance. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the average of the five lowest closing prices in the 90-day period prior to conversion with a 50% discount. These notes were settled by Vystar in July 2022 with the issuance of 48,276 and 25,812 shares of Series C Preferred Stock to Steven and Greg Rotman, respectively. A loss of approximately $68,000 and $37,000 was incurred on the settlement to Steven and Greg Rotman, respectively. The balance of the notes payable including accrued interest to Steven and Greg Rotman was approximately $126,000 and $66,000, respectively, at December 31, 2021.

On July 18, 2019, Vystar issued contingently convertible notes totaling $1,522,500 to Steven Rotman ($1,102,500) and Bernard Rotman ($420,000) as partial consideration for the acquisition of 58% of Rotmans. These notes are (i) unsecured, and (ii) bear interest at an annual rate of five percent (5%) from date of issuance. These notes can be converted only after an acceleration event which involves a symbol change, or reverse stock split and such conversion is in the control of the Company. Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at a 20-day average closing price at a 50% discount. These notes were settled by Vystar in July and September 2022 with the issuance of 474,336 and 180,699 shares of Series C Preferred Stock to Steven and Bernard Rotman, respectively. A loss of approximately $679,000 and $69,000 was incurred on the settlement to Steven and Bernard Rotman, respectively. The balance of the notes payable including accrued interest to Steven and Bernard Rotman was approximately $1,238,000 and $472,000, respectively, at December 31, 2021.

On December 19, 2019, Vystar issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of Vystar’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. The note was extended to mature two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 42,225 shares of Series C Preferred Stock at a loss of approximately $60,000. The balance of the note payable including accrued interest to Steven Rotman was approximately $110,000 at December 31, 2021, respectively.

On February 20, 2020, Vystar issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of Vystar’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. The note matures two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 20,913 shares of Series C Preferred Stock at a loss of approximately $30,000. The balance of the note payable including accrued interest to Steven Rotman was approximately $55,000 at December 31, 2021.

On June 3, 2021, Vystar issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of Vystar’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $1.65 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 51,896 shares of Series C Preferred Stock at a loss of approximately $76,000. The balance of the note payable including accrued interest to Gregory Rotman was approximately $134,000 December 31, 2021.

On August 17, 2021, Vystar issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, Vystar will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman was approximately $5,000 at December 31, 2022 and 2021.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
			December 31,	December 31,
	Issue Date	Principal Amount	2022	2021
Steven Rotman 8% note due July 2024	07/18/19	$105,000	$-	$126,000
Gregory Rotman 8% note due July 2024	07/18/19	55,207	-	66,264
Steven Rotman 5% note due July 2027	07/18/19	1,102,500	-	1,238,016
Bernard Rotman 5% note due July 2023	07/18/19	420,000	-	471,625
Steven Rotman 5% note due December 2021	12/19/19	100,000	-	110,208
Steven Rotman 5% note due February 2022	02/02/20	50,000	-	54,583
Gregory Rotman 5% note due June 2023	06/03/21	130,030	-	133,822
Jamie Rotman 5% note due August 2023	08/17/21	5,000	5,344	5,094

		$1,967,737	5,344	2,205,612

Debt Discount			-	(27,083)

			$5,344	$2,178,529

Based on the variable conversion price for these convertible notes excluding the one issued in August 2021, Vystar recorded the embedded conversion features as derivative liabilities, which amounted to $1,131,000 at December 31, 2021. With the subsequent conversions in July 2022, there was no value of the embedded conversion features at December 31, 2022.

As of December 31, 2022, the one remaining note is due in 2023 and is included in current maturities.

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. Steven Rotman’s note was settled by Vystar in July 2022 with the issuance of 158,112 shares of Series C Preferred Stock at a loss of approximately $225,000. The balance of Bernard Rotman’s note including accrued interest was approximately $164,000 at December 31, 2022. The balance of these notes payable including accrued interest to Steven and Bernard Rotman was approximately $413,000 and $157,000, respectively, at December 31, 2021.

During 2020, Steven Rotman advanced Vystar funds totaling $1,048,000. In December 2020, Vystar formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date was extended to December 2022 at the end of 2021. The face amount of the note represents the amount due at maturity along with accrued interest. Vystar settled this note in July 2022 with the issuance of 427,296 shares of Series C Preferred Stock at a loss of approximately $611,000. The balance of the note payable including accrued interest to Steven Rotman was approximately $1,115,000, at December 31, 2021.

During 2021, Steven Rotman advanced Vystar funds totaling $398,009. Vystar formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. Vystar settled these notes in July 2022 with the issuance of 158,908 shares of Series C Preferred Stock at a loss of approximately $228,000. The balance of the notes payable including accrued interest to Steven Rotman was approximately $415,000 at December 31, 2021.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
			December 31,	December 31,
	Issue Date	Principal Amount	2022	2021
Steven Rotman 5% note due July 2027	07/18/19	$367,500	$-	$412,672
Bernard Rotman 5% note due July 2023	07/18/19	140,000	164,208	157,208
Steven Rotman 5% note due December 2022	12/22/20	1,048,000	-	1,115,243
Steven Rotman 5% note due March 2023	03/31/21	395,000	-	411,652
Steven Rotman 5% note due June 2023	06/02/21	3,009	-	3,097

		$1,953,509	$164,208	$2,099,872

As of December 31, 2022, the one remaining note is due in 2023 and included in current maturities.

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bears interest at an annual rate of six percent (6%) and requires weekly payments of $12,500 until the note and interest is paid in full in 2023. Rotmans also granted Blue Oar a security interest in its inventory. As of December 31, 2022, the balance of the note payable including accrued interest was approximately $407,000 and is included in liabilities from discontinued operations in the accompanying consolidated balance sheet.

NOTE 8 - DERIVATIVE LIABILITIES

As of December 31, 2021 Vystar had a $1,778,100 derivative liability balance on the consolidated balance sheet and recorded a gain from change in fair value of derivative liabilities of $1,778,100 and $53,600 for the years ended December 31, 2022 and 2021, respectively. The derivative liability activity comes from the convertible notes payable. Vystar analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. Vystar has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, Vystar has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. Vystar fair values the embedded derivative using a lattice-based valuation model or Monte Carlo simulation.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2022 and 2021:

Fair Value of Embedded Derivative Liabilities:

	2022	2021

Balance, beginning of the year	$1,778,100	$1,766,700

Initial measurement of liabilities	-	65,000

Change in fair value	(1,778,100)	(53,600)

Balance, end of the year	$-	$1,778,100

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, Vystar began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, Vystar offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of December 31, 2022, the liquidation preference totals approximately $170,000.

As of December 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $83,000 and could be converted into 33,292 shares of common stock, at the option of the holder.

As of December 31, 2021, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $75,000 and could be converted into 31,591 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, Vystar amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 10 shares of common stock at the option of the holder. The holders of Series B Preferred Stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of December 31, 2022, the liquidation preference totals approximately $2,710,000.

As of December 31, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $113,000 and could be converted into 3,871,290 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, Vystar amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 10 shares of common stock at the option of the holder. The holders of Series C Preferred Stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of December 31, 2022, the liquidation preference totals approximately $5,233,000.

As of December 31, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $227,000 and could be converted into 20,048,021 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the year ended December 31, 2022, the Company retired 200 shares of previously issued common stock.

During the year ended December 31, 2021, Vystar issued 25,334 shares of common stock under equity purchase agreements for cash proceeds totaling $38,000. In addition, 17,680 shares of common stock were issued for the conversion of 5,000 shares of Series A Preferred Stock.

Included in stock subscription payable at December 31, 2022 and 2021, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At December 31, 2022 and 2021, Vystar recorded $1,655,208 and $1,247,549, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the year ended December 31, 2022 and 2021:

	Amount	Shares

Balance, January 1, 2021	$2,589,556	994,314
Additions	806,082	421,854
Issuances	(2,148,089)	(811,110)

Balance, December 31, 2021	1,247,549	605,058
Additions	659,647	1,552,386
Issuances	(251,988)	(25,568)

Balance, December 31, 2022	$1,655,208	2,131,876

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	2022				2021
	Vystar		Rotmans		Vystar		Rotmans
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$-	-	$2,032,560	10.1	$-	-	$2,276,316	8.8
Dining Room Furniture	-	-	1,366,535	6.7	-	-	1,641,966	6.3
Occasional	-	-	2,584,788	12.8	-	-	3,800,158	14.6
	-	-	5,983,883	29.6	-	-	7,718,440	29.7
Upholstery	-	-	7,953,727	39.3	-	-	10,162,377	39.1
Mattresses and Toppers	26,607	22.8	3,456,839	17.1	74,536	4.5	4,487,838	17.3
Broadloom, Flooring and Rugs	-	-	1,679,606	8.3	-	-	2,213,054	8.5
Warranty	-	-	783,329	3.9	-	-	740,864	2.9
Air Purification Units	74,105	63.6	-	-	1,519,529	91.0	-	-
Accessories and Other	15,821	13.6	363,907	1.8	74,937	4.5	656,304	2.5
	$116,533	100.0	$20,221,291	100.0	$1,669,002	100.0	$25,978,877	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, Vystar recorded $837,468 and $822,070 of stock-based compensation for the years ended December 31, 2022 and 2021, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,385,208 and $873,799 at December 31, 2022 and 2021, respectively.

Vystar used the Black-Scholes option pricing model to estimate the grant-date fair value of option and warrant awards:

●	Expected Dividend Yield - because Vystar does not currently pay dividends, the expected dividend yield is zero;
●	Expected Volatility in Stock Price - volatility based on Vystar’s trading activity was used to determine expected volatility;
●	Risk-free Interest Rate - reflects the average rate on a United States Treasury Bond with a maturity equal to the expected term of the option; and
●	Expected Life of Award - because we have minimal experience with the exercise of options or warrants for use in determining the expected life of each award, we used the option or warrant’s contractual term as the expected life.

In total for the years ending December 31, 2022 and 2021, Vystar recorded $11,072 and $15,989, respectively, of share-based compensation expense related to employee and board members’ stock options. There is no unrecognized compensation expense as of December 31, 2022.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2022, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of December 31, 2022. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of December 31, 2022. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2022 and 2021, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of Vystar for the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2020	278,750	$20.38	2.47

Granted	-	-	-

Exercised	-	-	-

Forfeited	(7,000)	$59.00	-

Outstanding, December 31, 2021	271,750	$19.45	1.53

Granted	-	-	-

Cancelled	(5,000)	$11.00	-

Forfeited	(1,483)	$41.40	-

Outstanding, December 31, 2022	265,267	$19.54	0.51

Exercisable, December 31, 2022	265,267	$19.54	0.51

Exercisable, December 31, 2021	268,750	$19.66	1.48

As of December 31, 2022 and 2021, there was no aggregate intrinsic value on the outstanding options. The aggregate intrinsic value will change based on the fair market value of Vystar’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion, and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents Vystar’s warrant activity for the years ended December 31, 2022 and 2021:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2020	142,060	-	$8.48	2.53

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(40,317)	-	$25.09	-

Expired	-	-	-	-

Outstanding, December 31, 2021	101,743	-	$8.19	2.36

Granted	-	-	-	-

Cancelled	(52,033)	-	$10.96	-

Forfeited	(12,444)	-	$19.65	-

Expired	-	-	-	-

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Exercisable, December 31, 2022	37,266	-	$7.57	1.31

Exercisable, December 31, 2021	101,743	-	$8.19	2.36

NOTE 12 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2022, Vystar and Rotmans expensed approximately $417,000 related to this employment agreement. In addition, Vystar issued 1,330,066 shares of Series C Preferred Stock for the settlement of debt totaling $3,552,321. A loss of $1,900,950 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2022, Vystar had a stock subscription payable balance of $619,084, or approximately 920,000 shares to be issued in the future and $183,155 of reimbursable expenses payable and $116,403 of unpaid salary.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2022 and 2021 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2022, Vystar expensed approximately $459,000 related to the consulting agreement. In addition, Vystar issued 221,385 shares of Series C Preferred Stock for the settlement of debt and payables totaling $702,161. A loss of $313,340 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2022, Vystar had a stock subscription payable balance of $629,903, or approximately 1,049,000 shares.

Related Party Advances

As of December 31, 2022, Gregory Rotman and Steven Rotman advanced Vystar funds totaling $242,454 and $24,087, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Bernard Rotman

On July 18, 2019, Vystar issued a contingently convertible note totaling $420,000 to Bernard Rotman as partial consideration for the acquisition of 58% of Rotmans. During the year ended December 31, 2022, Vystar issued 180,699 shares of Series C Preferred Stock for the settlement of this debt totaling $482,125. A loss of $69,007 was recognized on the issuance and is included in other expenses for 2022.

Fluid Energy Conversion Inc.

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion, Inc. (“FEC”) for 25,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of Vystar’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Included in subscription stock payable at December 31, 2021 is $103,750 representing the value of the 25,000 shares on the purchase date. Vystar entered into a settlement in July 2022 and issued 16,929 shares of Series B Preferred Stock in lieu of common stock. A gain of $36,034 was realized on the settlement during the year ended December 31, 2022 and is included in other expenses for 2022.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2022, the Company had a stock subscription payable balance of approximately $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

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

During the year ended December 31, 2022 and 2021, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On June 10, 2020, EMA filed a motion for summary judgment as to its remaining claims for relief and a motion to dismiss the Company’s affirmative defenses and counterclaims. The Company opposed the motion on July 10, 2020, and the same was fully submitted to the Court on July 28, 2020. On March 29, 2021, the Court issued a decision granting in part and denying in part the motion. Specifically, the Court granted that part of the motion seeking summary judgment and dismissal on the Company’s affirmative defense and counterclaim regarding Sections 15(a)/29(b) of the Exchange Act. Two weeks later the Company filed a motion for reconsideration as to the dismissal portion of the order, or, for the alternative, a motion for certification for the right to file a petition to the Second Circuit Court of Appeals on the issue. The Court denied the motion for reconsideration and certification. Subsequently, fact discovery has been completed and on June 24, 2022 both parties submitted competing motions for summary judgment.

EMA seeks summary judgment on its breach of contract and attorneys’ fees claims, specifically seeking damages in the amount of $1,820,000 with 24% interest premised on the argument it was entitled to effectuate a January 15 and February 5, 2019, notices of conversions. EMA further seeks to dismiss Vystar’s affirmative defenses and counterclaims. Conversely, Vystar filed its motion for summary judgment seeking an order to dismiss the EMA complaint on the grounds: (i) the underlying note was satisfied on December 11, 2018; and (ii) EMA, through multiple breaches of the note, over-converted the note by 36,575,555 shares equating to a request of damages against EMA and in favor of Vystar for $4,802,000, with interest accruing at 24%, and attorneys’ fees. The briefing by the parties was fully submitted on July 29, 2022.

On January 6, 2023, the Court issued a series of preliminary rulings based upon the parties’ respective summary judgment motions. Those rulings narrowed the outstanding issues (and claims) to only the parties’ breach of contract claim and counterclaim (and affirmative defenses) regarding the conversion process. Of particular importance, the Court found EMA breached the note by failing to effectuate the conversions in the manner outlined by the controlling note.  The Court further found the principal balance at issue was $80,000, interest accrued from the date set in the note and default interest, to the extent applicable, was to accrue at the default rate from September 2018, forward. The Court left undecided whether EMA’s breach of the note was material, whether affirmative defenses as previously raised by the parties were applicable to each parties’ contractual claim, and a damages analysis associated with the same. The Court then requested a supplemental briefing as to the issues of materiality, liability and damages. The issues were fully briefed and submitted on February 24 and March 15, 2023. The parties await a final decision from the Court.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which Vystar and Rotmans derive at least 10% of its revenue and cost of revenue, respectively.

During the years ended December 31, 2022 and 2021, Vystar and Rotmans made approximately 11% and 14%, respectively, of its purchases from one major vendor. There was no balance owed at December 31, 2022. They owed its major vendor approximately $167,000 at December 31, 2021.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	December 31,
	2022	2021

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021

NOL carryforwards	$8,300,000	$7,500,000

Less valuation allowance	(8,300,000)	(7,500,000)

Deferred tax assets	$-	$-

Deferred taxes are caused primarily by net operating loss carryforwards. U.S. Tax Legislation enacted in 2017 (the “TCJA”) has significantly changed certain aspects of U.S. federal income taxation. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated after 2020 can also carried forward indefinitely but limited to 80% of taxable income.

For federal income tax purposes, Vystar has a net operating loss carryforward of approximately $39,700,000 as of December 31, 2022, of which approximately $18,400,000 expires beginning in 2024 and $21,300,000 which can be carried forward indefinitely. For state income tax purposes, Vystar has a net operating loss carryforward of approximately $18,400,000 and $21,000,000 as of December 31, 2022 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of December 31, 2022, Rotmans has a net operating loss carryforward of approximately $4,400,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $2,600,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $3,500,000 which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 16 - PROFIT SHARING PLAN (DISCONTINUED OPERATIONS)

Rotmans sponsored a qualified 401(k) profit sharing plan covering all eligible employees. The plan permitted participants to make tax-deferred contributions to the plan by salary reduction. Company contributions were discretionary and determined annually by the Board of Directors.

There were no contributions from Rotmans in 2022 and 2021. Participant and Company contributions were limited to amounts allowed under the Internal Revenue Code. The plan was terminated on December 1, 2022.

Rotmans offered no post-retirement benefits other than the plan discussed above and no significant post-employment benefits.

NOTE 17 - DISCONTINUED OPERATIONS

At the completion of its Going Out of Business sale, Rotmans closed its showroom on December 14, 2022. The Company has accounted for the closing as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. The results of operations are presented as discontinued operations in 2022 and 2021. The assets and liabilities have been presented in the consolidated balance sheets as assets and liabilities of discontinued operations.

The income (loss) from discontinued operations are as follows:

	2022	2021

Revenue	$20,221,291	$25,978,877

Cost of revenue	8,391,180	11,594,698

Gross profit	11,830,111	14,384,179

Operating expenses:
Salaries, wages and benefits	3,118,238	4,165,466
Agent fees	2,894,478	4,273,308
Professional fees	291,579	30,471
Advertising	1,212,426	1,922,614
Consulting	3,500	-
Rent	746,321	1,080,794
Service charges	557,923	563,786
Depreciation and amortization	383,491	558,611
Loss on impairment	1,390,609	-
Other operating	1,897,927	2,378,862

Total operating expenses	12,496,492	14,973,912

Loss from operations	(666,381)	(589,733)

Other income (expense):
Interest expense	(389,667)	(425,019)
Gain on settlement of debt, net	51,856	2,805,800
Other income, net	116,564	724,779

Total other income (expense), net	(221,247)	3,105,560

Net income (loss) from discontinued operations	$(887,628)	$2,515,827

Details of the balance sheet items for discontinued operations are as follows:

	2022	2021

Current assets:
Cash	$123,325	$21,655
Accounts receivable	1,853,972	46,410
Other receivables	684,775	875,362
Inventories	76,379	3,695,074
Prepaid expenses and other	288,520	282,273
Deferred commission costs	-	73,625

Total current assets	$3,026,971	$4,994,399

Non-current assets:
Property and equipment, net	$490,420	$647,657
Operating lease right-of-use assets, net	7,008,276	7,776,978
Finance lease right-of-use assets, net	-	551,037
Intangible assets, net	-	659,860
Goodwill	-	313,209
Inventories, long-term	-	228,030
Other assets	5,274	65,860

Total non-current assets	$7,503,970	$10,242,631

Current liabilities:
Accounts payable	$339,426	$3,165,672
Accrued expenses	726,410	311,792
Operating lease liabilities - current maturities	737,000	634,000
Finance lease liabilities - current maturities	119,000	134,000
Related party debt - current maturities	406,753	-
Unearned revenue	-	800,836

Total current liabilities	$2,328,589	$5,046,300

Non-current liabilities:
Operating lease liabilities, net of current maturities	$5,189,140	$5,683,736
Finance lease liabilities, net of current maturities	324,527	443,882
Unearned revenue, net of current maturities	-	241,991

Total non-current liabilities	$5,513,667	$6,369,609

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	2022	2021

Depreciation	$135,158	$310,277
Bad debts	16,514	(1,362)
Amortization of intangible assets	248,333	248,334
Noncash lease expense	267,009	345,355
Impairment loss	1,390,609	-
(Gain) loss on settlement of debt, net	(51,856)	(2,805,800)
Gain on sale of property and equipment	22,080	210,951
Loss on sale of investments	-	4,180
Net unrealized gain on available-for-sale investments	-	(20,480)

NOTE 18 - SUBSEQUENT EVENTS

Rotmans final principal payment to Blue Oar was made in April 2023.

Rotmans sold its parking lots to a third-party in May 2023 at a gain of approximately $200,000. The lots were not classified as held for sale at year-end as no plan to sell the lots was made at December 31, 2022.

Rotmans facilities lease was amended on August 10, 2023. Beginning in September 2023, in addition to the monthly base rent, Rotmans will be responsible for the base year heating costs of $9,833 per month with any annual increase over the base year due within thirty days of receipt. A supplementary payment of $10,106 for insurance costs was made with the amendment. Rotmans also assumed liability for roof repairs for a specified building within the facilities; subleases will be deemed approved by the lessor unless notified to the contrary within ten days, and the lessor has the option, with a six-month notice, to terminate the lease after December 31, 2028. Simultaneously, two subleases were approved with occupancy scheduled to begin shortly. Base sublease rent in the aggregate totals $30,993 per month with annual increases based on the consumer price index. Each lease term is at least five years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2022 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2023 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2022. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr., PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	43	2017

Steven Rotman	Steven Rotman was elected Chief Executive Officer and a Director of Vystar Corporation. Mr. Rotman has been President and CEO of Rotmans, one of the oldest and largest, furniture and carpet retailers in New England, for more than 40 years. In addition, he is the founder and managing partner of NHS Holdings, a company that in 2015 became the exclusive distributor of Vytex™ natural rubber latex foam in the U.S. and laid the groundwork for Vytex’s entrance to the home furnishings industry. Mr. Rotman received a BBA degree from Clark University and an MS from New York University.	84	2017

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, California, and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	55	2017

Byron L. Novosad, DDS	Byron L. Novosad, DDS was appointed to the Board on January 25, 2021.Dr Novosad received a BA in Chemistry from Baylor University and graduated from the University of Texas Dental School in Houston and later received his Certificate in Periodontics in 1982. Dr. Novosad brings experience to the Board in the medical and health care field, and served previously as a consultant to UV Flu Technologies from 2011 to 2015 and a consultant to Vystar Corporation from 2013 to 2015. He has operated a private periodontal practice in the Houston, Texas area for 30 years and has been a Clinical Assistant Professor of Periodontics at the Periodontic Graduate Clinic for the University of Texas Dental branch in Houston since 2007. He was on the Advisory Board of Wharton County Jr. College School of Dental Hygiene for 37 years.	67	2021

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

Meetings of the Board and Committees

During fiscal year 2022, our Board held one meeting, and its Audit Committee held one meeting. Each director attended the meeting in fiscal year 2022. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2022.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2022 and 2021.

Name and Principal Position	Salary	Option Awards(1)	Total
Steven Rotman - 2022	$185,000	$236,150	$421,150
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2021	$185,000	$292,329	$447,329
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2022 and 2021 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2022 and 2021 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($) (1)	Total ($)(2)
Joseph C. Allegra, Jr., PhD	-	-	3,691	3,691
Bryan Stone, M.D.	-	-	3,691	3,691
Byron L. Novosad, DDS	-	-	-	-

(1)

On December 15, 2017, Dr. Stone and Dr. Allegra as non-employee directors were granted 500,000 options at $0.05 per share which vest 25,000 options at the end of each fiscal quarter for five (5) years beginning December 31, 2017.

The amounts included represent the portion of the original total grant date fair value of options that vested in 2022 together with the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2022 in accordance with applicable accounting guidance related to stock-based compensation.

(2)	These amounts do not reflect the actual economic value realized by the directors. In accordance with SEC rules, this column represents the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal year 2022 for stock options granted to each of the non-employee directors during fiscal years 2017 through 2022 in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2022 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2022, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Steven Rotman
Worcester, MA	348,035	2.689%

Bryan Stone, M.D.
Palm Springs, CA	209,663	1.620%

Joseph Carmen Allegra, Jr., PhD
Atlanta, GA	10,000	0.077%

Byron L. Novosad, DDS
Houston, TX	6,667	0.052%

All Directors and Executive Officers as a Group	574,365	4.438%

Total Shares Outstanding	12,942,592

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2022 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted Average Exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
2004 Long-Term Incentive Compensation Plan, as amended, approved by shareholders	77,483	$580	22,517
2014 Long-Term Incentive Compensation Plan	0	0	50,000
2019 Equity Incentive Plan	0	0	500,000
Total	77,483	$580	572,517

Our 2004 Long-Term Incentive Compensation Plan, as amended, which we refer to as the 2004 Plan, was adopted by our Board in 2004, and amended and approved by our shareholders in 2009. A maximum of 100,000 shares of common stock were authorized for issuance under the 2004 Plan.

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

Transactions with Related Persons

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2022, Vystar and Rotmans expensed approximately $417,000 related to this employment agreement. In addition, Vystar issued 1,330,066 shares of Series C Preferred Stock for the settlement of debt totaling $3,552,321. A loss of $1,900,950 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2022, Vystar had a stock subscription payable balance of $619,084, or approximately 920,000 shares to be issued in the future and $183,155 of reimbursable expenses payable and $116,403 of unpaid salary.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2022 and 2021 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Steven Rotman advanced Vystar $24,087 in 2022 for working capital purposes. The advances are due on demand as repayment terms have not yet been finalized.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2022, Vystar expensed approximately $459,000 related to the consulting agreement. In addition, Vystar issued 221,385 shares of Series C Preferred Stock for the settlement of debt and payables totaling $702,161. A loss of $313,340 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2022, Vystar had a stock subscription payable balance of $629,903, or approximately 1,049,000 shares.

Gregory Rotman advanced Vystar $242,454 in 2022 for working capital purposes. The advances are due on demand as repayment terms have not yet been finalized.

Blue Oar advanced Rotmans $500,000 and paid expenses totaling $100,000 on their behalf in 2022. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bears interest at an annual rate of six percent (6%) and requires weekly payments of $12,500 until the note and interest is paid in full in 2023. Rotmans also granted Blue Oar a security interest in its inventory. As of December 31, 2022, the balance of the note payable including accrued interest is approximately $407,000.

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

During fiscal year 2022 and 2021, we retained the firm of Macias Gini & O’Connell (“MGO”) to provide audit services. Below is a table of fees incurred in the following categories and amounts:

Fee Category	2022($)	2021($)
Audit Fees	190,000	190,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	190,000	190,000

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

There were no non-audit services provided by MGO for the current or previous period.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PERFORMED BY OUR

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by MGO. Our Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to a budget for each category. Our Audit Committee’s charter delegates to one or more members of the Audit Committee the authority to address any requests for pre-approval of services between Audit Committee meetings, and the subcommittee or such member or members must report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

All services related to audit fees provided by MGO during fiscal year 2022 and 2021 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2022.

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

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2022, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for filing with the SEC.

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

VYSTAR CORPORATION

Date: October 10, 2023	By:	/s/ Steven Rotman
Steven Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on October 10, 2023.

Signature	Title

/s/ Steven Rotman	President, Chief Executive Officer, and Chief Financial Officer
Steven Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

/s/ Byron Novosad	Director
Byron Novosad, DDS

