Form 10-Q
period 2023-03-31
Vystar Corp
filed 2023-10-26
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of October 26, 2023
Common Stock, $0.0001 par value per share	12,942,592 shares

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2022. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2022 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$15,505	$12,274
Accounts receivable	62,334	12,145
Inventories	75,657	91,724
Prepaid expenses and other	650,186	633,769
Assets of discontinued operations	1,337,516	3,026,971

Total current assets	2,141,198	3,776,883

Property and equipment, net	129,996	140,886

Other assets:
Intangible assets, net	146,442	154,371
Inventories, long-term	-	63,009
Assets of discontinued operations	6,943,519	7,503,970

Total other assets	7,089,961	7,721,350

Total assets	$9,361,155	$11,639,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,443,882	$1,361,483
Accrued expenses	337,112	684,147
Stock subscription payable	1,794,118	1,655,208
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	340,278	336,263
Related party debt - current maturities	171,365	169,552
Unearned revenue	44,379	44,479
Related party advances	296,395	266,541
Liabilities of discontinued operations	1,638,809	2,328,589

Total current liabilities	6,066,338	6,846,262

Long-term liabilities:
Liabilities of discontinued operations	5,292,703	5,513,667

Total liabilities	11,359,041	12,359,929

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (liquidation preference of $172,000 and $170,000 at March 31, 2023 and December 31, 2022, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $2,774,000 and $2,710,000 at March 31, 2023 and December 31, 2022, respectively)	37	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $5,356,000 and $5,233,000 at March 31, 2023 and December 31, 2022, respectively)	192	192
Common stock, $0.0001 par value, 500,000,000 shares authorized; 12,942,892 shares issued at March 31, 2023 and December 31, 2022, and 12,942,592 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,294	1,294
Additional paid-in capital	53,361,925	53,361,925
Accumulated deficit	(56,135,215)	(55,368,868)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(2,771,796)	(2,005,449)

Noncontrolling interest	773,910	1,284,639

Total stockholders’ deficit	(1,997,886)	(720,810)

Total liabilities and stockholders’ deficit	$9,361,155	$11,639,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$409,907	$123,520

Cost of revenue	76,698	38,225

Gross profit	333,209	85,295

Operating expenses:
Salaries, wages and benefits	54,929	59,338
Share-based compensation	138,910	137,948
Professional fees	55,442	132,813
Advertising	6,665	6,234
Rent	20,001	8,393
Service charges	804	1,769
Depreciation and amortization	18,819	35,119
Other operating	88,356	202,286

Total operating expenses	383,926	583,900

Loss from operations	(50,717)	(498,605)

Other income (expense):
Interest expense	(10,337)	(84,715)
Change in fair value of derivative liabilities	-	57,000

Total other expense, net	(10,337)	(27,715)

Net loss from continuing operations	(61,054)	(526,320)

Discontinued operations:
Loss from operations	(1,216,022)	(427,646)

Net loss	(1,277,076)	(953,966)

Net loss attributable to noncontrolling interest	510,729	179,612

Net loss attributable to Vystar	$(766,347)	$(774,354)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.00)	$(0.04)
Net income (loss) from discontinued operations	$(0.09)	$(0.03)
Net income (loss) attributable to noncontrolling interest	$(0.04)	$(0.01)
Net loss attributable to common shareholders	$(0.06)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	12,942,592	12,942,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(766,347)	-	-	(766,347)	(510,729)	(1,277,076)

Ending balance March 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(56,135,215)	(300)	$(30)	$(2,771,796)	$773,910	$(1,997,886)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,942,792	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									3,691				3,691		3,691

Retirement of common stock							(200)								-

Net loss	-	-	-	-	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	$1	-	$-	-	$-	12,942,592	$1,294	$43,855,201	$(52,184,870)	(300)	$(30)	$(8,328,404)	$1,477,830	$(6,850,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,277,076)	$(953,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	138,910	137,948
Depreciation	16,074	64,268
Bad debts (recovery)	6,833	(4,342)
Amortization of intangible assets	7,929	86,312
Noncash lease expense	38,701	78,488
Amortization of debt discount	-	16,250
(Gain) on settlement of debt, net	(39,770)	-
Change in fair value of derivative liabilities	-	(57,000)
(Increase) decrease in assets:
Accounts receivable	(47,218)	27,560
Inventories	79,075	(24)
Prepaid expenses and other	(16,417)	48,390
Assets of discontinued operations	2,189,604	303,713
Increase (decrease) in liabilities:
Accounts payable	82,400	154,990
Accrued expenses and interest payable	(341,207)	56,637
Unearned revenue	(100)	(34,059)
Liabilities of discontinued operations	(492,510)	98,349

Net cash provided by operating activities	345,228	23,514

Cash flows from financing activities:
Proceeds from related party advances	29,855	40,000
Cash flows used in discontinued operations	(227,604)	(42,349)

Net cash used in financing activities	(197,749)	(2,349)

Net increase in cash	147,479	21,165

Cash - beginning of period	135,599	151,175

Cash - end of period	283,078	172,340
Less: cash of discontinued operations	(267,573)	(150,829)

Cash of continuing operations - end of period	$15,505	$21,511

Cash paid during the period for:
Interest	$4,510	$2,724

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

All activities of Rotmans have been included in discontinued operations. Additional disclosure can be found in Note 15.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Discontinued Operations

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with Rotmans are reported in discontinued operations in the accompanying consolidated financial statements. See Note 15 for further details.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of March 31, 2023, the net balance of property and equipment is $129,996 with accumulated depreciation of $212,407. As of December 31, 2022, the net balance of property and equipment is $140,886 with accumulated depreciation of $201,517.

Unearned Revenue

Unearned revenue consists of customer advance payments and deposits on sales of undelivered merchandise.

Changes to unearned revenue during the three months ended March 31, 2023 and 2022 are summarized as follows:

	2023	2022

Balance, beginning of the period	$44,479	$79,368

Customer deposits received	-	-

Revenue earned	(100)	(34,058)

Balance, end of the period	$44,379	$45,310

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three months ended March 31, 2023 and 2022, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were options to purchase 26,825 and 269,500 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, as their effect would be anti-dilutive. Warrants to purchase 44,767 and 90,484 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 24,517,419 and 32,010 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the three months ended March 31, 2023 and 2022 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. Our RxAir units carry a one year warranty. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2023 and December 31, 2022, reserves for estimated sales returns totaled $58,000 and $415,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Delivery fees are charged to customers and are included in revenue in the accompanying condensed consolidated statements of operations and the costs associated with these deliveries are included in revenues as third party carrier are engaged. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying condensed consolidated statements of operations.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $7,000 and $6,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2023, the Company had cash of $15,505 and a deficit in working capital of approximately $3.9 million. Further, at March 31, 2023, the accumulated deficit amounted to approximately $56.1 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There can be no assurances the Company will be able to achieve projected levels of revenue in 2023 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2023, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(212,407)	(201,517)

Property and equipment, net	$129,996	$140,886

Depreciation expense for the three months ended March 31, 2023 and 2022 was $10,890.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	March 31,	December 31,	Period
	2023	2022	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(249,914)	(241,985)

Intangible assets, net	137,370	145,299
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$146,442	$154,371

Amortization expense for the three months ended March 31, 2023 and 2022 was $7,929 and $24,229, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2023	$23,787
2024	31,716
2025	24,652
2026	16,032
2027	16,032
Thereafter	25,151

Total	$137,370

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2031 and have monthly base rents which range from $800 to $81,000. One of the leases may be terminated early by the lessor at the end of 2028 with a six-month notice.

The table below presents the lease costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

Operating lease cost	$165,186	$287,670

Finance lease cost:

Amortization of right-of-use assets	-	44,468
Interest on lease liabilities	-	7,312

Total lease cost	$165,186	$339,450

During the three months ended March 31, 2022, the Company recognized sublease income of approximately $34,000, which in included in discontinued operations in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended
	March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$245,924	$263,616
Financing cash flows used for financing leases	-	49,661

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	-	4,739

Weighted average remaining lease term:
Operating leases	7.8 years	8.8 years
Finance leases	3.2 years	4.1 years

Weighted average discount rate:
Operating leases	5.60%	5.60%
Finance leases	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of March 31, 2023 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2023	$803,427	$139,080	$942,507
2024	955,272	139,080	1,094,352
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
2027	870,000	-	870,000
Thereafter	2,682,500	-	2,682,500

Total undiscounted lease liabilities	7,051,199	485,635	7,536,834
Less: imputed interest	(1,291,023)	(42,108)	(1,333,131)

Net lease liabilities	$5,760,176	$443,527	$6,203,703

As of March 31, 2023, Vystar and Rotmans do not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Discontinued Operations

Advances/Receivable

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent was reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. The agreement has been amended numerous times and ended in December 2022. At the conclusion of the agreement, the remaining inventories were transferred to the agent. As of March 31, 2023 and December 31, 2022, a receivable is due from the agent for the inventories in the amount of $229,434 and $1,853,972, respectively, and is included in assets of discontinued operations.

Continuing Operations

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	March 31,	December 31,
	2023	2022

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	30,778	26,763

	340,278	336,263

Less: current maturities	(340,278)	(336,263)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of March 31, 2023 and December 31, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

One note remains from the Company’s issuance of shareholder contingently convertible notes payable in 2018 and is (i) unsecured, (ii) bore interest at an annual rate of five percent (5%) from date of issuance, and (iii) is convertible at the Company’s option post April 19, 2018. The note matured one year from issuance and was extended one (1) additional year by the Company. If converted, the note plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance as of March 31, 2023 and December 31, 2022 is $19,500. The note matured in January 2020 and continues to accrue interest until settlement. The note is in default and bears interest at an annual rate of eight percent (8%) in arrears. The value of the embedded conversion features on the one remaining note was de minimis at March 31, 2023 and December 31, 2022.

Related Party Debt

The following table summarizes related party debt:

	March 31,	December 31,
	2023	2022

Rotman Family convertible note	$5,000	$5,000
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	26,365	24,552

	171,365	169,552
Less: current maturities	(171,365)	(169,552)

	$-	$-

Rotman Family Convertible Note

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at March 31, 2023 and December 31, 2022.

The following table summarizes the Rotman Family Convertible Note:

			Carrying Amount
			March 31,	December 31,
	Issue Date	Principal Amount	2023	2022
Jamie Rotman 5.00% note due August 2023	08/17/21	$5,000	$5,406	$5,344

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Monthly payments of $2,917 to Bernard Rotman were scheduled to begin six months from issuance until maturity in December 2023. The balance of Bernard Rotman’s note including accrued interest is approximately $166,000 and $164,000 at March 31, 2023 and December 31, 2022, respectively, as no payments have been made to date.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			March 31,	December 31,
	Issue Date	Principal Amount	2023	2022
Bernard Rotman 5.00% note due July 2023	07/18/19	$140,000	$165,958	$164,208

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%) and required weekly payments of $12,500 until the note and interest is paid in full. The Company also granted Blue Oar a security interest in its inventory. As of March 31, 2023 and December 31, 2022, the balance of the note payable including accrued interest was approximately $197,000 and $407,000, respectively, and is included in liabilities from discontinued operations. The final principal payment on the note balance was made in April 2023.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of March 31, 2023 and December 31, 2022, the liquidation preference totals approximately $172,000 and $170,000, respectively.

As of March 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $85,000 and could be converted into 33,711 shares of common stock, at the option of the holder.

As of December 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $83,000 and could be converted into 33,292 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of March 31, 2023 and December 31, 2022, the liquidation preference totals approximately $2,774,000 and $2,710,000, respectively.

As of March 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $177,000 and could be converted into 3,962,762 shares of common stock, at the option of the holder.

As of December 31, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $113,000 and could be converted into 3,871,290 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of March 31, 2023 and December 31, 2022, the liquidation preference totals approximately $5,356,000 and $5,233,000, respectively.

As of March 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $350,000 and could be converted into 20,520,946 shares of common stock, at the option of the holder.

As of December 31, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $227,000 and could be converted into 20,048,021 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at March 31, 2023 and December 31, 2022, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At March 31, 2023 and December 31, 2022, the Company recorded $1,794,118 and $1,655,208, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended March 31, 2023 and December 31, 2022:

	Amount	Shares

Balance, January 1, 2022	$1,247,549	605,058
Additions	659,647	1,552,386
Issuances	(251,988)	(25,568)

Balance, December 31, 2022	1,655,208	2,131,876
Additions	138,910	995,608

Balance, March 31, 2023	$1,794,118	3,127,484

NOTE 9 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2022		2021
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Merchandise:
Air Purification Units	$403,696	98.5	$103,290	83.6
Mattresses and Toppers	6,011	1.5	12,514	10.1
Accessories and Other	200	0.0	7,716	6.3
	$409,907	100.0	$123,520	100.0

NOTE 10 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $138,910 and $137,948 of stock-based compensation for the three months ended March 31, 2023 and 2022, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,524,118 and $1,385,208 at March 31, 2023 and December 31, 2022, respectively.

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

In total for the three months ended March 31, 2022, the Company recorded $3,691 of share-based compensation expense related to employee and Board Members’ stock options. The Company did not recognize any such share-based compensation for the three months ended March 31, 2023. There is no unrecognized compensation expense as of March 31, 2023 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2023, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares which are all available as of March 31, 2023. In 2019, the Board of Directors adopted an additional stock option plan with provides for 500,000 shares which are all available as of March 31, 2023. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three months ended March 31, 2023 and 2022, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2022	265,267	$19.54	0.51

Granted	-	-	-

Exercised	-	-	-

Forfeited	(220,500)	$22.00	-

Outstanding, March 31, 2023	44,767	$7.42	1.04

Exercisable, March 31, 2023	44,767	$7.42	1.04

As of March 31, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2023:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Exercise	Contractual
	of Shares	Fair Value	Price	Life (Years)

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(10,441)	-	$34.22	-

Outstanding, March 31, 2023	26,825	-	$6.59	1.55

Exercisable, March 31, 2023	26,825	-	$6.59	1.55

NOTE 11 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the three months ended March 31, 2023, the Company expensed approximately $112,000 related to this employment agreement. As of March 31, 2023, the Company had a stock subscription payable balance of $682,225, or approximately 1,373,000 shares to be issued in the future and $198,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at March 31, 2023 and December 31, 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2023, the Company expensed approximately $121,000 related to the consulting agreement. As of March 31, 2023, the Company had a stock subscription payable balance of $705,672, or approximately 1,592,000 shares.

Related Party Advances

As of March 31, 2023, Gregory Rotman and Steven Rotman advanced the Company funds totaling $266,170 and $30,225, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of March 31, 2023, the Company had a stock subscription payable balance of $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

NOTE 12 - COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place with the CEO, Steven Rotman. See compensation terms in Note 11.

During the three months ended March 31, 2023, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On EMA seeks summary judgment on its breach of contract and attorneys’ fees claims, specifically seeking damages in the amount of $1,820,000 with 24% interest premised on the argument it was entitled to effectuate a January 15 and February 5, 2019, notices of conversions. EMA further seeks to dismiss Vystar’s affirmative defenses and counterclaims. Conversely, Vystar filed its motion for summary judgment seeking an order to dismiss the EMA complaint on the grounds: (i) the underlying note was satisfied on December 11, 2018; and (ii) EMA, through multiple breaches of the note, over-converted the note by 36,575,555 shares equating to a request of damages against EMA and in favor of Vystar for $4,802,000, with interest accruing at 24%, and attorneys’ fees. The briefing by the parties was fully submitted on July 29, 2022.

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

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2023, the Company made approximately 27% of its sales to one customer. Included in accounts receivable is $16,184 at March 31, 2023 from the major customer.

During the three months ended March 31, 2022, the Company made approximately 16% of its purchases from one major vendor. The Company owed its major vendor approximately $111,000 at March 31, 2022.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended
	March 31,
	2022	2021

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of March 31, 2023 and December 31, 2022 are as follows:

	2023	2022

NOL carryforwards	$8,300,000	$8,300,000

Less valuation allowance	(8,300,000)	(8,300,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $39,700,000 as of March 31, 2023, of which approximately $18,400,000 expires beginning in 2024 and $21,300,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $21,000,000 as of March 31, 2023 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of March 31, 2023, Rotmans has a net operating loss carryforward of approximately $5,500,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $3,700,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $4,600,000 which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 15 - DISCONTINUED OPERATIONS

Rotmans closed its showroom on December 14, 2022. The Company has accounted for the closing as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. The results of operations are reported as discontinued operations in 2023 and 2022. The assets and liabilities have been reported in the condensed consolidated balance sheets as assets and liabilities of discontinued operations.

The loss from discontinued operations for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022

Revenue	$107,479	$3,715,738

Cost of revenue	122,650	1,622,049

Gross profit (loss)	(15,171)	2,093,689

Operating expenses:
Salaries, wages and benefits	264,671	849,144
Agent fees	-	418,179
Professional fees	98,593	56,590
Advertising	67,280	287,254
Rent	179,782	175,334
Service charges	20,600	105,403
Depreciation and amortization	5,184	115,461
Other operating	526,505	453,328

Total operating expenses	1,162,615	2,460,693

Loss from operations	(1,177,786)	(367,004)

Other income (expense):
Interest expense	(83,702)	(94,594)
Gain on settlement of debt, net	39,770	-
Other income	5,696	33,952

Total other expense, net	(38,236)	(60,642)

Net loss from discontinued operations	$(1,216,022)	$(427,646)

Details of the balance sheet items for discontinued operations as are as follows:

	March 31,	December 31,
	2023	2022

Current assets:
Cash	$267,573	$123,325
Accounts receivable	229,434	1,853,972
Other receivables	444,680	684,775
Property held for sale	365,707	-
Inventories	-	76,379
Prepaid expenses and other	30,122	288,520

Total current assets	$1,337,516	$3,026,971

Non-current assets:
Property and equipment, net	$119,529	$490,420
Operating lease right-of-use assets, net	6,818,716	7,008,276
Other assets	5,274	5,274

Total non-current assets	$6,943,519	$7,503,970

Current liabilities:
Accounts payable	$321,293	$339,426
Accrued expenses	209,298	726,410
Operating lease liabilities - current maturities	761,000	737,000
Finance lease liabilities - current maturities	150,000	119,000
Related party debt - current maturities	197,218	406,753

Total current liabilities	$1,638,809	$2,328,589

Non-current liabilities:
Operating lease liabilities, net of current maturities	$4,999,176	$5,189,140
Finance lease liabilities, net of current maturities	293,527	324,527

Total non-current liabilities	$5,292,703	$5,513,667

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash provided by operating activities for the three months ended March 31, 2023 and 2022 are the following discontinued operations items:

	2023	2022

Depreciation	$5,184	$53,378
Bad debts	9,804	3,158
Amortization of intangible assets	-	62,083
Noncash lease expense	38,701	78,488
(Gain)on settlement of debt, net	(39,770)	-

NOTE 16 - SUBSEQUENT EVENTS

Rotmans final principal payment to Blue Oar was made in April 2023.

Rotmans sold its parking lots to a third-party in May 2023 at a gain of approximately $200,000. The lots were classified as held for sale as a plan was made in March 2023 to sell the lots.

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

Vystar’s Board of Directors have approved preliminary plans to spin off the RxAir, Vytex and FEC product lines into a separate legal entity which Vystar intends to take public. Vystar anticipates retaining approximately 10% of the shares in the new entity and will distribute the remaining ownership percentage to Vystar shareholders. This plan is expected to be executed in late 2023.

About Vytex

Vytex is a multi-patented latex raw material in which the allergy causing proteins are reduced to a level that falls at or below detection based on ASTM approved test methods. Vytex has been available as a raw material commercially for over fifteen years and through that time has a group of manufacturers who use it in end products such as electrical gloves, condoms, adhesives, etc. Latex has been trading below $1,000 a metric tonne for some time now, hence a large oversupply heading into the winter. Synthetics are dominating the market.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	CONSOLIDATED

Revenue	$409,907	$123,520	$286,387	231.9%

Cost of revenue	76,698	38,225	38,473	100.6%

Gross profit	333,209	85,295	247,914	290.7%

Operating expenses:
Salaries, wages and benefits	54,929	59,338	(4,409)	-7.4%
Share-based compensation	138,910	137,948	962	0.7%
Professional fees	55,442	132,813	(77,371)	-58.3%
Advertising	6,665	6,234	431	6.9%
Rent	20,001	8,393	11,608	138.3%
Service charges	804	1,769	(965)	-54.6%
Depreciation and amortization	18,819	35,119	(16,300)	-46.4%
Other operating	88,356	202,286	(113,930)	-56.3%

Total operating expenses	383,926	583,900	(199,974)	-34.2%

Loss from operations	(50,717)	(498,605)	447,888	-89.8%

Other income (expense):
Interest expense	(10,337)	(84,715)	74,378	-87.8%
Change in fair value of derivative liabilities	-	57,000	(57,000)	-100.0%

Total other expense, net	(10,337)	(27,715)	17,378	-62.7%

Net loss from continuing operations	(61,054)	(526,320)	465,266	-88.4%

Discontinued operations:
Loss from operations	(1,216,022)	(427,646)	(788,376)	184.4%

Net loss	(1,277,076)	(953,966)	(323,110)	33.9%

Net loss attributable to noncontrolling interest	510,729	179,612	331,117	184.4%

Net loss attributable to Vystar	$(766,347)	$(774,354)	$8,007	-1.0%

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were $409,907 and $123,520, respectively, for an increase of $286,387 or 231.9%. The increase in revenues was due to increased sales to distributors and income recognized upon the satisfaction of the warranty coverage term on RxAir units.

The Company reported gross profit of $333,209 for the three-month period ended March 31, 2023 compared to gross profit of $85,295 for the three-month period ended March 31, 2022, an increase of $247,914 or 290.7%. The increase in gross profit is attributable to the income recognized upon the satisfaction of the RxAir warranty coverage term which was partially offset by an increase in slow-moving reserves.

The cost of revenue for the three months ended March 31, 2023 and 2022 was $76,698 and $38,225, respectively, an increase of $38,473 or 100.6%. The increase is consistent with increased product sales and an increase in slow-moving reserves of approximately $26,000.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $383,926 and $583,900 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $199,974 or 34.2%. The decrease was due to reduced legal fees and cost cutting of general and administrative expenditures.

Other Expense

Other expense for the three months ended March 31, 2023 was $10,337 which consisted of interest expense. This compares to other expense of $27,715 for the three months ended March 31, 2022, which consisted of interest expense of $84,715 and change in fair value of derivative liabilities of $57,000.

Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2023 and 2022 was $1,216,022 and $427,646, respectively, for an increase of $788,376 or 184.4%. The loss in 2023 included post-closing store costs and fixed costs which exceeded revenues earned from inventory sales.

Net Loss

Net loss was $1,277,076 and $953,966 for the three months ended March 31, 2023 and 2022, respectively, an increase of $323,110 or 33.9%. Net loss in the quarter ended March 31, 2023 versus net loss in the same period in 2022 reflected the burden of post-closing and fixed costs of the Rotmans store.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2023, the Company had cash of $15,505 and a deficit in working capital of approximately $3.9 million. Further, at March 31, 2023, the accumulated deficit amounted to approximately $56.1 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash provided by operating activities was $345,228 for the three months ended March 31, 2023 as compared to net cash provided by operating activities of $23,514 for the three months ended March 31, 2022. During the three months ended March 31, 2023, cash provided by operations was primarily due to the net loss offset by the increase of assets of discontinued operations, and non-cash related add-back of share-based compensation expense, depreciation, amortization and noncash lease expense.

The Company had no cash provided by investing activities during the three months ended March 31, 2023 and 2022.

Net cash used in financing activities was $197,749 during the three months ended March 31, 2023, as compared to net cash of $2,349 used in financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2023, cash was provided by related party advances of $29,855 which was offset by cash flows used in discontinued operations of $227,604. During the three months ended March 31, 2022, cash was provided by related party advances in the amount of $40,000 which was offset by cash flows used in discontinued operations of $42,349.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended March 31, 2023 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2023, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2023. Such conclusion was reached based on the following material weaknesses noted by management:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have not been fully resolved and have arisen in the ordinary course of business. See the discussion of pending legal proceedings in Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

VYSTAR CORPORATION

Date: October 26, 2023	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

