Form 10-Q
period 2023-06-30
Vystar Corp
filed 2023-10-26
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$49,517	$12,274
Accounts receivable	13,616	12,145
Inventories	69,860	91,724
Prepaid expenses and other	644,884	633,769
Assets of discontinued operations	751,404	3,026,971

Total current assets	1,529,281	3,776,883

Property and equipment, net	119,106	140,886

Other assets:
Intangible assets, net	138,513	154,371
Inventories, long-term	-	63,009
Assets of discontinued operations	6,762,448	7,503,970

Total other assets	6,900,961	7,721,350

Total assets	$8,549,348	$11,639,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,514,098	$1,361,483
Accrued expenses	326,588	684,147
Stock subscription payable	1,901,322	1,655,208
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	344,293	336,263
Related party debt - current maturities	173,177	169,552
Unearned revenue	44,379	44,479
Related party advances	299,884	266,541
Liabilities of discontinued operations	1,394,980	2,328,589

Total current liabilities	5,998,721	6,846,262

Long-term liabilities:
Liabilities of discontinued operations	5,069,980	5,513,667

Total liabilities	11,068,701	12,359,929

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (liquidation preference of $175,000 and $170,000 at June 30, 2023 and December 31, 2022, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $2,839,000 and $2,710,000 at June 30, 2023 and December 31, 2022, respectively)	37	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $5,481,000 and $5,233,000 at June 30, 2023 and December 31, 2022, respectively)	192	192
Common stock, $0.0001 par value, 500,000,000 shares authorized; 12,942,892 shares issued at June 30, 2023 and December 31, 2022, and 12,942,592 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,294	1,294
Additional paid-in capital	53,361,925	53,361,925
Accumulated deficit	(56,563,715)	(55,368,868)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(3,200,296)	(2,005,449)

Noncontrolling interest	680,943	1,284,639

Total stockholders’ deficit	(2,519,353)	(720,810)

Total liabilities and stockholders’ deficit	$8,549,348	$11,639,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$36,126	$45,323	$446,033	$168,843

Cost of revenue	5,913	25,942	82,611	64,167

Gross profit	30,213	19,381	363,422	104,676

Operating expenses:
Salaries, wages and benefits	74,282	59,495	129,211	118,833
Share-based compensation	107,204	338,857	246,114	476,805
Professional fees	6,269	22,146	61,711	154,959
Advertising	3,561	7,981	10,226	14,215
Rent	20,001	-	40,002	8,393
Service charges	3,568	2,437	4,372	4,206
Depreciation and amortization	18,819	35,119	37,638	70,238
Other operating	85,446	140,213	173,802	342,499

Total operating expenses	319,150	606,248	703,076	1,190,148

Loss from operations	(288,937)	(586,867)	(339,654)	(1,085,472)

Other income (expense):
Interest expense	(11,181)	(111,489)	(21,518)	(196,204)
Change in fair value of derivative liabilities	-	1,463,000	-	1,520,000
Gain (loss) on settlement of debt, net	-	230,820	-	230,820

Total other income (expense), net	(11,181)	1,582,331	(21,518)	1,554,616

Net income (loss) from continuing operations	(300,118)	995,464	(361,172)	469,144

Discontinued operations:
Loss from operations	(221,349)	(566,869)	(1,437,371)	(994,515)

Net income (loss)	(521,467)	428,595	(1,798,543)	(525,371)

Net loss attributable to noncontrolling interest	92,967	238,084	603,696	417,696

Net income (loss) attributable to Vystar	$(428,500)	$666,679	$(1,194,847)	$(107,675)

Basic and diluted loss per share:
Net income (loss) from continuing operations	$(0.02)	$0.08	$(0.03)	$0.04
Net loss from discontinued operations	$(0.02)	$(0.04)	$(0.11)	$(0.08)
Net loss attributable to noncontrolling interest	$(0.01)	$(0.02)	$(0.05)	$(0.03)
Net income (loss) attributable to common shareholders	$(0.03)	$0.05	$(0.09)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	12,942,592	12,942,592	12,942,592	12,942,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(766,347)	-	-	(766,347)	(510,729)	(1,277,076)

Ending balance March 31, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,135,215)	(300)	(30)	(2,771,796)	773,910	(1,997,886)

Net loss	-	-	-	-	-	-	-	-	-	(428,500)	-	-	(428,500)	(92,967)	(521,467)

Ending balance June 30, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(56,563,715)	(300)	$(30)	$(3,200,296)	$680,943	$(2,519,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,942,792	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									3,691				3,691		3,691

Retirement of common stock							(200)								-

Net loss	-	-	-	-	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	1	-	-	-	-	12,942,592	1,294	43,855,201	(52,184,870)	(300)	(30)	(8,328,404)	1,477,830	(6,850,574)

Share-based compensation - options									3,691				3,691		3,691

Net income	-	-	-	-	-	-	-	-	-	666,679	-	-	666,679	(238,084)	428,595

Ending balance June 30, 2022	8,698	$1	-	$-	-	$-	12,942,592	$1,294	$43,858,892	$(51,518,191)	(300)	$(30)	$(7,658,034)	$1,239,746	$(6,418,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,798,543)	$(525,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	246,114	476,805
Depreciation	31,604	128,536
Bad debts (recovery)	1,566	(4,039)
Amortization of intangible assets	15,858	172,624
Noncash lease expense	73,408	153,016
Amortization of debt discount	-	27,083
Change in fair value of derivative liabilities	-	(1,520,000)
Gain on settlement of debt, net	(39,770)	(230,820)
Gain on sale of property and equipment	(213,776)	-
(Increase) decrease in assets:
Accounts receivable	1,500	1,833
Inventories	84,873	25,504
Prepaid expenses and other	(11,115)	61,645
Assets of discontinued operations	2,278,817	843,994
Increase (decrease) in liabilities:
Accounts payable	152,615	294,907
Accrued expenses and interest payable	(345,903)	77,804
Unearned revenue	(100)	(33,759)
Liabilities of discontinued operations	(642,340)	(457,171)

Net cash used in operating activities	(165,192)	(507,409)

Cash flows from investing activities:
Cash flows provided by discontinued operations	579,483	-

Cash flows from financing activities:
Proceeds from related party advances	33,343	69,820
Cash flows provided by (used in) discontinued operations	(402,604)	356,437

Net cash provided by (used in) financing activities	(369,261)	426,257

Net increase (decrease) in cash	45,030	(81,152)

Cash - beginning of period	135,599	151,175
Less: cash of discontinued operations	(131,112)	(53,020)

Cash of continuing operations - end of period	$49,517	$17,003

Cash paid during the period for:
Interest	$9,863	$191,183

Non-cash transactions:
Rotmans vendor payables paid directly by related party	$-	$100,000
Stock subscription payable recorded for consulting and exercise of outstanding options and warrants	-	58,500

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2023, the net balance of property and equipment is $119,106 with accumulated depreciation of $223,297. As of December 31, 2022, the net balance of property and equipment is $140,886 with accumulated depreciation of $201,517.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the six months ended June 30, 2023 and 2022 are summarized as follows:

	2023	2022

Balance, beginning of the period	$44,479	$79,368

Customer deposits received	-	300

Revenue earned	(100)	(34,058)

Balance, end of the period	$44,379	$45,610

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share. For the three and six months ended June 30, 2023 and 2022, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income (loss) per share were the same. Excluded from the computation of diluted income (loss) per share were options to purchase 25,982 and 265,250 shares of common stock for the six months ended June 30, 2023 and 2022, respectively, as their effect would be anti-dilutive. Warrants to purchase 43,267 and 38,859 shares of common stock for the six months ended June 30, 2023 and 2022, respectively, were also excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 25,088,511 and 32,434 shares of common stock for the six months ended June 30, 2023 and 2022, respectively, were excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the six months ended June 30, 2023 and 2022 were also excluded from the computation of diluted income (loss) per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. Our RxAir units carry a one year warranty. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2023 and December 31, 2022, reserves for estimated sales returns totaled $49,000 and $415,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $10,000 and $14,000 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2023, the Company had cash of $49,517 and a deficit in working capital of approximately $4.4 million. Further, at June 30, 2023, the accumulated deficit amounted to approximately $56.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(223,297)	(201,517)

Property and equipment, net	$119,106	$140,886

Depreciation expense for the six months ended June 30, 2023 and 2022 was $21,780.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2023	2022	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(257,843)	(241,985)

Intangible assets, net	129,441	145,299
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$138,513	$154,371

Amortization expense for the six months ended June 30, 2023 and 2022 was $15,858 and $48,458, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2023	$15,858
2024	31,716
2025	24,652
2026	16,032
2027	16,032
Thereafter	25,151

Total	$129,441

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2031 and have monthly base rents which range from $800 to $81,000. One of the leases may be terminated early by the lessor at the end of 2028 with a six-month notice.

The table below presents the lease costs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating lease cost	$141,064	$288,134	$306,250	$575,804

Finance lease cost:

Amortization of right-of-use assets	-	39,706	-	84,174
Interest on lease liabilities	-	6,785	-	14,097

Total lease cost	$141,064	$334,625	$306,250	$674,075

During the six months ended June 30, 2023 and 2022, the Company recognized sublease income of approximately $14,000 and $68,000, respectively, which in included in discontinued operations in the accompanying condensed consolidated statements of operations.

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

The following table presents other information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$217,500	$262,004	$463,424	$525,620
Financing cash flows used for financing leases	-	45,499	-	95,160

Assets obtained in exchange for operating lease liabilities	-	-	-	-

Assets obtained in exchange for finance lease liabilities	-	-	-	-

Weighted average remaining lease term:
Operating leases	7.6 years	8.6 years	7.6 years	8.6 years
Finance leases	2.9 years	3.9 years	2.9 years	3.9 years

Weighted average discount rate:
Operating leases	5.60%	5.60%	5.60%	5.60%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of June 30, 2023 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2023	$585,927	$139,080	$725,007
2024	955,272	139,080	1,094,352
2025	870,000	139,080	1,009,080
2026	870,000	68,395	938,395
2027	870,000	-	870,000
Thereafter	2,682,500	-	2,682,500

Total undiscounted lease liabilities	6,833,699	485,635	7,319,334
Less: imputed interest	(1,215,246)	(42,108)	(1,257,354)

Net lease liabilities	$5,618,453	$443,527	$6,061,980

As of June 30, 2023, Vystar and Rotmans do not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Discontinued Operations

Advances/Receivable

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent was reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. The agreement has been amended numerous times and ended in December 2022. At the conclusion of the agreement, the remaining inventories were transferred to the agent. As of June 30, 2023 and December 31, 2022, a receivable is due from the agent for the inventories in the amount of $187,342 and $1,853,972, respectively, and is included in assets of discontinued operations.

Continuing Operations

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30, 2023	December 31, 2022

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	34,793	26,763

	344,293	336,263

Less: current maturities	(344,293)	(336,263)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of June 30, 2023 and December 31, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

One note remains from the Company’s issuance of shareholder contingently convertible notes payable in 2018 and is (i) unsecured, (ii) bore interest at an annual rate of five percent (5%) from date of issuance, and (iii) is convertible at the Company’s option post April 19, 2018. The note matured one year from issuance and was extended one (1) additional year by the Company. If converted, the note plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance as of June 30, 2023 and December 31, 2022 is $19,500. The note matured in January 2020 and continues to accrue interest until settlement. The note is in default and bears interest at an annual rate of eight percent (8%) in arrears. The value of the embedded conversion features on the one remaining note was de minimis at June 30, 2023 and December 31, 2022.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2023	2022

Rotman Family convertible notes	$5,000	$5,000
Rotman Family nonconvertible notes	140,000	140,000
Accrued interest	28,177	24,552

	173,177	169,552
Less: current maturities	(173,177)	(169,552)

	$-	$-

Rotman Family Convertible Note

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at June 30, 2023 and December 31, 2022.

The following table summarizes the Rotman Family Convertible Note:

			Carrying Amount
			June 30,	December 31,
	Issue Date	Principal Amount	2023	2022
Jamie Rotman 5.00% note due August 2023	08/17/21	$5,000	$5,469	$5,344

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Monthly payments of $2,917 to Bernard Rotman were scheduled to begin six months from issuance until maturity in December 2023. The balance of Bernard Rotman’s note including accrued interest is approximately $168,000 and $164,000 at June 30, 2023 and December 31, 2022, respectively, as no payments have been made to date.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			June 30,	December 31,
	Issue Date	Principal Amount	2023	2022
Bernard Rotman 5.00% note due July 2023	07/18/19	$140,000	$167,708	$164,208

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%) and required weekly payments of $12,500 until the note and interest is paid in full. The Company also granted Blue Oar a security interest in its inventory. The final principal payment on the note balance was made in April 2023. As of June 30, 2023, unpaid accrued interest on the note totaled $22,518. As of December 31, 2022, the balance of the note payable including accrued interest was approximately $407,000 and is included in liabilities from discontinued operations.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of June 30, 2023 and December 31, 2022, the liquidation preference totals approximately $175,000 and $170,000, respectively.

As of June 30, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $88,000 and could be converted into 34,135 shares of common stock, at the option of the holder.

As of December 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $83,000 and could be converted into 33,292 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of June 30, 2023 and December 31, 2022, the liquidation preference totals approximately $2,839,000 and $2,710,000, respectively.

As of June 30, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $242,000 and could be converted into 4,055,250 shares of common stock, at the option of the holder.

As of December 31, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $108,000 and could be converted into 3,864,261 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of June 30, 2023 and December 31, 2022, the liquidation preference totals approximately $5,481,000 and $5,233,000, respectively.

As of June 30, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $475,000 and could be converted into 20,999,125 shares of common stock, at the option of the holder.

As of December 31, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $325,000 and could be converted into 20,425,550 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at June 30, 2023 and December 31, 2022, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At June 30, 2023 and December 31, 2022, the Company recorded $1,901,322 and $1,655,208, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended June 30, 2023 and December 31, 2022:

	Amount	Shares

Balance, January 1, 2022	$1,247,549	605,058
Additions	659,647	1,552,386
Issuances	(251,988)	(25,568)

Balance, December 31, 2022	1,655,208	2,131,876
Additions	246,114	3,455,456

Balance, June 30, 2023	$1,901,322	5,587,332

NOTE 9 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$20,169	55.8	$38,941	85.9	$423,865	95.0	$142,231	84.2
Mattresses and Toppers	13,895	38.5	5,126	11.3	19,906	4.5	17,640	10.5
Other	2,062	5.7	1,256	2.8	2,262	0.5	8,972	5.3
	$36,126	100.0	$45,323	100.0	$446,033	100.0	$168,843	100.0

NOTE 10 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $246,114 and $476,805 of stock-based compensation for the six months ended June 30, 2023 and 2022, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,631,322 and $1,385,208 at June 30, 2023 and December 31, 2022, respectively.

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

In total for the six months ended June 30, 2022, the Company recorded $7,682 of share-based compensation expense related to employee and Board Members’ stock options. The Company did not recognize any such share-based compensation for the six months ended June 30, 2023. There is no unrecognized compensation expense as of June 30, 2023 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2023, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares which are all available as of June 30, 2023. In 2019, the Board of Directors adopted an additional stock option plan with provides for 500,000 shares which are all available as of June 30, 2023. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2023 and 2022, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2022	265,267	$19.54	0.51

Granted	-	-	-

Exercised	-	-	-

Forfeited	(222,000)	$21.95	-

Outstanding, June 30, 2023	43,267	$7.16	0.96

Exercisable, June 30, 2023	43,267	$7.16	0.96

As of June 30, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2023:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(11,284)	-	$32.22	-

Outstanding, June 30, 2023	25,982	-	$6.57	1.35

Exercisable, June 30, 2023	25,982	-	$6.57	1.35

NOTE 11 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the six months ended June 30, 2023, the Company expensed approximately $210,000 related to this employment agreement. As of June 30, 2023, the Company had a stock subscription payable balance of $730,954, or approximately 2,491,000 shares to be issued in the future and $213,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at June 30, 2023 and December 31, 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2023, the Company expensed approximately $224,000 related to the consulting agreement. As of June 30, 2023, the Company had a stock subscription payable balance of $764,147, or approximately 2,934,000 shares.

Related Party Advances

As of June 30, 2023, Gregory Rotman and Steven Rotman advanced the Company funds totaling $269,659 and $30,225, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2023, the Company had a stock subscription payable balance of $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

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

During the six months ended June 30, 2023, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

During the six months ended June 30, 2023, the Company made approximately 21% of its sales to one customer. Included in accounts payable is $1,429 at June 30, 2023 due to the customer for returned merchandise.

During the six months ended June 30, 2022, Rotmans made approximately 16% of its purchases from one major vendor. Rotmans owed its major vendor approximately $81,000 at June 30, 2022.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended June 30, 2023 and 2022 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Six Months Ended
	June 30,
	2023	2022

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2023 and December 31, 2022 are as follows:

	2023	2022

NOL carryforwards	$8,350,000	$8,300,000

Less valuation allowance	(8,350,000)	(8,300,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $39,800,000 as of June 30, 2023, of which approximately $18,400,000 expires beginning in 2024 and $21,400,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $21,200,000 as of June 30, 2023 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of June 30, 2023, Rotmans has a net operating loss carryforward of approximately $5,500,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $3,700,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $4,600,000 which expires beginning in 2038.

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

The loss from discontinued operations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$50,000	$3,150,710	$157,479	$6,866,448

Cost of revenue	-	1,442,022	122,650	3,064,071

Gross profit	50,000	1,708,688	34,829	3,802,377

Operating expenses:
Salaries, wages and benefits	101,954	726,436	366,625	1,575,580
Agent fees	-	327,007	-	745,186
Professional fees	23,099	111,326	121,692	167,916
Advertising	(824)	306,103	66,456	593,357
Rent	181,061	177,184	360,843	352,518
Service charges	319	82,635	20,919	188,038
Depreciation and amortization	4,640	115,461	9,824	230,922
Other operating	124,733	367,469	651,238	820,797

Total operating expenses	434,982	2,213,621	1,597,597	4,674,314

Loss from operations	(384,982)	(504,933)	(1,562,768)	(871,937)

Other income (expense):
Interest expense	(76,737)	(95,688)	(160,439)	(190,282)
Gain on settlement of debt, net	-	-	39,770	-
Gain on sale of property and equipment	213,776	-	213,776	-
Other income	26,594	33,752	32,290	67,704

Total other income (expense), net	163,633	(61,936)	125,397	(122,578)

Net loss from discontinued operations	$(221,349)	$(566,869)	$(1,437,371)	$(994,515)

Details of the balance sheet items for discontinued operations as are as follows:

	2023	2022

Current assets:
Cash	$131,112	$123,325
Accounts receivable	187,342	1,853,972
Other receivables	33,334	684,775
Inventories	-	76,379
Prepaid expenses and other	399,616	288,520

Total current assets	$751,404	$3,026,971

Non-current assets:
Property and equipment, net	$114,889	$490,420
Operating lease right-of-use assets, net	6,642,285	7,008,276
Other assets	5,274	5,274

Total non-current assets	$6,762,448	$7,503,970

Current liabilities:
Accounts payable	$254,937	$339,426
Accrued expenses	125,525	726,410
Operating lease liabilities - current maturities	811,000	737,000
Finance lease liabilities - current maturities	181,000	119,000
Related party debt - current maturities	22,518	406,753

Total current liabilities	$1,394,980	$2,328,589

Non-current liabilities:
Operating lease liabilities, net of current maturities	$4,807,453	$5,189,140
Finance lease liabilities, net of current maturities	262,527	324,527

Total non-current liabilities	$5,069,980	$5,513,667

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities for the six months ended June 30, 2023 and 2022 are the following discontinued operations items:

	2023	2022

Depreciation	$9,824	$106,756
Bad debts	4,537	3,461
Amortization of intangible assets	-	124,166
Noncash lease expense	73,408	153,016
Gain on settlement of debt, net	(39,770)	-

NOTE 16 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023 with the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	CONSOLIDATED

Revenue	$36,126	$45,323	$(9,197)	-20.3%

Cost of revenue	5,913	25,942	(20,029)	-77.2%

Gross profit	30,213	19,381	10,832	55.9%

Operating expenses:
Salaries, wages and benefits	74,282	59,495	14,787	24.9%
Share-based compensation	107,204	338,857	(231,653)	-68.4%
Professional fees	6,269	22,146	(15,877)	-71.7%
Advertising	3,561	7,981	(4,420)	-55.4%
Rent	20,001	-	20,001	100.0%
Service charges	3,568	2,437	1,131	46.4%
Depreciation and amortization	18,819	35,119	(16,300)	-46.4%
Other operating	85,446	140,213	(54,767)	-39.1%

Total operating expenses	319,150	606,248	(287,098)	-47.4%

Loss from operations	(288,937)	(586,867)	297,930	-50.8%

Other income (expense):
Interest expense	(11,181)	(111,489)	100,308	-90.0%
Change in fair value of derivative liabilities	-	1,463,000	(1,463,000)	-100.0%
Gain on settlement of debt, net	-	230,820	(230,820)	-100.0%

Total other income (expense), net	(11,181)	1,582,331	(1,593,512)	-100.7%

Net income (loss) from continuing operations	(300,118)	995,464	(1,295,582)	-130.1%

Discontinued operations:
Loss from operations	(221,349)	(566,869)	345,520	-61.0%

Net income (loss)	(521,467)	428,595	(950,062)	-221.7%

Net loss attributable to noncontrolling interest	92,967	238,084	(145,117)	-61.0%

Net loss attributable to Vystar	$(428,500)	$666,679	$(1,095,179)	-164.3%

Revenues

Revenues for the three months ended June 30, 2023 and 2022 were $36,126 and $45,323, respectively, for a decrease of $9,197 or 20.3%. The decrease in revenues can be attributed to a reduction in discretionary consumer spending due to rising costs.

The Company reported gross profit of $30,213 for the three-month period ended June 30, 2023 compared to gross profit of $19,381 for the three-month period ended June 30, 2022, an increase of $10,832 or 55.9%. The increase in gross profit is attributable to the sale of slow-moving inventory items and the overall mix of products sold.

The cost of revenue for the three months ended June 30, 2023 and 2022 was $5,913 and $25,942, respectively, a decrease of $20,029 or 77.2%. The decrease is attributable to higher reserves being maintained on slow-moving inventory which directly offsets the carrying cost of the products sold.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $319,150 and $606,248 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $287,098 or 47.4%. The decrease was partly due to a reduction in share-based compensation for legal and supplemental consulting services.

Other Income (Expense)

Other expense for the three months ended June 30, 2023 was $11,181 which consisted of interest expense. This compares to other income of $1,582,331 for the three months ended June 30, 2022, which consisted of change in fair value of derivative liabilities of $1,463,000, gain on settlement of debt, net of $230,820 and interest expense of $111,489.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2023 and 2022 was $221,349 and $566,869, respectively, for a decrease of $345,520 or 61%. The loss in 2023 included post-closing store costs and fixed costs which exceeded revenues earned from inventory sales. The loss in 2022 reflected decreased revenues due to rising inflation which resulted in changes in discretionary consumer spending.

Net Income (Loss)

Net loss was $521,467 for the three months ended June 30, 2023 compared to net income of $428,595 for the three months ended June 30, 2022, a decrease of $950,062 or 221.7%. Net income in the quarter ended June 30, 2022 was primarily due to the change in fair value of derivative liabilities of $1,463,000 upon settlement of shareholder notes payable and related party debt which contained embedded conversion features.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2023 with the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	CONSOLIDATED

Revenue	$446,033	$168,843	$277,190	164.2%

Cost of revenue	82,611	64,167	18,444	28.7%

Gross profit	363,422	104,676	258,746	247.2%

Operating expenses:
Salaries, wages and benefits	129,211	118,833	10,378	8.7%
Share-based compensation	246,114	476,805	(230,691)	-48.4%
Professional fees	61,711	154,959	(93,248)	-60.2%
Advertising	10,226	14,215	(3,989)	-28.1%
Rent	40,002	8,393	31,609	376.6%
Service charges	4,372	4,206	166	3.9%
Depreciation and amortization	37,638	70,238	(32,600)	-46.4%
Other operating	173,802	342,499	(168,697)	-49.3%

Total operating expenses	703,076	1,190,148	(487,072)	-40.9%

Loss from operations	(339,654)	(1,085,472)	745,818	-68.7%

Other income (expense):
Interest expense	(21,518)	(196,204)	174,686	-89.0%
Change in fair value of derivative liabilities	-	1,520,000	(1,520,000)	-100.0%
Gain on settlement of debt, net	-	230,820	(230,820)	-100.0%

Total other income (expense), net	(21,518)	1,554,616	(1,576,134)	-101.4%

Net income (loss) from continuing operations	(361,172)	469,144	(830,316)	-177.0%

Discontinued operations:
Loss from operations	(1,437,371)	(994,515)	(442,856)	44.5%

Net loss	(1,798,543)	(525,371)	(1,273,172)	242.3%

Net loss attributable to noncontrolling interest	603,696	417,696	186,000	44.5%

Net loss attributable to Vystar	$(1,194,847)	$(107,675)	$(1,087,172)	1009.7%

Revenues

Revenues for the six months ended June 30, 2023 and 2022 were $446,033 and $168,843, respectively, for an increase of $277,190 or 164.2%. The increase in revenues was primarily due to sales to distributors and income recognized upon the satisfaction of the warranty coverage term on RxAir units.

The Company reported gross profit of $363,422 for the six-month period ended June 30, 2023 compared to gross profit of $104,676 for the six-month period ended June 30, 2022, an increase of $258,746 or 247.2%. The increase in gross profit is attributable to the income recognized upon the satisfaction of the RxAir warranty coverage term.

The cost of revenue for the six months ended June 30, 2023 and 2022 was $82,611 and $64,167, respectively, an increase of $18,444 or 28.7%. The increase is consistent with increased product sales.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $703,076 and $1,190,148 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $487,072 or 40.9%. The decrease was partly due to a reduction in share-based compensation for legal and supplemental consulting services and cost cutting of general and administrative expenditures.

Other Income (Expense)

Other expense for the six months ended June 30, 2023 was $21,518 which consisted of interest expense. This compares to other income of $1,554,616 for the six months ended June 30, 2022, which consisted of change in fair value of derivative liabilities of $1,520,000, gain on settlement of debt, net of $230,820 and interest expense of $196,204.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2023 and 2022 was $1,437,371 and $994,515, respectively, for an increase of $442,856 or 44.5%. The loss in 2023 included post-closing store costs and fixed costs which exceeded revenues earned from inventory sales.

Net Loss

Net loss was $1,798,543 and $525,371 for the six months ended June 30, 2023 and 2022, respectively, an increase of $1,273,172 or 242.3%. Net loss in the six months ended June 30, 2022 was significantly reduced by the change in fair value of derivative liabilities of $1,520,000 upon settlement in April 2022 of shareholder convertible notes payable and pending settlement of related party debt in July and September 2022 which contained embedded conversion features.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2023, the Company had cash of $49,517 and a deficit in working capital of approximately $4.4 million. Further, at June 30, 2023, the accumulated deficit amounted to approximately $56.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $165,192 for the six months ended June 30, 2023 as compared to net cash used in operating activities of $507,409 for the six months ended June 30, 2022. During the six months ended June 30, 2023, cash provided by operations was primarily due to the net loss offset by the increase of assets of discontinued operations, and non-cash related add-back of share-based compensation expense, depreciation and amortization.

Net cash provided by investing activities was $579,483 during the six months ended June 30, 2023 and represented proceeds from the sale of property and equipment. There was no cash provided by investing activities during the six months ended June 30, 2022.

Net cash used in financing activities was $369,261 during the six months ended June 30, 2023, as compared to net cash provided by financing activities of $426,257 during the six months ended June 30, 2022. During the six months ended June 30, 2023, cash was provided by related party advances of $33,343 which was offset by cash flows used in discontinued operations of $402,604. During the six months ended June 30, 2022, cash was provided by related party advances in the amount of $69,820 and cash flows provided by discontinued operations of $356,437.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2023 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2023, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2023. Such conclusion was reached based on the following material weaknesses noted by management:

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

