Form 10-Q
period 2023-09-30
Vystar Corp
filed 2023-11-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of November 14, 2023
Common Stock, $0.0001 par value per share	12,942,592 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$45,951	$12,274
Accounts receivable	21,187	12,145
Inventories	64,275	91,724
Prepaid expenses and other	639,582	633,769
Assets of discontinued operations	269,840	3,026,971

Total current assets	1,040,835	3,776,883

Property and equipment, net	108,216	140,886

Other assets:
Intangible assets, net	130,584	154,371
Inventories, long-term	-	63,009
Assets of discontinued operations	5,581,377	7,503,970

Total other assets	5,711,961	7,721,350

Total assets	$6,861,012	$11,639,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,574,612	$1,361,483
Accrued expenses	312,924	684,147
Stock subscription payable	2,008,952	1,655,208
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	349,607	336,263
Related party debt - current maturities	175,011	169,552
Unearned revenue	44,379	44,479
Related party advances	368,257	266,541
Liabilities of discontinued operations	1,500,381	2,328,589

Total current liabilities	6,334,123	6,846,262

Long-term liabilities:
Liabilities of discontinued operations	3,975,873	5,513,667

Total liabilities	10,309,996	12,359,929

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (liquidation preference of $177,000 and $170,000 at September 30, 2023 and December 31, 2022, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $2,904,000 and $2,710,000 at September 30, 2023 and December 31, 2022, respectively)	37	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $5,607,000 and $5,233,000 at September 30, 2023 and December 31, 2022, respectively)	192	192
Common stock, $0.0001 par value, 500,000,000 shares authorized; 12,942,892 shares issued at September 30, 2023 and December 31, 2022, and 12,942,592 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,294	1,294
Additional paid-in capital	53,361,925	53,361,925
Accumulated deficit	(57,242,180)	(55,368,868)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(3,878,761)	(2,005,449)

Noncontrolling interest	429,777	1,284,639

Total stockholders’ deficit	(3,448,984)	(720,810)

Total liabilities and stockholders’ deficit	$6,861,012	$11,639,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$60,350	$36,657	$506,383	$205,500

Cost of revenue	5,585	54,223	88,196	118,390

Gross profit	54,765	(17,566)	418,187	87,110

Operating expenses:
Salaries, wages and benefits	70,916	81,551	200,127	200,384
Share-based compensation	107,630	181,199	353,744	658,004
Professional fees	35,622	32,595	97,333	187,554
Advertising	3,745	10,009	13,971	24,223
Rent	20,001	-	60,003	8,393
Service charges	10,711	2,394	15,083	6,600
Depreciation and amortization	18,819	35,119	56,457	105,357
Other operating	106,020	178,138	279,822	520,637

Total operating expenses	373,464	521,005	1,076,540	1,711,152

Loss from operations	(318,699)	(538,571)	(658,353)	(1,624,042)

Other income (expense):
Interest expense	(12,918)	(8,891)	(34,436)	(205,095)
Change in fair value of derivative liabilities	-	240,300	-	1,760,300
Loss on settlement of debt, net	-	(2,481,231)	-	(2,250,411)

Total other expense, net	(12,918)	(2,249,822)	(34,436)	(695,206)

Net loss from continuing operations	(331,617)	(2,788,393)	(692,789)	(2,319,248)

Discontinued operations:
Loss from operations	(598,014)	(321,068)	(2,035,385)	(1,315,583)

Net loss	(929,631)	(3,109,461)	(2,728,174)	(3,634,831)

Net loss attributable to noncontrolling interest	251,166	134,849	854,862	552,545

Net loss attributable to Vystar	$(678,465)	$(2,974,612)	$(1,873,312)	$(3,082,286)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.03)	$(0.22)	$(0.05)	$(0.18)
Net loss from discontinued operations	$(0.05)	$(0.02)	$(0.16)	$(0.10)
Net loss attributable to noncontrolling interest	$(0.02)	$(0.01)	$(0.07)	$(0.04)
Net loss attributable to common shareholders	$(0.05)	$(0.23)	$(0.14)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	12,942,592	12,942,592	12,942,592	12,942,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(766,347)	-	-	(766,347)	(510,729)	(1,277,076)

Ending balance March 31, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,135,215)	(300)	(30)	(2,771,796)	773,910	(1,997,886)

Net loss	-	-	-	-	-	-	-	-	-	(428,500)	-	-	(428,500)	(92,967)	(521,467)

Ending balance June 30, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,563,715)	(300)	(30)	(3,200,296)	680,943	(2,519,353)

Net loss	-	-	-	-	-	-	-	-	-	(678,465)	-	-	(678,465)	(251,166)	(929,631)

Ending balance September 30, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(57,242,180)	(300)	$(30)	$(3,878,761)	$429,777	$(3,448,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,942,792	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									3,691				3,691		3,691

Retirement of common stock							(200)								-

Net loss	-	-	-	-	-	-	-	-	-	(774,354)	-	-	(774,354)	(179,612)	(953,966)

Ending balance March 31, 2022	8,698	1	-	-	-	-	12,942,592	1,294	43,855,201	(52,184,870)	(300)	(30)	(8,328,404)	1,477,830	(6,850,574)

Share-based compensation - options									3,691				3,691		3,691

Net income	-	-	-	-	-	-	-	-	-	666,679	-	-	666,679	(238,084)	428,595

Ending balance June 30, 2022	8,698	1	-	-	-	-	12,942,592	1,294	43,858,892	(51,518,191)	(300)	(30)	(7,658,034)	1,239,746	(6,418,288)

Share-based compensation - options									3,691				3,691		3,691

Preferred stock issued for services			73,428	7	291,188	29			1,595,211				1,595,247		1,595,247

Preferred stock issued for cash					32,566	3			84,997				85,000		85,000

Preferred stock issued for settlement of accounts payable			127,857	13					511,415				511,428		511,428

Preferred stock issued for settlement of shareholder notes payable			152,755	15					893,602				893,617		893,617

Preferred stock issued for settlement of related party notes payable					1,594,219	160			6,346,404				6,346,564		6,346,564

Preferred stock issued for settlement of stock payable			16,929	2					67,714				67,716		67,716

Net income	-	-	-	-	-	-	-	-	-	(2,974,612)	-	-	(2,974,612)	(134,849)	(3,109,461)

Ending balance September 30, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,926	$(54,492,803)	(300)	$(30)	$(1,129,383)	$1,104,897	$(24,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,728,174)	$(3,634,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	353,744	658,004
Depreciation	47,083	161,461
Bad debts (recovery)	8,766	(3,754)
Amortization of intangible assets	23,787	258,936
Noncash lease expense	234,693	217,958
Amortization of debt discount	-	27,083
Change in fair value of derivative liabilities	-	(1,760,300)
(Gain) loss on settlement of debt, net	(39,770)	2,250,411
Gain on sale of property and equipment	(213,776)	-
(Increase) decrease in assets:
Accounts receivable	(13,271)	34,399
Inventories	90,458	(47,537)
Prepaid expenses and other	(5,813)	66,782
Assets of discontinued operations	2,849,123	1,284,702
Increase (decrease) in liabilities:
Accounts payable	213,129	410,559
Accrued expenses and interest payable	(352,420)	181,593
Unearned revenue	(100)	(34,890)
Liabilities of discontinued operations	(630,952)	(466,003)

Net cash used in operating activities	(163,493)	(395,427)

Cash flows from investing activities:
Cash flows provided by discontinued operations	579,483	-

Cash flows from financing activities:
Proceeds from related party advances	101,716	92,731
Proceeds from issuance of preferred stock	-	85,000
Cash flows provided by (used in) discontinued operations	(387,500)	227,207

Net cash provided by (used in) financing activities	(285,784)	404,938

Net increase in cash	130,206	9,511

Cash - beginning of period	135,599	151,175
Less: cash of discontinued operations	(219,854)	(132,803)

Cash of continuing operations - end of period	$45,951	$27,883

Cash paid during the period for:
Interest	$249,226	$287,521

Non-cash transactions:
Rotmans operating lease right-of-use asset and related liability
adjusted for lease modification	$849,534	$-
Prepaid expenses with preferred stock	-	866,630
Preferred stock issued for settlement of related party payable	-	270,000
Preferred stock issued for settlement of debt and accrued interest	-	893,617
Preferred stock issued for settlement of related party debt and accrued interest	-	6,346,564
Preferred stock issued for stock subscription payable	-	67,716
Preferred stock issued for settlement of vendor payables	-	886,401
Rotmans vendor payables paid directly by related party	-	100,000
Rotmans lease liabilities arising from obtaining right-of-use assets	-	325,471

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

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of RxAir purifier units, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. The Company evaluates the need to record write-downs for inventories on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2023, the net balance of property and equipment is $108,216 with accumulated depreciation of $234,187. As of December 31, 2022, the net balance of property and equipment is $140,886 with accumulated depreciation of $201,517.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the nine months ended September 30, 2023 and 2022 are summarized as follows:

	2023	2022

Balance, beginning of the period	$44,479	$79,368

Customer deposits received	-	300

Revenue earned	(100)	(34,058)

Balance, end of the period	$44,379	$45,610

Loss Per Share

The Company presents basic and diluted loss per share. For the three and nine months ended September 30, 2023 and 2022, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 22,354 and 266,000 shares of common stock for the nine months ended September 30, 2023 and 2022, respectively, as their effect would be anti-dilutive. Warrants to purchase 42,000 and 38,483 shares of common stock for the nine months ended September 30, 2023 and 2022, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 25,665,878 and 23,375,235 shares of common stock for the nine months ended September 30, 2023 and 2022, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the nine months ended September 30, 2023 and 2022 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. Our RXAir units carry a one year warranty. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2023 and December 31, 2022, reserves for estimated sales returns totaled $29,000 and $415,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $14,000 and $24,000 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2023, the Company had cash of $45,951 and a deficit in working capital of approximately $5.3 million. Further, at September 30, 2023, the accumulated deficit amounted to approximately $57.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(234,187)	(201,517)

Property and equipment, net	$108,216	$140,886

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $32,670.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2023	December 31, 2022	Amortization Period (in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(265,772)	(241,985)

Intangible assets, net	121,512	145,299
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$130,584	$154,371

Amortization expense for the nine months ended September 30, 2023 and 2022 was $23,787 and $72,687, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2023	$7,929
2024	31,716
2025	24,652
2026	16,032
2027	16,032
Thereafter	25,151

Total	$121,512

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leases equipment, a showroom, offices and warehouse facilities. These leases expire at various dates through 2031 and have monthly base rents which range from $800 to $84,000. On August 10, 2023, Rotmans facility lease was amended and granted the lessor an early termination option at the end of 2028 with a six-month notice. Due to this lease modification, Rotmans remeasured its lease liability by calculating the present value of the remaining lease payments and current discount rate which resulted in a reduction of $849,534 to the liability. The corresponding lease asset was reduced by the same amount.

The table below presents the lease costs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating lease cost	$151,995	$289,824	$458,245	$865,628

Finance lease cost:

Amortization of right-of-use assets	-	30,276	-	114,450
Interest on lease liabilities	-	8,342	-	22,439

Total lease cost	$151,995	$328,442	$458,245	$1,002,517

During the nine months ended September 30, 2023 and 2022, the Company recognized sublease income of approximately $134,000 and $102,000, respectively, which in included in discontinued operations in the accompanying condensed consolidated statements of operations. Approximate future minimum rental payments to be received are $93,000 for the remainder of 2023, $372,000 for 2024 – 2027 and $313,000 for 2028.

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

The following table presents other information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$228,415	$264,539	$691,839	$790,159
Financing cash flows used for financing leases	-	35,572	-	130,732

Assets obtained in exchange for operating lease liabilities	-	-	-	320,732

Assets obtained in exchange for finance lease liabilities	-	-	-	4,739

Weighted average remaining lease term:
Operating leases	5.3 years	8.0 years	5.3 years	8.0 years
Finance leases	2.7 years	3.7 years	2.7 years	3.7 years

Weighted average discount rate:
Operating leases	7.21%	5.61%	7.21%	5.61%
Finance leases	5.16%	5.16%	5.16%	5.16%

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2023 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

	Operating Leases	Finance Leases	Total

Remainder of 2023	$401,172	$139,080	$540,252
2024	1,086,252	139,080	1,225,332
2025	1,000,980	139,080	1,140,060
2026	1,000,980	68,395	1,069,375
2027	1,000,980	-	1,000,980
2028	1,000,980	-	1,000,980

Total undiscounted lease liabilities	5,491,344	485,635	5,976,979
Less: imputed interest	(872,984)	(42,108)	(915,092)

Net lease liabilities	$4,618,360	$443,527	$5,061,887

As of September 30, 2023, Vystar and Rotmans do not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Discontinued Operations

Advances/Receivable

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. Before the sale, the agent advanced the Company funds of approximately $2,300,000 to pay off a bank line of credit and certain other vendors. The agent was reimbursed for the advance from the proceeds of the sale. The initial sales agreement with the agent ended in May 2021. The agreement has been amended numerous times and ended in December 2022. At the conclusion of the agreement, the remaining inventories were transferred to the agent. As of December 31, 2022, a receivable is due from the agent for the inventories in the amount $1,853,972 and is included in assets of discontinued operations. No amounts are due from the agent at September 30, 2023.

Continuing Operations

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30, 2023	December 31, 2022

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	40,107	26,763

	349,607	336,263

Less: current maturities	(349,607)	(336,263)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes are outstanding as of September 30, 2023 and December 31, 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

One note in the amount of $19,500 remains from the Company’s issuance of shareholder contingently convertible notes payable in 2018 and is (i) unsecured, (ii) bore interest at an annual rate of five percent (5%) from date of issuance, and (iii) is convertible at the Company’s option post April 19, 2018. The note matured one year from issuance and was extended one (1) additional year by the Company. If converted, the note plus accrued interest are convertible into shares of the Company’s common stock at the prior twenty (20) day average closing price with a 50% discount. The outstanding balance as of September 30, 2023 and December 31, 2022 is $27,881 and $26,513, respectively. The note matured in January 2020 and continues to accrue interest until settlement. The note is in default and bears interest at an annual rate of eight percent (8%) in arrears. The value of the embedded conversion features on the one remaining note was de minimis at September 30, 2023 and December 31, 2022.

Related Party Debt

The following table summarizes related party debt:

	September 30,	December 31,
	2023	2022

Rotman Family convertible notes	$5,000	$5,000
Rotman Family nonconvertible notes	140,000	140,000
Accrued interest	30,011	24,552

	175,011	169,552
Less: current maturities	(175,011)	(169,552)

	$-	$-

Rotman Family Convertible Note

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within one year, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at September 30, 2023 and December 31, 2022.

The following table summarizes the Rotman Family Convertible Note:

			Carrying Amount
	Issue Date	Principal Amount	September 30, 2023	December 31, 2022
Jamie Rotman 5.00% note due August 2023	08/17/21	$5,000	$5,553	$5,344

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Monthly payments of $2,917 to Bernard Rotman were scheduled to begin six months from issuance until maturity in December 2023. The balance of Bernard Rotman’s note including accrued interest is approximately $169,000 and $164,000 at September 30, 2023 and December 31, 2022, respectively, as no payments have been made to date.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
	Issue Date	Principal Amount	September 30, 2023	December 31, 2022
Bernard Rotman 5.00% note due July 2023	07/18/19	$140,000	$169,458	$164,208

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%) and required weekly payments of $12,500 until the note and interest is paid in full. The Company also granted Blue Oar a security interest in its inventory. The final principal payment on the note balance was made in April 2023. As of September 30, 2023, unpaid accrued interest on the note totaled $22,518. As of December 31, 2022, the balance of the note payable including accrued interest was approximately $407,000 and is included in liabilities from discontinued operations.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of September 30, 2023 and December 31, 2022, the liquidation preference totals approximately $177,000 and $170,000, respectively.

As of September 30, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $90,000 and could be converted into 34,564 shares of common stock, at the option of the holder.

As of December 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $83,000 and could be converted into 33,292 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of September 30, 2023 and December 31, 2022, the liquidation preference totals approximately $2,904,000 and $2,710,000, respectively.

As of September 30, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $307,000 and could be converted into 4,148,755 shares of common stock, at the option of the holder.

As of December 31, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $108,000 and could be converted into 3,864,261 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of September 30, 2023 and December 31, 2022, the liquidation preference totals approximately $5,607,000 and $5,233,000, respectively.

As of September 30, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $601,000 and could be converted into 21,482,559 shares of common stock, at the option of the holder.

As of December 31, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $325,000 and could be converted into 20,425,550 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at September 30, 2023 and December 31, 2022, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At September 30, 2023 and December 31, 2022, the Company recorded $2,008,952 and $1,655,208, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended September 30, 2023 and December 31, 2022:

	Amount	Shares

Balance, January 1, 2022	$1,247,549	605,058
Additions	659,647	1,552,386
Issuances	(251,988)	(25,568)

Balance, December 31, 2022	1,655,208	2,131,876
Additions	353,744	124,658,513

Balance, September 30, 2023	$2,008,952	126,790,389

NOTE 9 – REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$35,972	59.6	$25,617	69.9	$459,837	90.8	$167,848	81.7
Mattresses and Toppers	16,405	27.2	5,726	15.6	36,311	7.2	23,366	11.4
Other	7,973	13.2	5,314	14.5	10,235	2.0	14,286	6.9
	$60,350	100.0	$36,657	100.0	$506,383	100.0	$205,500	100.0

NOTE 10 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $353,744 and $658,004 of stock-based compensation for the nine months ended September 30, 2023 and 2022, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $1,738,952 and $1,385,208 at September 30, 2023 and December 31, 2022, respectively.

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

In total for the nine months ended September 30, 2022, the Company recorded $11,370 of share-based compensation expense related to employee and Board Members’ stock options. The Company did not recognize any such share-based compensation for the nine months ended September 30, 2023. There is no unrecognized compensation expense as of September 30, 2023 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of the Company adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, the Company’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2023, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares which are all available as of September 30, 2023. In 2019, the Board of Directors adopted an additional stock option plan with provides for 500,000 shares which are all available as of September 30, 2023. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the nine months ended September 30, 2023 and 2022, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2022	265,267	$19.54	0.51

Granted	-	-	-

Exercised	-	-	-

Forfeited	(223,267)	$21.87	-

Outstanding, September 30, 2023	42,000	$7.17	0.78

Exercisable, September 30, 2023	42,000	$7.17	0.78

As of September 30, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(14,912)	-	$26.09	-

Outstanding, September 30, 2023	22,354	-	$6.49	1.31

Exercisable, September 30, 2023	22,354	-	$6.49	1.31

NOTE 11 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the nine months ended September 30, 2023, the Company expensed approximately $306,000 related to this employment agreement. As of September 30, 2023, the Company had a stock subscription payable balance of $779,877, or approximately 57,583,000 shares to be issued in the future and $213,155 of reimbursable expenses payable and $116,403 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at September 30, 2023 and December 31, 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the nine months ended September 30, 2023, the Company expensed approximately $328,000 related to the consulting agreement. As of September 30, 2023, the Company had a stock subscription payable balance of $822,854, or approximately 69,045,000 shares and $180,000 of consulting expenses in accounts payable.

Related Party Advances

As of September 30, 2023, Gregory Rotman and Steven Rotman advanced the Company funds totaling $313,031 and $55,226, respectively. The advances are due on demand as repayment terms have not yet been finalized.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman. Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of September 30, 2023, the Company had a stock subscription payable balance of $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

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

During the nine months ended September 30, 2023, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On October 27, 2023, the Court held oral argument on the issues addressed in the supplemental briefing. Subsequent to argument the Court reserved judgment and indicated a written decision would be issued shortly.

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the nine months ended September 30, 2023, the Company made approximately 21% of its sales to one customer. Included in accounts payable is $1,429 at September 30, 2023 due to the customer for returned merchandise.

During the nine months ended September 30, 2022, Rotmans made approximately 14% of its purchases from one major vendor. Rotmans owed its major vendor approximately $72,000 at September 30, 2022.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2023 and 2022 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Nine Months Ended
	September 30,
	2023	2022

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of September 30, 2023 and December 31, 2022 are as follows:

	2023	2022

NOL carryforwards	$8,400,000	$8,300,000

Less valuation allowance	(8,400,000)	(8,300,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $40,100,000 as of September 30, 2023, of which approximately $18,400,000 expires beginning in 2024 and $21,700,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $21,400,000 as of September 30, 2023 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of September 30, 2023, Rotmans has a net operating loss carryforward of approximately $5,900,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $4,100,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $5,000,000 which expires beginning in 2038.

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

The loss from discontinued operations for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$-	$3,535,414	$157,479	$10,401,862

Cost of revenue	-	1,627,490	122,650	4,691,561

Gross profit	-	1,907,924	34,829	5,710,301

Operating expenses:
Salaries, wages and benefits	90,495	784,876	457,120	2,360,456
Agent fees	-	312,909	-	1,058,095
Professional fees	93,795	59,028	215,487	226,944
Advertising	206	232,894	66,662	826,251
Rent	332,197	195,950	693,040	548,468
Service charges	417	87,738	21,336	275,776
Depreciation and amortization	4,589	84,118	14,413	315,040
Other operating	59,735	406,944	710,973	1,227,741

Total operating expenses	581,434	2,164,457	2,179,031	6,838,771

Loss from operations	(581,434)	(256,533)	(2,144,202)	(1,128,470)

Other income (expense):
Interest expense	(76,419)	(98,978)	(236,858)	(289,260)
Gain on settlement of debt, net	-	-	39,770	-
Gain on sale of property and equipment	-	-	213,776	-
Other income	59,839	34,443	92,129	102,147

Total other income (expense), net	(16,580)	(64,535)	108,817	(187,113)

Net loss from discontinued operations	$(598,014)	$(321,068)	$(2,035,385)	$(1,315,583)

Details of the balance sheet items for discontinued operations as are as follows:

	2023	2022

Current assets:
Cash	$219,854	$123,325
Accounts receivable	-	1,853,972
Other receivables	33,334	684,775
Inventories	-	76,379
Prepaid expenses and other	16,652	288,520

Total current assets	$269,840	$3,026,971

Non-current assets:
Property and equipment, net	$110,300	$490,420
Operating lease right-of-use assets, net	5,465,803	7,008,276
Other assets	5,274	5,274

Total non-current assets	$5,581,377	$7,503,970

Current liabilities:
Accounts payable	$289,221	$339,426
Accrued expenses	40,642	726,410
Operating lease liabilities - current maturities	936,000	737,000
Finance lease liabilities - current maturities	212,000	119,000
Related party debt - current maturities	22,518	406,753

Total current liabilities	$1,500,381	$2,328,589

Non-current liabilities:
Operating lease liabilities, net of current maturities	$3,682,360	$5,189,140
Finance lease liabilities, net of current maturities	231,527	324,527
Unearned revenue	61,986	-

Total non-current liabilities	$3,975,873	$5,513,667

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities for the nine months ended September 30, 2023 and 2022 are the following discontinued operations items:

	2023	2022

Depreciation	$14,413	$128,791
Bad debts	4,537	3,461
Amortization of intangible assets	-	186,249
Noncash lease expense	234,693	217,958
Gain on settlement of debt, net	(39,770)	-
Gain on sale of property and equipment	(213,776)	-

NOTE 16 - SUBSEQUENT EVENTS

Blue Oar has advanced the Company funds totaling $32,500. The Company has not formalized an agreement with repayment terms as of this date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 with the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	CONSOLIDATED

Revenue	$60,350	$36,657	$23,693	64.6%

Cost of revenue	5,585	54,223	(48,638)	-89.7%

Gross profit	54,765	(17,566)	72,331	411.8%

Operating expenses:
Salaries, wages and benefits	70,916	81,551	(10,635)	-13.0%
Share-based compensation	107,630	181,199	(73,569)	-40.6%
Professional fees	35,622	32,595	3,027	9.3%
Advertising	3,745	10,009	(6,264)	-62.6%
Rent	20,001	-	20,001	100.0%
Service charges	10,711	2,394	8,317	347.4%
Depreciation and amortization	18,819	35,119	(16,300)	-46.4%
Other operating	106,020	178,138	(72,118)	-40.5%

Total operating expenses	373,464	521,005	(147,541)	-28.3%

Loss from operations	(318,699)	(538,571)	219,872	-40.8%

Other income (expense):
Interest expense	(12,918)	(8,891)	(4,027)	45.3%
Change in fair value of derivative liabilities	-	240,300	(240,300)	-100.0%
Loss on settlement of debt, net	-	(2,481,231)	2,481,231	-100.0%

Total other expense, net	(12,918)	(2,249,822)	2,236,904	-99.4%

Net loss from continuing operations	(331,617)	(2,788,393)	2,456,776	-88.1%

Discontinued operations:
Loss from operations	(598,014)	(321,068)	(276,946)	86.3%

Net loss	(929,631)	(3,109,461)	2,179,830	-70.1%

Net loss attributable to noncontrolling interest	251,166	134,849	116,317	86.3%

Net loss attributable to Vystar	$(678,465)	$(2,974,612)	$2,296,147	-77.2%

Revenues

Revenues for the three months ended September 30, 2023 and 2022 were $60,350 and $36,657, respectively, for an increase of $23,693 or 64.6%. The increase in revenues can be attributed to income recognized upon the satisfaction of the warranty coverage term on RxAir units.

The Company reported gross profit of $54,765 for the three-month period ended September 30, 2023 compared to gross loss of $17,566 for the three-month period ended September 30, 2022, an increase of $72,331 or 411.8%. The increase in gross profit is attributable to the higher reserves established in prior years on inventory over 365 days old and the satisfaction of the RxAir warranty coverage term.

The cost of revenue for the three months ended September 30, 2023 and 2022 was $5,585 and $54,223, respectively, a decrease of $48,638 or 89.7%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $373,464 and $521,005 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $147,541 or 28.3%. The decrease was partly due to a reduction in share-based compensation for legal and supplemental consulting services.

Other Income (Expense)

Other expense for the three months ended September 30, 2023 was $12,918 which consisted of interest expense. This compares to other expense of $2,249,822 for the three months ended September 30, 2022, which consisted of change in fair value of derivative liabilities of $240,300, loss on settlement of debt, net of $2,481,231 and interest expense of $8,891.

Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2023 and 2022 was $598,014 and $321,068, respectively, for an increase of $276,946 or 86.3%. The loss in 2023 included post-closing store costs and fixed costs exceeding sublease income. The loss in 2022 reflected decreased revenues due to rising inflation which resulted in changes in discretionary consumer spending.

Net Loss

Net loss was $929,631 for the three months ended September 30, 2023 compared to net loss of $3,109,461 for the three months ended September 30, 2022, a decrease of $2,179,830 or 70.1%. Net loss in the quarter ended September 30, 2022 was partly attributable to the loss on settlement of debt, net of $2,481,231.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2023 with the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	CONSOLIDATED

Revenue	$506,383	$205,500	$300,883	146.4%

Cost of revenue	88,196	118,390	(30,194)	-25.5%

Gross profit	418,187	87,110	331,077	380.1%

Operating expenses:
Salaries, wages and benefits	200,127	200,384	(257)	-0.1%
Share-based compensation	353,744	658,004	(304,260)	-46.2%
Professional fees	97,333	187,554	(90,221)	-48.1%
Advertising	13,971	24,223	(10,252)	-42.3%
Rent	60,003	8,393	51,610	614.9%
Service charges	15,083	6,600	8,483	128.5%
Depreciation and amortization	56,457	105,357	(48,900)	-46.4%
Other operating	279,822	520,637	(240,815)	-46.3%

Total operating expenses	1,076,540	1,711,152	(634,612)	-37.1%

Loss from operations	(658,353)	(1,624,042)	965,689	-59.5%

Other income (expense):
Interest expense	(34,436)	(205,095)	170,659	-83.2%
Change in fair value of derivative liabilities	-	1,760,300	(1,760,300)	-100.0%
Loss on settlement of debt, net	-	(2,250,411)	2,250,411	-100.0%

Total other expense, net	(34,436)	(695,206)	660,770	-95.0%

Net loss from continuing operations	(692,789)	(2,319,248)	1,626,459	-70.1%

Discontinued operations:
Loss from operations	(2,035,385)	(1,315,583)	(719,802)	54.7%

Net loss	(2,728,174)	(3,634,831)	906,657	-24.9%

Net loss attributable to noncontrolling interest	854,862	552,545	302,317	54.7%

Net loss attributable to Vystar	$(1,873,312)	$(3,082,286)	$1,208,974	-39.2%

Revenues

Revenues for the nine months ended September 30, 2023 and 2022 were $506,383 and $205,500, respectively, for an increase of $300,883 or 146.4%. The increase in revenues was primarily due to sales to distributors and income recognized upon satisfaction of the warranty coverage term on RxAir units.

The Company reported gross profit of $418,187 for the nine-month period ended September 30, 2023 compared to gross profit of $87,110 for the nine-month period ended September 30, 2022, an increase of $331,077 or 380.1%. The increase in gross profit is partly attributable to the higher reserves established in prior years on inventory over 365 days old and income recognized upon the satisfaction of the RxAir warranty coverage term.

The cost of revenue for the nine months ended September 30, 2023 and 2022 was $88,196 and $118,390, respectively, a decrease of $30,194 or 25.5%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising, rent and other operating expenses. The Company’s operating expenses were $1,076,540 and $1,711,152 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $634,612 or 37.1%. The decrease was partly due to a reduction in share-based compensation for legal and supplemental consulting services and cost cutting of general and administrative expenditures.

Other Income (Expense)

Other expense for the nine months ended September 30, 2023 was $34,436 which consisted of interest expense. This compares to other income of $695,206 for the nine months ended September 30, 2022, which consisted of change in fair value of derivative liabilities of $1,760,300, loss on settlement of debt, net of $2,250,411 and interest expense of $205,095.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2023 and 2022 was $2,035,385 and $1,315,583, respectively, for an increase of $719,802 or 54.7%. The loss in 2023 included post-closing store costs and fixed costs which exceeded revenues earned from inventory sales.

Net Loss

Net loss was $2,728,174 and $3,634,831 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $906,657 or 24.9%. Net loss in the nine months ended September 30, 2022 was increased by the loss on settlement of debt, net of $2,250,411 and the change in fair value of derivative liabilities of $1,760,300 upon settlement in April 2022 of shareholder convertible notes payable and pending settlement of related party debt in July and September 2022 which contained embedded conversion features.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2023, the Company had cash of $45,951 and a deficit in working capital of approximately $5.3 million. Further, at September 30, 2023, the accumulated deficit amounted to approximately $57.2 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $163,493 for the nine months ended September 30, 2023 as compared to net cash used in operating activities of $395,427 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash used in operations was primarily due to the net loss offset by the increase of assets of discontinued operations, and non-cash related add-back of share-based compensation expense, noncash lease expense, depreciation and amortization.

Net cash provided by investing activities was $579,483 during the nine months ended September 30, 2023 and represented proceeds from the sale of property and equipment. There was no cash provided by investing activities during the nine months ended September 30, 2022.

Net cash used in financing activities was $285,784 during the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $404,938 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash was provided by related party advances of $101,716 which was offset by cash flows used in discontinued operations of $387,500. During the nine months ended September 30, 2022, cash was provided by related party advances in the amount of $92,731, proceeds from issuance of preferred stock of $85,000 and cash flows provided by discontinued operations of $227,207.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended September 30, 2023 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2023. Such conclusion was reached based on the following material weaknesses noted by management:

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

VYSTAR CORPORATION

Date: November 14, 2023	By:	/s/ Steven Rotman
Steven Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

