Form 10-K
period 2023-12-31
Vystar Corp
filed 2024-09-06
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53754

VYSTAR CORPORATION

(Exact name of registrant as specified in its charter)

georgia	20-2027731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

365 Shrewsbury St
Worcester, MA	01604
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code: (508) 791-9114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2023) was $578,399. See Item 12.

As of September 6, 2024, there were 13,290,972 shares of the registrant’s common stock outstanding.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

Overview

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. Vystar is the owner and manufacturer of multiple brands of eco-friendly products for the home, office and medical sectors. Vystar is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Our global multi-patented technology reduces antigenic and total protein in natural rubber latex products to virtually undetectable levels. Vytex NRL, our “ultra-low protein” natural rubber latex has been introduced throughout the worldwide marketplace that uses NRL or latex substitutes as a raw material for end products. Natural rubber latex or latex substitutes are used in an extensive range of products including balloons, foams, textiles, adhesives, carpet, paints, coatings, protective equipment, sporting equipment, and especially health care products like surgical and exam gloves and condoms.

Vystar has expanded Vytex into the consumer arena with an introduction into the bedding category, aligning with key foam manufacturers to create mattresses, mattress toppers and pillows. Through this effort, Vystar can bring the benefits of great sleep and a more natural product to the public.

Vystar is also bringing peace of mind to consumers in the clean-air space. RxAir is the manufacturer of the finest air purification system in the world and an innovative developer, manufacturer and distributor of bio technology products targeting the rapidly growing Indoor Air Quality (“IAQ”) industry sector. RxAir’s products include the RxAir purification system for the home as well as one of the world’s finest lines of hospital-grade HEPA filtration products. All of our products are FDA certified as Class II medical devices and kill germs viruses and bacteria.

Vystar has acquired the assets of Fluid Energy Conversion (FEC). FEC has taken a position as a global green energy company with a multitude of new technologies including an array of patented, and soon-to-be patented, technology destined to change energy production and energy usage in many arenas. Our independent research and development has focused on product solutions that harness stable vortex effects, cavitation and other unique fluid flow phenomena to move energy application into new chapters. Our main thrust is currently in water but other applications such as those in combustion are already being positioned as key concepts in those fields. For over 50 years, FEC’s chief scientist has developed and patented many successful inventions, both nationally and internationally, involving fluid mechanics, fluidics, thermodynamics and related physics. His experience has created a revolutionary extension of fluidic science that has led to patented products that are cost effective to manufacture, simple to understand, and they deliver an outstanding performance. Most of our technology does not require complicated processes or sophisticated electronics, making us truly unique.

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

The RxAir product line includes:

●	RXair™ Residential Filterless Air Purifier

●	RX400™ U.S. Food and Drug Administration (“FDA”) cleared Class II Filterless Air Purifier

●	RX800™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

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

Employees

As of December 31, 2023, Vystar had one employee.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company. Our corporate office is located at 365 Shrewsbury Street, Worcester, Massachusetts 01604. Our website address is www.vystarcorp.com.

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

At December 31, 2023 our cash position was $35,442 and we had an accumulated deficit of $58,243,258. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2023, we had federal net operating loss (“NOL”) carry-forwards of approximately $38 million ($37.5 million for 2022) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2023; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

On October 27, 2023, the Court held oral argument on the issues addressed in the supplemental briefing. On November 27, 2023, the Court issued its order resolving the case in Vystar’s favor. The Court held while EMA breached the terms of the underlying promissory note by virtue of the manner of its conversions, such breach was not material. The Court thereafter held the balance of the note was paid in full by Vystar. Based upon the decision in favor of Vystar, the Court granted Vystar’s request for legal fees, and requested a briefing on the same. Vystar subsequently submitted a motion for legal and expert fees in the amount of approximately $638,000 supported by the relevant paperwork. The parties await the Court’s decision.

On December 24, 2023, EMA filed a motion for reconsideration, arguing the Court failed to properly read the underlying note that, in EMA’s belief, allowed it to effectuate the two post default conversions at issue in the case. After the matter was fully briefed by the parties, on May 16, 2024, the Court held oral argument. On the same date after argument the Court granted EMA the procedural right for reconsideration, and thereafter denied the substantive portion of its motion. The November 27, 2023, decision stands.

On December 27, 2023, EMA filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The appeal targets each section of the prior decisions that fell against EMA. Vystar has until June 14, 2024, to file its notice of appeal with the same appellate court. The appeal, if filed, will target the relevant and material decisions issued by the Court against Vystar.

On June 13, 2024, Vystar has timely filed its notice of cross-appeal. EMA is required to file its submissions on September 20, 2024, and Vystar thereafter has sixty days to file its opposition and cross-appeal. Thereafter the parties will submit final submissions for the appellate court to consider.

On August 5, 2024, the District Court denied, without prejudice to renew, the motion for attorneys’ fees, ruling that such is premature based upon the pending appeal and cross-appeal.

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

	High	Low
December 31, 2022

First Quarter	$1.00	$0.62

Second Quarter	$0.78	$0.41

Third Quarter	$0.46	$0.27

Fourth Quarter	$0.28	$0.10

December 31, 2023

First Quarter	$0.19	$0.08

Second Quarter	$0.09	$0.03

Third Quarter	$0.06	$0.00

Fourth Quarter	$0.14	$0.00

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2023, there were 209 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

There were no common stock and warrant grants issued from January 1, 2023 through December 31, 2023.

Stock Option Grants

There were no stock option grants issued from January 1, 2023 through December 31, 2023.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

There were no proceeds from October 1, 2023 through December 31, 2023.

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

The RxAir product line includes:

●	RxAir™ Residential Filterless Air Purifier

●	RX400™ FDA cleared Class II Filterless Air Purifier

●	RX800™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier

Vystar produces the RxAir product line with a world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar sells RxAir residential and commercial units via distributors, online and through retail channels. Vystar has assembled a distribution network for sales of RX400 and RX800, our newest unit to the healthcare and medical markets. Vystar also sells the ViraTec replacement cartridge for approximately 25,000 units that have been previously sold. The RX3000 our largest unit, has been reengineered and samples of those units are in stock. We are not producing more of those at this time but plan to restart production during 2024. We have engineered the RX300 a smaller version of our unit and hope to be in production with that unit in 2024. The Company also hopes to have an even smaller unit designed during 2024 for automobiles and refrigerators with USB charging which is currently in the early stages of development and has not been engineered or prototyped.

About Rotmans

Rotmans, formerly the largest furniture and flooring store in New England and one of the largest independent furniture retailers in the U.S., encompassed over 170,000 square feet in Worcester, Mass., was founded and had been under the leadership of the Rotman family for the past 50 years. Rotmans enabled Vystar to capitalize on the infrastructure already in place for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Steven Rotman and a group of dedicated employees provided continuity of management and customer-focused values for the Company until closure in late December 2022.

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

Additionally, in August 2021, Dr. Matthan presented new data to the Automotive Tyre Manufacturers’ Association including Vytex dry rubber.

Vystar has expanded Vytex into the consumer arena with an introduction into the bedding category, aligning with key foam manufacturers to create mattresses, mattress toppers and pillows. Through this effort, Vystar can bring the benefits of great sleep and a more natural product to the public.

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

Vystar has expanded Vytex into the consumer arena with an introduction into the bedding category, aligning with key foam manufacturers to create mattresses, mattress toppers and pillows. Through this effort, Vystar can bring the benefits of great sleep and a more natural product to the public.

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

Valuation and Impairment of Intangible and Long-Lived Assets

We perform an impairment assessment of intangible assets including goodwill annually or more frequently as warranted by events or changes in circumstances. We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets. The Company recorded a loss on impairment in 2022 of $297,723 related to our assessment of the UV Flu intangible assets.

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

RESULTS OF OPERATIONS

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023	2022	$ Change	% Change

	CONSOLIDATED

Revenue	$525,883	$116,533	$409,350	351.3%

Cost of revenue	141,300	505,225	(363,925)	-72.0%

Gross profit (loss)	384,583	(388,692)	773,275	-198.9%

Operating expenses:
Salaries, wages and benefits	153,350	256,704	(103,354)	-40.3%
Share-based compensation	886,980	837,468	49,512	5.9%
Professional fees	452,134	201,056	251,078	124.9%
Advertising	15,730	34,855	(19,125)	-54.9%
Consulting	221,100	257,511	(36,411)	-14.1%
Rent	-	8,393	(8,393)	-100.0%
Service charges	12,144	9,480	2,664	28.1%
Depreciation and amortization	74,883	140,472	(65,589)	-46.7%
Loss on impairment	-	444,815	(444,815)	-100.0%
Other operating	108,231	367,954	(259,723)	-70.6%

Total operating expenses	1,924,552	2,558,708	(634,156)	-24.8%

Loss from operations	(1,539,969)	(2,947,400)	1,407,431	-47.8%

Other income (expense):
Interest expense	(53,418)	(214,104)	160,686	-75.1%
Change in fair value of derivative liabilities	-	1,778,100	(1,778,100)	-100.0%
Gain (loss) on settlement of debt, net	596,670	(2,060,123)	2,656,793	-129.0%

Total other income (expense), net	543,252	(496,127)	1,039,379	-209.5%

Net loss from continuing operations	(996,717)	(3,443,527)	2,446,810	-71.1%

Discontinued operations:
Loss from operations	(7,322,678)	(887,628)	(6,435,050)	725.0%

Net loss	(8,319,395)	(4,331,155)	(3,988,240)	92.1%

Net loss attributable to noncontrolling interest	3,075,525	372,803	2,702,722	725.0%

Net loss attributable to Vystar	$(5,243,870)	$(3,958,352)	$(1,285,518)	32.5%

Revenues

Consolidated revenues for the year ended December 31, 2023 and 2022 were $525,883 and $116,533, respectively, for an increase of $409,350 or 351.3%. The increase in revenues from operations was principally due to decreased allowances and shipping to distributors.

Consolidated gross profit (loss) for the year ended December 31, 2023 and 2022 was $384,583 and ($388,692), respectively, for an increase of $773,275 or 198.9%. Consolidated cost of revenue for year ended December 31, 2023 and 2022 was $141,300 and $505,225, respectively, a decrease of $363,925 or 72.0%. The increase in gross profit and decrease in cost of revenue was primarily due to decreased inventory and sales allowances. Our allowances are conservatively stated for our inventory valuation.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and consulting. The Company’s consolidated operating expenses was $1,924,552 and $2,558,708 for the year ended December 31, 2023 and 2022, respectively, for a decrease of $634,156 or 24.8%. The decrease in operating expenses was largely due to an impairment loss of $444,815 in 2022.

Other Income (Expense)

Other income (expense), net for the year ended December 31, 2023 and 2022 was $543,252 and ($496,127), respectively, for a decrease of $1,039,379 or 209.5%. Decreases in other expense in 2023 included a net gain on settlement of debt, net of $596,670 as compared to a loss on settlement of $2,060,123 in 2022, and a reduction of interest expense of $160,686 and change in fair value of derivative liabilities of $1,778,100.

Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2023 and 2022 was $7,322,678 and $887,628, respectively, for an increase of $6,435,050 or 725%. The increase was attributable to the final winding down of operations in 2023.

Net Loss

Net loss for the year ended December 31, 2023 and 2022 was $8,319,395 and $4,331,155, respectively, for an increase in net loss of $3,988,240 or 92.1%. Net loss in 2023 and 2022 includes net loss attributable to noncontrolling interest of $3,705,525 and $372,803, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2023, the Company had cash of $35,442 and a deficit in working capital of $5,422,880. For the year ended December 31, 2023, the Company had a net loss of $8,319,395 and an accumulated deficit of $60,612,738. For the year ended December 31, 2022, the Company had a net loss of $4,331,155 and the accumulated deficit amounted to $55,368,868. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $442,662 for the year ended December 31, 2023 as compared to $515,523 for the year ended December 31, 2022. During the year ended December 31, 2023, cash used in operations was primarily due to the net loss for the year of $8,319,395 net of non-cash related add-back of share-based compensation, depreciation, amortization, impairment loss and gain on settlement of debt, net.

The Company had cash flows provided by investing activities from discontinued operations of $592,483 during the year ended December 31, 2023 for sales of property and equipment. There were no investing activities during the year ended December 31, 2022.

Net cash used in financing activities was $235,066 during the year ended December 31, 2023, as compared to cash provided of $499,947 during the year ended December 31, 2022. During 2023, cash was provided from the proceeds of related party advances of $152,434 and used in discontinued operations of $387,500. During 2022, cash was provided from the proceeds of related party advances of $266,541 and issuance of preferred stock of $85,000.

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

There can be no assurances that we will be able to achieve projected levels of revenue in 2024 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2024, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Certain Relationships and Related Transactions

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2023, the Company expensed approximately $519,000 related to this employment agreement. As of December 31, 2023, the Company had a stock subscription payable balance of $952,593, or approximately 60,556,000 shares to be issued in the future, $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. During the year ended December 31, 2023, Mr . Rotman waived his right to unpaid salary of $34,921. Mr. Rotman’s Employment agreement was terminated upon his resignation on December 21, 2023.

Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2023, the Company expensed approximately $580,000 related to the consulting agreement. As of December 31, 2023, the Company had a stock subscription payable balance of $1,030,112, or approximately 72,612,000 shares to be issued in the future and $225,000 of consulting expenses in accounts payable.

Dr. Bryan Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2023, commissions of $1,950 were paid to Dr. Stone.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vystar Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vystar Corporation. (the “Company”) as of December 31, 2023 and 2022, and the related financial statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2023, the Company had cash of $35,442 and a deficit in working capital of approximately $5.4 million. Further, at December 31, 2023 the accumulated deficit amounted to approximately $61 million. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Macias Gini and O’Connell LLP

Walnut Creek, California

We have served as the Company’s auditor since 2020

September 6, 2024

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$35,442	$12,274
Accounts receivable, net	4,251	12,145
Inventories	43,821	91,724
Prepaid expenses and other	348,275	633,769
Assets of discontinued operations	60,213	3,026,971

Total current assets	492,002	3,776,883

Property and equipment, net	97,719	140,886

Other assets:
Intangible assets, net	122,655	154,371
Inventories, long-term	-	63,009
Assets of discontinued operations	-	7,503,970

Total other assets	122,655	7,721,350

Total assets	$712,376	$11,639,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,071,604	$1,361,483
Accrued expenses	450,438	684,147
Stock subscription payable	2,388,926	1,655,208
Shareholder, convertible and contingently convertible notes payable
and accrued interest - current maturities	356,472	336,263
Related party debt - current maturities	176,872	169,552
Unearned revenue	44,379	44,479
Related party advances	75,281	266,541
Liabilities of discontinued operations	1,350,910	2,328,589

Total current liabilities	5,914,882	6,846,262

Long-term liabilities:
Related party advances	343,694	-
Liabilities of discontinued operations	3,494,005	5,513,667

Total long-term liabilities	3,837,699	5,513,667

Total liabilities	9,752,581	12,359,929

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at December 31, 2023 and 2022 (liquidation preference of $179,000 and $170,000 at December 31, 2023 and 2022, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 370,969 issued and outstanding at December 31, 2023 and 2022, respectively (liquidation preference of $2,970,000 and $2,710,000 at December 31, 2023 and 2022, respectively)	37	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at December 31, 2023 and 2022, respectively (liquidation preference of $5,733,000 and $5,233,000 at December 31, 2023 and 2022, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 12,942,892 shares issued at December 31, 2023 and December 31, 2022 and 12,942,592 shares outstanding at December 31, 2023 and 2022	1,294	1,294
Additional paid-in capital	53,361,925	53,361,925
Accumulated deficit	(60,612,738)	(55,368,868)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,249,319)	(2,005,449)

Noncontrolling interest	(1,790,886)	1,284,639

Total stockholders’ deficit	(9,040,205)	(720,810)

Total liabilities and stockholders’ deficit	$712,376	$11,639,119

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Revenue	$525,883	$116,533

Cost of revenue	141,300	505,225

Gross profit (loss)	384,583	(388,692)

Operating expenses:
Salaries, wages and benefits	153,350	256,704
Share-based compensation	886,980	837,468
Professional fees	452,134	201,056
Advertising	15,730	34,855
Consulting	221,100	257,511
Rent	-	8,393
Service charges	12,144	9,480
Depreciation and amortization	74,883	140,472
Loss on impairment	-	444,815
Other operating	108,231	367,954

Total operating expenses	1,924,552	2,558,708

Loss from operations	(1,539,969)	(2,947,400)

Other income (expense):
Interest expense	(53,418)	(214,104)
Change in fair value of derivative liabilities	-	1,778,100
Gain (loss) on settlement of debt, net	596,670	(2,060,123)

Total other income (expense), net	543,252	(496,127)

Net loss from continuing operations	(996,717)	(3,443,527)

Discontinued operations:
Loss from operations	(7,322,678)	(887,628)

Net loss	(8,319,395)	(4,331,155)

Net loss attributable to noncontrolling interest	3,075,525	372,803

Net loss attributable to Vystar	$(5,243,870)	$(3,958,352)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.08)	$(0.27)
Net loss from discontinued operations	$(0.57)	$(0.07)
Net loss attributable to noncontrolling interest	$(0.24)	$(0.03)
Net loss attributable to common shareholders	$(0.41)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	12,942,592	12,942,605

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Attributable to Vystar
	Number of		Number of		Number of		Number of		Additional		Number of		Total Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2021	8,698	$1	-	$-	-	$-	12,942,792	$1,294	$43,851,510	$(51,410,516)	(300)	$(30)	$(7,557,741)	$1,657,442	$(5,900,299)

Share-based compensation - options									11,072				11,072		11,072

Retirement of common stock							(200)						-		-

Preferred stock issued for services			73,428	7	291,188	29			1,595,211				1,595,247		1,595,247

Preferred stock issued for cash					32,566	3			84,997				85,000		85,000

Preferred stock issued for settlement of accounts payable			127,857	13					511,415				511,428		511,428

Preferred stock issued for settlement of shareholder notes payable			152,755	15					893,602				893,617		893,617

Preferred stock issued for settlement of related party notes payable					1,594,219	160			6,346,404				6,346,564		6,346,564

Preferred stock issued for settlement of stock payable			16,929	2					67,714				67,716		67,716

Net loss	-	-	-	-	-	-	-	-	-	(3,958,352)	-	-	(3,958,352)	(372,803)	(4,331,155)

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(5,243,870)	-	-	(5,243,870)	(3,075,525)	(8,319,395)

Ending balance December 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(60,612,738)	(300)	$(30)	$(7,249,319)	$(1,790,886)	$(9,040,205)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,319,395)	$(4,331,155)
Adjustments to reconcile net loss to net cash used in continuing operations:
Share-based compensation	886,980	837,468
Depreciation	62,169	178,714
Bad debts	19,488	26,080
Amortization of intangible assets	31,716	345,249
Noncash lease expense	285,901	267,009
Amortization of debt discount	-	27,083
Impairment loss	5,346,657	1,835,424
Change in fair value of derivative liabilities	-	(1,778,100)
(Gain) loss on settlement of debt, net	(947,794)	2,008,267
(Gain) loss on sale of property and equipment	(226,776)	22,080
(Increase) decrease in assets:
Accounts receivable	(7,096)	420
Inventories	110,912	363,760
Prepaid expenses and other	(47,018)	76,545
Assets of discontinued operations	2,859,121	2,341,200
Increase (decrease) in liabilities:
Accounts payable	103,570	301,356
Accrued expenses and interest payable	(36,652)	289,374
Unearned revenue	(100)	(34,889)
Liabilities of discontinued operations	(564,345)	(3,291,408)

Net cash used in operating activities	(442,662)	(515,523)

Cash flows from investing activities:
Cash flows from discontinued operations	592,483	-

Cash flows from financing activities:
Proceeds from related party advances	152,434	266,541
Proceeds from issuance of preferred stock	-	85,000
Cash flows from discontinued operations, net	(387,500)	148,406

Net cash provided by (used in) financing activities	(235,066)	499,947

Net decrease in cash	(85,245)	(15,576)

Cash - beginning of year	135,599	151,175

Cash - end of year	50,354	135,599
Less: cash of discontinued operations	14,912	123,325

Cash of continuing operations - end of year	$35,442	$12,274

Cash paid during the year for:
Interest	$25,890	$10,874

Non-cash transactions:
Rotmans lease liabilities reduction from lease modification	$849,534	$-
Prepaid expenses with preferred stock	-	866,630
Preferred stock issued for settlement of related party payable	-	270,000
Preferred stock issued for settlement of debt and accrued interest	-	893,617
Preferred stock issued for settlement of related party debt and accrued interest	-	6,346,564
Preferred stock issued for stock subscription payable	-	67,716
Preferred stock issued for settlement of vendor payables	-	866,401
Rotmans vendor payables paid directly by related party	-	100,000
Rotmans lease liabilities arising from obtaining right-of-use assets	-	325,471

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

All activities of Rotmans have been included in discontinued operations. Additional disclosure can be found in Note 16. Other references to Rotmans in the accompanying notes, excluding Note 16, are for informational purposes only.

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

Discontinued Operations

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with Rotmans are reported in discontinued operations in the accompanying consolidated financial statements. See Note 16 for further details.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2023 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2023.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2023, Vystar has recorded an allowance for doubtful accounts of $5,450. An allowance for doubtful accounts was not needed at December 31, 2022.

On May 29, 2020, Rotmans entered into a sale promotion consulting agreement with a national furniture sales event company. Under the agreement, Rotmans appointed the third-party as its exclusive agent to assist with a high-impact sale. The agreement was amended numerous times and ended in December 2022. The agent had a senior first priority security interest and lien on Rotmans inventories and other assets until all obligations and liabilities were satisfied. At the conclusion of the agreement, the remaining inventories were transferred to the agent. As of December 31, 2022, a receivable is due from the agent for the inventories in the amount of $1,309,587 and is included in assets of discontinued operations in the accompanying consolidated balance sheet. All amounts relating to the agreement were received during the year ended December 31, 2023.

Other Receivables

Rotmans terminated its agreement with a supplier in 2021 for consideration of $100,000. As of December 31, 2023 and 2022, funds due from this termination totaled $33,334 and $66,667, respectively.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, Rotmans recognized and filed for refunds of employee retention credits totaling approximately $771,000 during the year ended December 31, 2021. Outstanding refunds of approximately $618,000 were received in 2023.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of mattresses, RxAir purifier units, foam toppers and pillows and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. Vystar evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Inventories consist of the following:

	2023	2022

Finished goods	$559,821	$1,444,330

Obsolescence reserve	(516,000)	(1,289,597)

Total inventories	$43,821	$154,733

During the fourth quarter of fiscal 2023, the Company adjusted its RxAir inventory and related obsolescence reserve for a settlement in which the vendor retained ownership of the inventory in lieu of payment.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2023 and 2022, the net balance of property and equipment for Vystar is $97,719 and $140,886, respectively, with accumulated depreciation of $244,684 and $201,517, respectively.

As of December 31, 2023, the remaining property and equipment is considered worthless for Rotmans and an impairment loss of $105,711 is included in discontinued operations operating expenses. As of December 31, 2022, the net balance of property and equipment for Rotmans is $490,420, with accumulated depreciation of $114,041.

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

During the year ended December 31, 2022, Rotmans recognized an impairment charge of $1,390,609 related to the closing of the showroom and abandonment of customer relationships, tradename and brand, and marketing related intangibles.

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

Vystar applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, Vystar has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, as of December 31, 2023, the Company has classified all conversion features as derivative liabilities and has estimated the fair value of these embedded conversion features using a Monte Carlo simulation model.

Unearned Revenue

Unearned revenue consists of customer advance payments, deposits on sales of undelivered merchandise and deferred warranty revenue on self-insured stain protection warranty coverage.

Changes to unearned revenue during the years ended December 31, 2023 and 2022 are summarized as follows:

	2023	2022

Balance, beginning of the year	$44,479	$79,368

Customer deposits received	-	1,042

Revenue earned	(100)	(35,931)

Balance, end of the year	$44,379	$44,479

Loss Per Share

The Company presents basic and diluted loss per share and is reported separately for continuing operations and discontinued operations. Because the Company reported a net loss for 2023 and 2022, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 42,000 and 265,267 shares of common stock for 2023 and 2022, respectively, as their effect would be anti-dilutive. Warrants to purchase 21,520 and 37,266 shares of common stock for 2023 and 2022, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 26,243,246 and 23,952,603 shares of common stock for 2023 and 2022, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 11,644,238 and 4,081,316 shares of common stock for 2023 and 2022, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2023 and 2022, reserves for Vystar estimated sales returns totaled $14,000 and $415,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third-party carriers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the year ended December 31, 2023, Vystar’s research and development costs were approximately $100,000. These costs were not significant in 2022.

Advertising Costs

Advertising costs, which include digital and other media advertising, are expensed upon first showing. Vystar costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $16,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively.

Rotmans costs included in discontinued operations were approximately $67,000 and $1,212,000 for the years ended December 31, 2023 and 2022, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2023 and 2022.

Vystar and Rotmans remain subject to income tax examinations from Federal and state taxing jurisdictions for 2020 through 2023.

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

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new ASU requires public entities to disclose more information about their reportable segments. The new guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments. It requires more frequent disclosures than in the past, including in interim financial statements in addition to annual ones. It also requires that prior comparative financial statements be recast to conform with the new information. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, Vystar has incurred significant losses and experienced negative cash flow since inception. At December 31, 2023, the Company had cash of $35,442 and a deficit in working capital of approximately $5.4 million. Further, at December 31, 2023 the accumulated deficit amounted to approximately $61 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to Vystar’s future success. Because of this history of losses and financial condition, there is substantial doubt about Vystar’s ability to continue as a going concern.

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

There can be no assurances Vystar will be able to achieve projected levels of revenue in 2024 and beyond. If Vystar is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, Vystar would need to significantly curtail or reorient operations during 2024, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require Vystar to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should Vystar be forced to take any such actions.

Vystar’s future expenditures will depend on numerous factors, including: the rate at which the Company can introduce RxAir air purification units and license Vytex NRL raw materials to manufacturers, and subsequently retailers; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of Vystar’s products, services and competing technological developments; acquire new customers and maintain a strong brand; and broader economic factors such as interest rates and changes in customer spending patterns. As Vystar expands its activities and operations, cash requirements are expected to increase at a rate consistent with revenue growth after Vystar has achieved sustained revenue generation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2023		2022
	Vystar	Rotmans	Vystar	Rotmans

Furniture, fixtures and equipment	$3,831	$-	$3,831	$55,574
Tooling and testing equipment	338,572	-	338,572	-
Parking lots	-	-	-	365,707
Leasehold improvements	-	-	-	134,014
Motor vehicles	-	-	-	49,166

	342,403	-	342,403	604,461
Accumulated depreciation	(244,684)	-	(201,517)	(114,041)

Property and equipment, net	$97,719	$-	$140,886	$490,420

Depreciation expense for the years ended December 31, 2023 and 2022 was $62,169 and $178,714, respectively, of which $19,002 and $135,158 is included in net loss from discontinued operations in 2023 and 2022, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
			Period
	2023	2022	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(273,701)	(241,985)

Intangible assets, net	113,583	145,299
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$122,655	$154,371

Amortization expense for the years ended December 31, 2023 and 2022 was $31,716 and $345,249, respectively, of which $248,333 is included in net loss from discontinued operations in 2022.

During the year ended December 31, 2022, Vystar recognized an impairment charge of $297,723 related to its UV Flu intangibles. During the year ended December 31, 2022, Rotmans recognized an impairment charge of $1,390,609 related to its store closing in December 2022. The charge is included in net loss from discontinued operations.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2024	$31,716
2025	24,652
2026	16,032
2027	16,032
2028	13,232
Thereafter	11,919

Total	$113,583

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and have monthly base rents which range from $800 to $84,000.

With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at December 31, 2023. With the decision to forego future subleasing of the Rotmans facility in December 2023, and subsequent departure from the facility in late January 2024, an impairment loss of $5,240,946 was recognized in 2023 for its right-of use asset. Rotmans was not formally relieved of its lease obligations totaling approximately $4,216,000 as of December 31, 2023.

In connection with the store closing in 2022, Rotmans has recorded an impairment loss on the right-of-use assets totaling approximately $666,000 during the year ended December 31, 2022.

The table below presents the lease costs for years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

Operating lease cost	$630,858	$1,155,451

Finance lease cost:

Amortization of right-of-use assets	-	143,937
Interest on lease liabilities	-	28,408

Total lease cost	$630,858	$1,327,796

During the year ended December 31, 2023, the Company leased its facility under various agreements and recognized sublease income of approximately $185,000. The subleases were terminated in December 2023. During the year ended December 31, 2022, the Company subleased equipment and recognized sublease income of approximately $137,000. Sublease income is included in net loss from discontinued operations in 2023 and 2022.

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

The following table presents other information related to the Rotmans leases:

	Year Ended December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$942,084	$1,054,698
Financing cash flows used for financing leases	-	165,502

Assets obtained in exchange for operating lease liabilities	-	320,732

Assets obtained in exchange for finance lease liabilities	-	4,739

Weighted average remaining lease term:
Operating leases	4.8 years	7.8 years
Finance leases	-	3.4 years

Weighted average discount rate:
Operating leases	7.15%	5.61%
Finance leases	-	5.16%

The future minimum lease payments required under Rotmans operating lease obligations as of December 31, 2023 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Operating Leases

2024	$1,228,000
2025	1,001,000
2026	1,001,000
2027	1,001,000
2028	1,001,000

Total undiscounted lease liabilities	5,232,000
Less: imputed interest	(795,995)

Net lease liabilities	$4,436,005

As of December 31, 2023, Rotmans or Vystar does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2023	2022

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	46,972	26,763

	356,472	336,263

Less: current maturities	(356,472)	(336,263)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022 at a gain of approximately $98,000. Vystar issued 53,822 shares of its Series B Preferred Stock in July 2022 to complete the settlement. The remaining note of $19,500 is in default at December 31, 2023 and 2022.

During the year ended December 31, 2019, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $613,700. The face amount of the note represents the amount due at maturity along with the accrued interest at an annual rate of five percent (5%). The notes mature one year from issuance but may be extended one (1) additional year by Vystar. The face amount can be converted into shares of Vystar’s stock, at the option of the Company, based on the average closing price for the trailing 20 days prior to conversion and carrying a 35% to 50% discount. These notes can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. All of these notes were in default and settled in April 2022 at a gain of approximately $142,000. Vystar issued 98,933 shares of its Series B Preferred Stock in July 2022 to complete the settlement.

During the year ended December 31, 2021, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. The notes were extended by Vystar for an additional year. In the event that the spin-off of RxAir does not occur within 2024, Vystar will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes were outstanding as of December 31, 2023 and 2022. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs.

With the debt settlements beginning in April 2022, the value of the embedded conversion features on the one remaining note was de minimis at December 31, 2023 and 2022.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2023	2022

Rotman Family convertible notes	$5,000	$5,000
Rotman Family nonconvertible notes	140,000	140,000
Accrued interest	31,872	24,552

	176,872	169,552
Less: current maturities	(176,872)	(169,552)

	$-	$-

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

On December 19, 2019, Vystar issued a contingently convertible promissory note totaling $100,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. The note was extended to mature two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 42,225 shares of Series C Preferred Stock.

On February 20, 2020, Vystar issued a contingently convertible promissory note totaling $50,000 to Steven Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The note can be converted only after an acceleration event which involves a symbol change, uplisting, or reverse stock split and such conversion is in the control of Vystar. The note matures two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 20,913 shares of Series C Preferred Stock.

On June 3, 2021, Vystar issued a contingently convertible promissory note totaling $130,030 to Gregory Rotman. The face amount of the note represents the amount due at maturity along with the accrued interest at 5%. The amount can be converted into shares of Vystar’s stock, at the holder’s option, based on the average closing price for the trailing 20 days prior to conversion and carrying 50% discount or $1.65 per share whichever is lower. The holder may elect to accelerate conversion in the event of a spin-out or reverse split. The note matures two years from issuance. This note was settled by Vystar in July 2022 with the issuance of 51,896 shares of Series C Preferred Stock.

On August 17, 2021, Vystar issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2023, Vystar will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $5,000 at December 31, 2023 and 2022.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	December 31,	December 31,
	Issue Date	Amount	2023	2022
Jamie Rotman 5% note due August 2024	08/17/21	$5,000	$5,664	$5,344

Rotman Family Nonconvertible Notes

In connection with the acquisition of 58% of Rotmans, Steven and Bernard Rotman were issued related party notes payable in the amounts of $367,500 and $140,000, respectively. The notes bear interest at an annual rate of five percent (5%). Steven Rotman’s note matures eight years from issuance and Bernard Rotman’s note matures four years from issuance. Payments of $3,828 and $2,917 to Steven and Bernard Rotman, respectively, per month were scheduled to begin six months from issuance until maturity in December 2027 and 2023, respectively. Steven Rotman’s note was settled by Vystar in July with the issuance of 158,112 shares of Series C Preferred Stock. The balance of Bernard Rotman’s note including accrued interest is approximately $171,000 and $164,000 at December 31, 2023 and 2022, respectively.

During 2020, Steven Rotman advanced Vystar funds totaling $1,048,000. In December 2020, Vystar formalized the advances and issued a promissory note to Steven Rotman. The note bears interest at an annual rate of five percent (5%) and was due one year from issuance. The maturity date was extended to December 2022 at the end of 2021. The face amount of the note represents the amount due at maturity along with accrued interest. Vystar settled this note in July 2022 with the issuance of 427,296 shares of Series C Preferred Stock.

During 2021, Steven Rotman advanced Vystar funds totaling $398,009. Vystar formalized the advances and issued promissory notes to Steven Rotman. The notes bear interest at an annual rate of five percent (5%) and are due no later than two years from the issuance date. The face amount of the notes represents the amount due at maturity along with accrued interest. Vystar settled these notes in July 2022 with the issuance of 158,908 shares of Series C Preferred Stock.

The following table summarizes the Rotman Family Nonconvertible Notes:

			Carrying Amount
		Principal	December 31,	December 31,
	Issue Date	Amount	2023	2022
Bernard Rotman 5% note due July 2023	07/18/19	$140,000	$171,208	$164,208

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bears interest at an annual rate of six percent (6%) and required weekly payments of $12,500 until the note and interest have been paid. Rotmans also granted Blue Oar a security interest in its inventory. The note principal was paid in full in April 2023. Accrued interest of approximately $23,000 was waived by Blue Oar in December 2023. As of December 31, 2022, the balance of the note payable including accrued interest is approximately $407,000, respectively, and is included in liabilities from discontinued operations in the accompanying consolidated balance sheet.

NOTE 8 -	DERIVATIVE LIABILITIES

As of December 31, 2023 and 2022 Vystar did not have a derivative liability balance on the consolidated balance sheet as the liability was consider de minimis. Vystar recorded a gain from change in fair value of derivative liabilities of $1,778,100 for the year ended December 31, 2022 upon settlement of convertible notes payable. Vystar analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. Vystar has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, Vystar has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of December 31, 2023 and 2022, the liquidation preference totals approximately $179,000 and $170,000, respectively.

As of December 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $92,000 and could be converted into 34,993 shares of common stock, at the option of the holder.

As of December 31, 2022, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $83,000 and could be converted into 33,292 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of December 31, 2023 and 2022, the liquidation preference totals approximately $2,970,000 and $2,710,000, respectively.

As of December 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $373,000, and could be converted into 4,242,259 shares of common stock, at the option of the holder.

As of December 31, 2022, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $108,000 and could be converted into 3,864,261 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of December 31, 2023 and 2022, the liquidation preference totals approximately $5,733,000 and $5,233,000, respectively.

As of December 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $727,000 and could be converted into 21,965,994 shares of common stock, at the option of the holder.

As of December 31, 2022, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $325,000 and could be converted into 20,425,550 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the year ended December 31, 2022, the Company retired 200 shares of previously issued common stock.

Included in stock subscription payable at December 31, 2023 and 2022, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At December 31, 2023 and December 31, 2022, Vystar recorded a liability of $2,388,926 and $1,655,208, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the year ended December 31, 2023 and 2022:

	Amount	Shares

Balance, January 1, 2022	$1,247,549	605,058
Additions, net	659,647	1,552,386
Issuances, net	(251,988)	(25,568)

Balance, December 31, 2022	1,655,208	2,131,876
Additions, net	733,718	131,198,696
Issuances, net	-	-

Balance, December 31, 2023	$2,388,926	133,330,572

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	2023		2022
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales

Air Purification Units	$474,735	90.3	$74,105	63.6
Mattresses and Toppers	39,696	7.5	26,607	22.8
Royalties and other	11,452	2.2	15,821	13.6
	$525,883	100.0	$116,533	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, Vystar recorded $886,980 and $837,468 of stock-based compensation for the years ended December 31, 2023 and 2022, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $2,118,926 and $1,385,208 at December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2023, there were no share-based compensation expense related to employee and board members’ stock options. In total for the year ended December 31, 2022, Vystar recorded $11,072 of share-based compensation expense related to employee and board members’ stock options. There is no unrecognized compensation expense as of December 31, 2023 and 2022.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2023, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of December 31, 2023. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of December 31, 2023. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2023 and 2022, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of Vystar for the years ended December 31, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2021	271,750	$19.45	1.53

Granted	-	-	-

Cancelled	(5,000)	$11.00	-

Forfeited	(1,483)	$41.40	-

Outstanding, December 31, 2022	265,267	$19.54	0.51

Granted	-	-	-

Exercised	-	-	-

Forfeited	(223,267)	$21.87	-

Outstanding, December 31, 2023	42,000	$7.17	2.15

Exercisable, December 31, 2023	42,000	$7.17	2.15

Exercisable, December 31, 2022	265,267	$19.54	0.51

As of December 31, 2023 and 2022, there was no aggregate intrinsic value on the outstanding options. The aggregate intrinsic value will change based on the fair market value of Vystar’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion, and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents Vystar’s warrant activity for the years ended December 31, 2023 and 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2021	101,743	-	$8.19	2.36

Granted	-	-	-	-

Cancelled	(52,033)	-	$10.96	-

Forfeited	(12,444)	-	$19.65	-

Expired	-	-	-	-

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	(15,746)	-	$24.94	-

Expired	-	-	-	-

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Exercisable, December 31, 2023	21,520	-	$6.57	1.10

Exercisable, December 31, 2022	37,266	-	$7.57	1.31

NOTE 12 - RELATED PARTY TRANSACTIONS

Officers and Directors

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2023 and 2022, Vystar and Rotmans expensed approximately $519,000 and $417,000, respectively, related to this employment agreement. In addition, Vystar issued 1,330,066 shares of Series C Preferred Stock for the settlement of debt totaling $3,552,321. A loss of $1,900,950 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2023 and 2022, Vystar had a stock subscription payable balance of $952,593 and $519,084, respectively, or approximately 60,556,000 and 853,000 shares, respectively, to be issued in the future and $243,155 and $183,155, respectively, of reimbursable expenses payable and $81,482 and $116,403, respectively, of unpaid salary. During the year ended December 31, 2023, Mr . Rotman waived his right to unpaid salary of $34,921. Mr. Rotman’s Employment agreement was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2023 and 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2023 and 2022, Vystar expensed approximately $580,000 and $459,000, respectively, related to the consulting agreement. In addition, Vystar issued 221,385 shares of Series C Preferred Stock for the settlement of debt and payables totaling $702,161. A loss of $313,340 was recognized on the issuance and is included in other expenses for 2022. As of December 31, 2023 and 2022, Vystar had a stock subscription payable balance of $1,030,112 and $629,903, respectively, or approximately 72,612,000 and 1,049,000 shares, respectively. As of December 31, 2023, Vystar also had a liability of $225,000 for consulting expenses in accounts payable.

Related Party Advances

As of December 31, 2023 and 2022, Gregory Rotman advanced Vystar funds totaling $343,694 and $242,454, respectively. The advances are due on July 1, 2025. The Company formalized the borrowing in a promissory note agreement dated June 1, 2024. See Note 17 for further information.

As of December 31, 2023 and 2022, Steven Rotman advanced Vystar funds totaling $75,281 and $24,087, respectively. The advances are due on demand as repayment terms have not yet been finalized.

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

Bryan Stone

In May of 2019, Vystar acquired the assets of Fluid Energy Conversion, Inc. (“FEC”) for 25,000 shares of common stock. FEC is owned by Dr. Bryan Stone, one of Vystar’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases. Vystar entered into a settlement in July 2022 for the subscription stock payable of $103,750 and issued 16,929 shares of Series B Preferred Stock in lieu of common stock. A gain of $36,034 was realized on the settlement during the year ended December 31, 2022 and is included in other expenses for 2022.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2023, commissions of $1,950 were paid to Dr. Stone.

Designcenters.com

This entity is owned by Jamie Rotman, who is the daughter of the Company’s CEO, Steven Rotman, and President of the Company effective December 21, 2023 . Designcenters.com (“Design”) provided bookkeeping and management services to the Company through July 2019. In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2023, the Company had a stock subscription payable balance of approximately $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

NOTE 13 - COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There was one employment agreement in place with the CEO, Steven Rotman prior to his resignation in December 2023. See compensation terms in Note 12.

During the year ended December 31, 2023 and 2022, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On October 27, 2023, the Court held oral argument on the issues addressed in the supplemental briefing. On November 27, 2023, the Court issued its order resolving the case in Vystar’s favor. The Court held while EMA breached the terms of the underlying promissory note by virtue of the manner of its conversions, such breach was not material. The Court thereafter held the balance of the note was paid in full by Vystar. Based upon the decision in favor of Vystar, the Court granted Vystar’s request for legal fees, and requested a briefing on the same. Vystar subsequently submitted a motion for legal and expert fees in the amount of approximately $638,000 supported by the relevant paperwork. The parties await the Court’s decision.

On December 24, 2023, EMA filed a motion for reconsideration, arguing the Court failed to properly read the underlying note that, in EMA’s belief, allowed it to effectuate the two post default conversions at issue in the case. After the matter was fully briefed by the parties, on May 16, 2024, the Court held oral argument. On the same date after argument the Court granted EMA the procedural right for reconsideration, and thereafter denied the substantive portion of its motion. The November 27, 2023, decision stands.

On December 27, 2023, EMA filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The appeal targets each section of the prior decisions that fell against EMA. Vystar has until June 14, 2024, to file its notice of appeal with the same appellate court. The appeal, if filed, will target the relevant and material decisions issued by the Court against Vystar.

On June 13, 2024, Vystar has timely filed its notice of cross-appeal. EMA is required to file its submissions on September 20, 2024, and Vystar thereafter has sixty days to file its opposition and cross-appeal. Thereafter the parties will submit final submissions for the appellate court to consider.

On August 5, 2024, the District Court denied, without prejudice to renew, the motion for attorneys’ fees, ruling that such is premature based upon the pending appeal and cross-appeal.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which Vystar and Rotmans derive at least 10% of its revenue and cost of revenue, respectively.

During the year ended December 31, 2023, Vystar made approximately 18% of its sales to one major customer. There was no balance due from the customer at December 31, 2023.

During the year ended December 31, 2023, there were no major vendors. During the year ended December 31, 2022, Vystar and Rotmans made approximately 11% of its purchases from one major vendor. There was no balance owed at December 31, 2022.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	December 31,
	2023	2022

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022

NOL carryforwards	$8,000,000	$8,300,000

Less valuation allowance	(8,000,000)	(8,300,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, Vystar has a net operating loss carryforward of approximately $38,000,000 as of December 31, 2023, of which approximately $18,400,000 expires beginning in 2024 and $19,600,000 which can be carried forward indefinitely. For state income tax purposes, Vystar has a net operating loss carryforward of approximately $18,400,000 and $19,300,000 as of December 31, 2023 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of December 31, 2023, Rotmans has a net operating loss carryforward of approximately $6,000,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $4,200,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $5,000,000 which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 16 - DISCONTINUED OPERATIONS

At the completion of its Going Out of Business sale, Rotmans closed its showroom on December 14, 2022. The results of operations are reported as discontinued operations in 2023 and 2022. The assets and liabilities have been reported in the consolidated balance sheets as assets and liabilities of discontinued operations.

The loss from discontinued operations are as follows:

	2023	2022

Revenue	$157,479	$20,221,291

Cost of revenue	104,210	8,391,180

Gross profit	53,269	11,830,111

Operating expenses:
Salaries, wages and benefits	607,286	3,118,238
Agent fees	-	2,894,478
Professional fees	226,619	291,579
Advertising	67,144	1,212,426
Consulting	-	3,500
Rent	974,881	746,321
Service charges	21,818	557,923
Depreciation and amortization	19,002	383,491
Loss on impairment	5,346,657	1,390,609
Other operating	787,176	1,897,927

Total operating expenses	8,050,583	12,496,492

Loss from operations	(7,997,314)	(666,381)

Other income (expense):
Interest expense	(314,704)	(389,667)
Gain (loss) on settlement of debt, net	564,067	51,856
Other income, net	425,273	116,564

Total other income (expense), net	674,636	(221,247)

Net loss from discontinued operations	$(7,322,678)	$(887,628)

Details of the balance sheet items for discontinued operations are as follows:

	2023	2022

Current assets:
Cash	$14,912	$123,325
Accounts receivable	33,334	1,853,972
Other receivables	-	684,775
Inventories	-	76,379
Prepaid expenses and other	11,967	288,520

Total current assets	$60,213	$3,026,971

Non-current assets:
Property and equipment, net	$-	$490,420
Operating lease right-of-use assets, net	-	7,008,276
Other assets	-	5,274

Total non-current assets	$-	$7,503,970

Current liabilities:
Accounts payable	$346,924	$339,426
Accrued expenses	-	726,410
Security deposits	61,986	-
Operating lease liabilities - current maturities	942,000	737,000
Finance lease liabilities - current maturities	-	119,000
Related party debt - current maturities	-	406,753

Total current liabilities	$1,350,910	$2,328,589

Non-current liabilities:
Operating lease liabilities, net of current maturities	$3,494,005	$5,189,140
Finance lease liabilities, net of current maturities	-	324,527

Total non-current liabilities	$3,494,005	$5,513,667

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	2023	2022

Depreciation	$19,002	$135,158
Bad debts	4,498	16,514
Amortization of intangible assets	-	248,333
Noncash lease expense	285,901	267,009
Impairment loss	5,346,657	1,390,609
(Gain) loss on settlement of debt, net	(564,067)	(51,855)
(Gain) loss on sale of property and equipment	(226,776)	22,080

NOTE 17 - SUBSEQUENT EVENTS

On January 4, 2024, 34,838 shares of Convertible Preferred Stock Series B were converted into 348,380 shares of common stock. Undeclared cumulative dividends of approximately $35,000 remain outstanding and have not yet been converted.

In late January 2024, the Company vacated its former showroom, offices and warehouse facility. The operating right-of-use asset was fully impaired at December 31, 2023 and the related loss of $5,240,946 was included in the operating expenses of the discontinued operations. The liability for the right-of-use asset of approximately $4,200,000 remains as the Company has not been formally discharged of the debt.

On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon a termination without cause (as defined) and a 24 month change in control severance. Ms. Rotman was appointed as President of the Company effective December 21, 2023.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar. The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $343,694 through December 31, 2023 are rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. The maturity date can be extended for six months to January 1, 2026 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee ($75,000 if not paid in full with common shares). In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2023 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2024 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2023. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr., PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	44	2017

Jamie Rotman	Jamie Rotman was elected Chief Executive Officer and a Director of Vystar Corporation on December 21, 2023. She previously served as Vystar’s consulting controller from 2018 to 2019 and was actively involved in implementing its online sales program, along with bringing in distributors for RxAir. She recently worked at M. Pope & Co. as a Sales Associate and E-commerce Manager. She worked at Rotmans Furniture as their Efficiency Expert for many years. Ms. Rotman received her BA in Psychology from Northeastern University, and her Master of Business Administration degree from Clark University.	56	2023

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, California, and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	56	2017

Byron L. Novosad, DDS	Byron L. Novosad, DDS was appointed to the Board on January 25, 2021. Dr Novosad received a BA in Chemistry from Baylor University and graduated from the University of Texas Dental School in Houston and later received his Certificate in Periodontics in 1982. Dr. Novosad brings experience to the Board in the medical and health care field, and served previously as a consultant to UV Flu Technologies from 2011 to 2015 and a consultant to Vystar Corporation from 2013 to 2015. He has operated a private periodontal practice in the Houston, Texas area for 30 years and has been a Clinical Assistant Professor of Periodontics at the Periodontic Graduate Clinic for the University of Texas Dental branch in Houston since 2007. He was on the Advisory Board of Wharton County Jr. College School of Dental Hygiene for 37 years.	68	2021

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

Meetings of the Board and Committees

During fiscal year 2023, our Board held one meeting, and its Audit Committee held one meeting. Each director attended the meeting in fiscal year 2023. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2023 and 2022.

Name and Principal Position	Salary	Option Awards(1)	Total
Steven Rotman – 2023	$185,000	$-	$185,000
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2022	$185,000	$236,150	$421,150
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2023 and 2022 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2023 and 2022 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2023.

	Fees Earned	Stock
	or Paid in	Awards	Option	Total
Name	Cash ($)	($)	Awards ($)	($)
Joseph C. Allegra, Jr., PhD	-	-	-	-
Bryan Stone, M.D.	1,950	-	-	1,950
Byron L. Novosad, DDS	-	-	-	-

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2023 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2023, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Jamie Rotman
Worcester, MA	59,813	0.462%

Bryan Stone, M.D.
Palm Springs, CA	209,663	1.620%

Joseph Carmen Allegra, Jr., PhD
Atlanta, GA	10,000	0.077%

Byron L. Novosad, DDS
Houston, TX	6,667	0.052%

All Directors and Executive Officers as a Group	286,143	2.211%

Total Shares Outstanding	12,942,592

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2023 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2023:

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

Transactions with Related Persons

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he is to be paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2023, the Vystar and Rotmans expensed approximately $519,000 related to this employment agreement. As of December 31, 2023, the Company had a stock subscription payable balance of $952,593, or approximately 60,556,000 shares to be issued in the future, $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. During the year ended December 31, 2023, Mr . Rotman waived his right to unpaid salary of $34,921. Mr. Rotman’s Employment agreement was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2023 and 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

At December 31, 2023, Steven Rotman is owed $75,281 for cumulative working capital advances. The advances are due on demand as repayment terms have not yet been finalized.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2023, Vystar expensed approximately $580,000 related to the consulting agreement. As of December 31, 2023, Vystar had a stock subscription payable balance of $1,030,112, or approximately 72,612,000 shares.

At December 31, 2023, Gregory Rotman is owed $343,694 for cumulative working capital advances. The advances are due on July 1, 2025. The Company formalized the borrowing in a promissory note agreement dated June 1, 2024. See Note 17 for further information.

Blue Oar advanced Rotmans $500,000 and paid expenses totaling $100,000 on their behalf in 2022. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%). Rotmans paid the outstanding principal balance of $387,500 in 2023 and the related accrued interest of $22,518 was waived by Blue Oar in December 2023.

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

During fiscal year 2023 and 2022, we retained the firm of Macias Gini & O’Connell (“MGO”) to provide audit services. Below is a table of fees incurred in the following categories and amounts:

Fee Category	2023($)	2022($)
Audit Fees	125,000	190,000
Audit-Related Fees	—	—-
Tax Fees	—	—
All Other Fees	—	—
Total	125,000	190,000

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

All services related to audit fees provided by MGO during fiscal year 2023 and 2022 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2023.

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

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2023, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the SEC.

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

VYSTAR CORPORATION

Date: September 6, 2024	By:	/s/ Jamie Rotman
Jamie Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 6, 2024.

Signature	Title

/s/ Jamie Rotman	President, Chief Executive Officer, and Chief Financial Officer
Jamie Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

/s/ Byron Novosad	Director
Byron Novosad, DDS

