Form 10-Q
period 2024-03-31
Vystar Corp
filed 2024-10-21
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of October 21, 2024

Common Stock, $0.0001 par value per share	13,290,972 shares

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2023. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other crucial factors, including those set forth in Item 1A - “Risk Factors” of our Form 10-K for the year ended December 31, 2023 may cause actual results to differ materially from those indicated by our forward-looking statements.

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$11,768	$35,442
Accounts receivable	29,736	4,251
Inventories	83,286	43,821
Prepaid expenses and other	303,528	348,275
Assets of discontinued operations	14,930	60,213

Total current assets	443,248	492,002

Property and equipment, net	87,021	97,719

Other assets:
Intangible assets, net	114,726	122,655

Total assets	$644,995	$712,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,170,550	$1,071,604
Accrued expenses	461,849	450,438
Stock subscription payable	2,581,379	2,388,926
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	362,662	356,472
Related party debt - current maturities	178,722	176,872
Unearned revenue	44,379	44,379
Related party advances	77,460	75,281
Liabilities of discontinued operations	1,523,018	1,350,910

Total current liabilities	6,400,019	5,914,882

Long-term liabilities:
Related party advances	353,894	343,694
Liabilities of discontinued operations	3,306,005	3,494,005

Total long-term liabilities	3,659,899	3,837,699

Total liabilities	10,059,918	9,752,581

Stockholders’ deficit:

Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at March 31, 2024 and December 31,2023 (liquidation preference of $181,000 and $179,000 at March 31, 2024 and December 31,2023, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 336,131 and 370,969 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (liquidation preference of $2,749,000 and $2,970,000 at March 31, 2024 and December 31, 2023, respectively)	34	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at March 31, 2024 and December 31, 2023 (liquidation preference of $5,858,000 and $5,733,000 at March 31, 2024 and December 31, 2023, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 13,291,272 and 12,942,892 shares issued at March 31, 2024 and December 31, 2023, respectively, and 13,290,972 and 12,942,592 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1,329	1,294
Additional paid-in capital	53,361,893	53,361,925
Accumulated deficit	(60,975,112)	(60,612,738)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,611,693)	(7,249,319)

Noncontrolling interest	(1,803,230)	(1,790,886)

Total stockholders’ deficit	(9,414,923)	(9,040,205)

Total liabilities and stockholders’ deficit	$644,995	$712,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$37,607	$409,907

Cost of revenue	17,420	76,698

Gross profit	20,187	333,209

Operating expenses:
Salaries and commissions	3,760	54,929
Share-based compensation	192,453	138,910
Professional fees	72,306	55,442
Advertising	502	6,665
Rent	13,214	20,001
Depreciation and amortization	18,627	18,819
Other operating	56,563	89,160

Total operating expenses	357,425	383,926

Loss from operations	(337,238)	(50,717)

Other expense:
Interest expense	(8,089)	(10,337)

Net loss from continuing operations	(345,327)	(61,054)

Discontinued operations:
Loss from operations	(29,391)	(1,216,022)

Net loss	(374,718)	(1,277,076)

Net loss attributable to noncontrolling interest	12,344	510,729

Net loss attributable to Vystar	$(362,374)	$(766,347)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.03)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.09)
Net loss attributable to noncontrolling interest	$(0.00)	$(0.04)
Net loss attributable to common shareholders	$(0.03)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	13,275,658	12,942,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(60,612,738)	(300)	$(30)	$(7,249,319)	$(1,790,886)	$(9,040,205)

Preferred stock conversion to common stock			(34,838)	(3)			348,380	35	(32)				-		-

Net loss	-	-	-	-	-	-	-	-	-	(362,374)	-	-	(362,374)	(12,344)	(374,718)

Ending balance March 31, 2024	8,698	$1	336,131	$34	1,917,973	$192	13,290,972	$1,329	$53,361,893	$(60,975,112)	(300)	$(30)	$(7,611,693)	$(1,803,230)	$(9,414,923)

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

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(374,718)	$(1,277,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	192,453	138,910
Depreciation	10,698	16,074
Bad debts (recovery)	-	6,833
Amortization of intangible assets	7,929	7,929
Noncash lease expense	-	38,701
Gain on settlement of debt, net	-	(39,770)
Gain on sale of property and equipment	(1,000)	-
(Increase) decrease in assets:
Accounts receivable	(25,485)	(47,218)
Inventories	(39,465)	79,075
Prepaid expenses and other	44,747	(16,417)
Assets of discontinued operations	43,565	2,189,604
Increase (decrease) in liabilities:
Accounts payable	98,946	82,400
Accrued expenses and interest payable	19,451	(341,207)
Unearned revenue	-	(100)
Liabilities of discontinued operations	(77,878)	(492,510)

Net cash provided by (used in) operating activities	(100,757)	345,228

Cash flows from investing activities:
Cash flows provided by discontinued operations	1,000	-

Net cash provided by investing activities	1,000	-

Cash flows from financing activities:
Proceeds from related party advances	12,379	29,855
Cash flows provided by (used in) discontinued operations	61,986	(227,604)

Net cash provided by (used in) financing activities	74,365	(197,749)

Net increase (decrease) in cash	(25,392)	147,479

Cash - beginning of period	50,354	135,599
Less: cash of discontinued operations	(13,194)	(267,573)

Cash of continuing operations - end of period	$11,768	$15,505

Cash paid during the period for:
Interest	$49	$4,510

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2023. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Discontinued Operations

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with Rotmans are reported in discontinued operations in the accompanying condensed consolidated financial statements. See Note 16 for further details.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and March 31, 2024 and are level 3 measurements. There have been no transfers between levels during the three months ended March 31, 2024.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2024 and December 31, 2023, the Company has recorded an allowance for doubtful accounts of $5,450.

Other Receivables

Rotmans terminated its agreement with a supplier in 2021 for consideration of $100,000. As of December 31, 2023, remaining funds due from this termination totaled $33,334 and were received in March 2024. Other receivables at March 31, 2024 consisted of funds due from the sale of miscellaneous equipment with moving out of the showroom facilitity.

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

Inventories consist of the following:

	March 31,	December 31,
	2024	2023

Finished goods	$589,286	$559,821

Obsolescence reserve	(506,000)	(516,000)

Total inventories	$83,286	$43,821

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of March 31, 2024, the net balance of property and equipment is $87,021 with accumulated depreciation of $255,382. As of December 31, 2023, the net balance of property and equipment is $97,719 with accumulated depreciation of $244,684.

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

Proprietary technology and tradename intangibles are carried at net realizeable value and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 5 to 10 years.

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the three months ended March 31, 2024 and 2023, we did not recognize any impairment of our long-lived assets.

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

Changes to unearned revenue during the three months ended March 31, 2024 and 2023 are summarized as follows:

	2024	2023

Balance, beginning of the period	$44,379	$44,479

Customer deposits received	-	-

Revenue earned	-	(100)

Balance, end of the period	$44,379	$44,379

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three months ended March 31, 2024 and 2023, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were options to purchase 17,405 and 26,825 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, as their effect would be anti-dilutive. Warrants to purchase 42,000 and 44,767 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 26,407,258 and 24,517,419 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the three months ended March 31, 2024 and 2023 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of March 31, 2024 and December 31, 2023, reserves for estimated sales returns totaled $3,000 and $14,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three months ended March 31, 2024 and 2023, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,000 and $7,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three months ended March 31, 2024 and 2023.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2020 through 2023.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of accounts receivable. Credit concentration risk related to accounts receivable is mitigated as customer credit is checked prior to the sales.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At March 31, 2024, the Company had cash of $11,768 and a deficit in working capital of approximately $6 million. Further, at March 31, 2024, the accumulated deficit amounted to approximately $61 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. Management plans to finance future operations using cash on hand, increased revenue from RxAir air purification units, Vytex license fees and stock issuances to new and existing shareholders..

There can be no assurances the Company will be able to achieve projected levels of revenue in 2024 and beyond. If the Company is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient operations during 2024, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require the Company to file bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(255,382)	(244,684)

Property and equipment, net	$87,021	$97,719

Depreciation expense for the three months ended March 31, 2024 and 2023 was $10,698 and $16,074, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	March 31,	December 31,	Period
	2024	2023	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(281,630)	(273,701)

Intangible assets, net	105,654	113,583
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$114,726	$122,655

Amortization expense for the three months ended March 31, 2024 and 2023 was $7,929.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2024	$23,787
2025	24,652
2026	16,032
2027	16,032
2028	13,232
Thereafter	11,919

Total	$105,654

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and have monthly base rents which range from $800 to $84,000.

With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at March 31, 2024 and December 31, 2023. With the decision to forego future subleasing of the Rotmans facility in December 2023, and subsequent departure from the facility in late January 2024, an impairment loss of $5,240,946 was recognized in December 2023 for its right-of use asset. Rotmans was not formally relieved of its lease obligations totaling approximately $4,436,000 as of March 31, 2024.

The table below presents the lease costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

Operating lease cost	$-	$165,186

Finance lease cost:

Amortization of right-of-use assets	-	-
Interest on lease liabilities	-	-

Total lease cost	$-	$165,186

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

The following table presents other information related to leases:

	Three Months Ended
	March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$-	$245,924
Financing cash flows used for financing leases	-	-

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	-	-

Weighted average remaining lease term:
Operating leases	4.5 years	7.8 years
Finance leases	-	3.2 years

Weighted average discount rate:
Operating leases	7.15%	5.60%
Finance leases	-	5.16%

The future minimum lease payments required under operating and financing lease obligations as of March 31, 2024 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Operating Leases

Remainder of 2024	$1,228,372
2025	1,000,980
2026	1,000,980
2027	1,000,980
2028	1,000,980

Total undiscounted lease liabilities	5,232,292
Less: imputed interest	(796,287)

Net lease liabilities	$4,436,005

As of March 31, 2024, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	March 31,	December 31,
	2024	2023

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	53,162	46,972

	362,662	356,472

Less: current maturities	(362,662)	(356,472)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at March 31, 2024 and December 31, 2023.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes were outstanding as of March 31, 2024. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs.

Related Party Debt

The following table summarizes related party debt:

	March 31,	December 31,
	2024	2023

Rotman Family convertible note	$5,000	$5,000
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	33,722	31,872

	178,722	176,872
Less: current maturities	(178,722)	(176,872)

	$-	$-

Rotman Family Convertible Note

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at March 31, 2024 and December 31, 2023.

The following table summarizes the Rotman Family Convertible Note:

			Carrying Amount
			March 31,	December 31,
	Issue Date	Principal Amount	2024	2023
Jamie Rotman 5% note due August 2024	08/17/21	$5,000	$5,764	$5,644

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The balance of the note payable including accrued interest to Bernard Rotman is approximately $173,000 and $171,000 at March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			March 31,	December 31,
	Issue Date	Principal Amount	2024	2023
Bernard Rotman 5% note due July 2023	07/18/19	$140,000	$172,958	$171,208

NOTE 8 - DERIVATIVE LIABILITIES

As of March 31, 2024 and December 31, 2023, the Company did not have a derivative liability balance on the condensed consolidated balance sheet as the liability was considered de minimis. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these Convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of March 31, 2024 and December 31, 2023, the liquidation preference totals approximately $181,000 and $179,000, respectively.

As of March 31, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $94,000 and could be converted into 35,417 shares of common stock, at the option of the holder.

As of December 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $92,000 and could be converted into 34,993 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of March 31, 2024 and December 31, 2023, the liquidation preference totals approximately $2,749,000 and $2,970,000, respectively.

During the three months ended March 31, 2024, 34,838 shares of outstanding preferred stock were converted into 348,380 shares of common stock.

As of March 31, 2024, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $396,000 and could be converted into 3,927,668 shares of common stock, at the option of the holder.

As of December 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $373,000, and could be converted into 4,242,259 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of March 31, 2024 and December 31, 2023, the liquidation preference totals approximately $5,858,000 and $5,733,000, respectively.

As of March 31, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $852,000 and could be converted into 22,443,173 shares of common stock, at the option of the holder.

As of December 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $727,000 and could be converted into 21,965,994 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at March 31, 2024, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At March 31, 2024 and December 31, 2023, the Company recorded $2,581,379 and $2,388,926, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended March 31, 2024 and December 31, 2023:

	Amount	Shares

Balance, January 1, 2023	$1,655,208	2,131,876
Additions	733,718	131,198,696
Issuances	-	-

Balance, December 31, 2023	2,388,926	133,330,572
Additions	192,453	4,201,378
Issuances	-	-

Balance, March 31, 2024	$2,581,379	137,531,950

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$26,930	71.6	$403,696	98.5
Mattresses and Toppers	8,188	21.8	6,011	1.5
Royalties and other	2,489	6.6	200	0.0
	$37,607	100.0	$409,907	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $192,453 and $138,910 of stock-based compensation for the three months ended March 31, 2024 and 2023, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $2,311,379 and $2,118,926 at March 31, 2024 and December 31, 2023, respectively.

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

For the three months ended March 31, 2024 and 2023, there were no share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of March 31, 2024 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At March 31, 2024, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of March 31, 2024. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of March 31, 2024. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three months ended March 31, 2024 and 2023, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2024:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2023	42,000	$7.17	2.15

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	$-	-

Outstanding, March 31, 2024	42,000	$7.17	1.90

Exercisable, March 31, 2024	42,000	$7.17	1.90

As of March 31, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the three months ended March 31, 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(4,115)	-	$5.81	-

Outstanding, March 31, 2024	17,405	-	$7.01	1.08

Exercisable, March 31, 2024	17,405	-	$7.01	1.08

NOTE 12 - RELATED PARTY TRANSACTIONS

Officers and Directors

Jamie Rotman

Jamie Rotman was appointed as President of the Company effective December 21, 2023. She is the daughter of the Company’s former CEO, Steven Rotman. On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon a termination without cause (as defined) and a 24 month change in control severance.

During the three months ended March 31, 2024, the Company expensed approximately $128,000 related to this employment agreement. As of March 31, 2024, the Company had a stock subscription payable balance of $128,000 or approximately 2,576,000 shares of common stock.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of March 31, 2024, the Company had a stock subscription payable balance of $42,000, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three months ended March 31, 2024, the Company expensed approximately $110,000 related to the consulting agreement. As of March 31, 2024, the Company had a stock subscription payable balance of $1,095,000, or approximately 74,238,000 shares. In addition, the Company has a liability of $270,000 for consulting expenses in accounts payable.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the three months ended March 31, 2024, commissions of $1,187 were due to Dr. Stone and included in accrued expenses in the condensed consolidated balance sheets. There were no commissions earned in the three months ended March 31, 2023.

Former Officer and Director

Steven Rotman

As of March 31, 2024, the Company had a stock subscription payable balance of $952,593, or approximately 60,556,000 shares to be issued in the future and $153,155 of reimbursable expenses payable and $81,482 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at March 31, 2023 and December 31, 2022 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

During the three months ended March 31, 2024, Steven Rotman advanced Vystar funds totaling $2,179 and advanced Rotmans funds totaling $61,986. As of March 31, 2024, $77,460 and $61,986 is due Steve Rotman from Vystar and Rotmans, respectively. The advances are due on demand as repayment terms have not yet been finalized.

NOTE 13 - COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There is currently one employment agreement in place with the CEO, Jamie Rotman. See compensation terms in Note 12.

During the three months ended March 31, 2024, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On September 20, 2024, EMA filed its submissions, and Vystar thereafter has requested ninety-one days to file its opposition and cross-appeal. Thereafter the parties will submit final submissions for the appellate court to consider.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the three months ended March 31, 2024, the Company made approximately 59% of its sales to one customer. Included in accounts receivable is $14,177 at March 31, 2024 from the major customer.

During the three months ended March 31, 2023, the Company made approximately 27% of its sales to one customer. Included in accounts receivable is $16,184 at March 31, 2023 from the major customer.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended
	March 31,
	2024	2023

Federal statutory income tax rate	(21.0%)	(21.0%)

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023

NOL carryforwards	$8,000,000	$8,000,000

Less valuation allowance	(8,000,000)	(8,000,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $38,000,000 as of March 31, 2024, of which approximately $18,400,000 expires beginning in 2024 and $19,600,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $19,300,000 as of March 31, 2024 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of March 31, 2024, Rotmans has a net operating loss carryforward of approximately $6,200,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $4,400,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $5,300,000 which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 16 - DISCONTINUED OPERATIONS

At the completion of its Going Out of Business sale, Rotmans closed its showroom on December 14, 2022. The results of operations are reported as discontinued operations in 2024 and 2023. The assets and liabilities have been reported in the condensed consolidated balance sheets as assets and liabilities of discontinued operations.

The loss from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2024	2023

Revenue	$-	$107,479

Cost of revenue	-	122,650

Gross profit	-	(15,171)

Operating expenses:
Salaries, wages and benefits	-	264,671
Professional fees	17,351	98,593
Advertising	-	67,280
Rent	-	179,782
Service charges	170	20,600
Depreciation and amortization	-	5,184
Other operating	12,691	526,505

Total operating expenses	30,212	1,162,615

Loss from operations	(30,212)	(1,177,786)

Other income (expense):
Interest expense	(192)	(83,702)
Gain on settlement of debt, net	-	39,770
Gain on sale of property and equipment	1,000	-
Other income	13	5,696

Total other income (expense), net	821	(38,236)

Net loss from discontinued operations	$(29,391)	$(1,216,022)

Details of the balance sheet items for discontinued operations are as follows:

	March 31,	December 31,
	2024	2023

Current assets:
Cash	$13,194	$14,912
Other receivables	1,000	33,334
Prepaid expenses and other	736	11,967

Total current assets	$14,930	$60,213

Current liabilities:
Accounts payable	$331,032	$346,924
Security deposits	-	61,986
Related party advances	61,986	-
Operating lease liabilities - current maturities	1,130,000	942,000

Total current liabilities	$1,523,018	$1,350,910

Non-current liabilities:
Operating lease liabilities, net of current maturities	$3,306,005	$3,494,005

The condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	Three Months Ended
	March 31,
	2024	2023

Depreciation	$-	$5,184
Bad debts	-	9,804
Noncash lease expense	-	38,701
Gain on settlement of debt, net	-	(39,770)
Gain on sale of property and equipment	1,000	-

NOTE 17 - SUBSEQUENT EVENTS

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

On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon a termination without cause (as defined) and a 24 month change in control severance. Ms. Rotman was appointed as President of the Company effective December 21, 2023. See Note 12.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 with the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$37,607	$409,907	$(372,300)	-90.8%

Cost of revenue	17,420	76,698	(59,278)	-77.3%

Gross profit	20,187	333,209	(313,022)	-93.9%

Operating expenses:
Salaries, wages and benefits	3,760	54,929	(51,169)	-93.2%
Share-based compensation	192,453	138,910	53,543	38.5%
Professional fees	72,306	55,442	16,864	30.4%
Advertising	502	6,665	(6,163)	-92.5%
Rent	13,214	20,001	(6,787)	-33.9%
Service charges	240	804	(564)	-70.1%
Depreciation and amortization	18,627	18,819	(192)	-1.0%
Other operating	56,323	88,356	(32,033)	-36.3%

Total operating expenses	357,425	383,926	(26,501)	-6.9%

Loss from operations	(337,238)	(50,717)	(286,521)	564.9%

Other expense:
Interest expense	(8,089)	(10,337)	2,248	-21.7%

Net loss from continuing operations	(345,327)	(61,054)	(284,273)	465.6%

Discontinued operations:
Loss from operations	(29,391)	(1,216,022)	1,186,631	-97.6%

Net loss	(374,718)	(1,277,076)	902,358	-70.7%

Net loss attributable to noncontrolling interest	12,344	510,729	(498,385)	-97.6%

Net loss attributable to Vystar	$(362,374)	$(766,347)	$403,973	-52.7%

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were $37,607and $409,907, respectively, for a decrease of $372,300 or 90.8%. The decrease in revenues was due to the Company’s internal reorganization. Jamie Rotman took over as CEO to refocus the Company on Vystar’s two main product lines, RxAir and Vytex. Her focus in the first quarter was additionally to complete the move-out of the Rotmans 250,000 sq ft facility and relocate the inventory. Another one of her objectives was to bring the internal reporting systems up to date including procedures to make future reporting and external audits run smoothly.

The Company reported gross profit of $20,187 for the three-month period ended March 31, 2024 compared to gross profit of $333,209 for the three-month period ended March 31, 2023, a decrease of $313,022 or 93.9%. The decrease in gross profit is consistent with the decrease in revenues.

The cost of revenue for the three months ended March 31, 2024 and 2023 was $17,420 and $76,698, respectively, a decrease of $59,278 or 77.3%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising and other operating expenses. The Company’s operating expenses were $357,425 and $383,926 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $26,501 or 6.9%. The decrease was due in part to reduced revenues.

Other Expense

Other expense for the three months ended March 31, 2024 and 2023 consisted of interest expense of $8,089 and $10,337, respectively.

Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2024 and 2023 was $29,391 and $1,216,022, respectively, for a decrease of $1,186,631 or 97.6%. The decrease was attributable to the final winding down of expenses in 2024.

Net Loss

Net loss was $374,718 and $1,277,076 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $902,358 or 70.7%. Net loss in the quarter ended March 31, 2024 versus net loss in the same period in 2023 decreased due to a significantly reduced loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At March 31, 2024, the Company had cash of $11,768 and a deficit in working capital of approximately $6 million. Further, at March 31, 2024, the accumulated deficit amounted to approximately $61 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $100,757 for the three months ended March 31, 2024 as compared to net cash provided by operating activities of $345,228 for the three months ended March 31, 2023. During the three months ended March 31, 2024, cash used in operations was primarily due to the net loss offset non-cash related add-back of share-based compensation expense, depreciation and amortization.

The Company had cash provided by investing activities from discontinued operations of $1,000 during the three months ended March 31, 2024. There were no investing activities during the three months ended March 31, 2023.

Net cash provided by financing activities was $74,365 during the three months ended March 31, 2024, as compared to cash used in of $197,749 during the three months ended March 31, 2023. During the three months ended March 31, 2024, cash was provided by related party advances of $12,379 and discontinued operations of $61,986. During the three months ended March 31, 2023, cash was provided by related party advances of $29,855 and used in discontinued operations in the amount of $227,604.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended March 31, 2024 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2024. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2024 by developing stronger business and financial processes for accounting for transactions, which will enhance internal control for the Company.

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

VYSTAR CORPORATION

Date: October 21, 2024	By:	/s/ Jamie Rotman
Jamie Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

