Form 10-Q
period 2024-06-30
Vystar Corp
filed 2024-10-30
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of October 29, 2024

Common Stock, $0.0001 par value per share	13,290,972 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$23,321	$35,442
Accounts receivable	23,429	4,251
Inventories	84,899	43,821
Prepaid expenses and other	304,174	348,275
Assets of discontinued operations	11,402	60,213

Total current assets	447,225	492,002

Property and equipment, net	76,323	97,719

Other assets:
Intangible assets, net	106,797	122,655

Total assets	$630,345	$712,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,201,002	$1,071,604
Accrued expenses	501,414	450,438
Stock subscription payable	2,675,090	2,388,926
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	368,852	356,472
Related party debt - current maturities	180,572	176,872
Unearned revenue	44,379	44,379
Related party advances	86,254	75,281
Liabilities of discontinued operations	1,646,918	1,350,910

Total current liabilities	6,704,481	5,914,882

Long-term liabilities:
Related party debt, net of debt discount	265,923	-
Derivative liabilities	250,000	-
Related party advances	-	343,694
Liabilities of discontinued operations	3,113,005	3,494,005

Total long-term liabilities	3,628,928	3,837,699

Total liabilities	10,333,409	9,752,581

Stockholders’ deficit:

Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at June 30, 2024 and December 31,2023 (liquidation preference of $183,000 and $179,000 at June 30, 2024 and December 31, 2023, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 336,131 and 370,969 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $2,808,000 and $2,970,000 at June 30, 2024 and December 31, 2023, respectively)	34	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at June 30, 2024 and December 31, 2023 (liquidation preference of $5,983,000 and $5,733,000 at June 30, 2024 and December 31, 2023, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 13,291,272 and 12,942,892 shares issued at June 30, 2024 and December 31, 2023, respectively, and 13,290,972 and 12,942,592 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,329	1,294
Additional paid-in capital	53,361,893	53,361,925
Accumulated deficit	(61,262,436)	(60,612,738)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,899,017)	(7,249,319)

Noncontrolling interest	(1,804,047)	(1,790,886)

Total stockholders’ deficit	(9,703,064)	(9,040,205)

Total liabilities and stockholders’ deficit	$630,345	$712,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$38,069	$36,126	$75,676	$446,033

Cost of revenue	22,932	5,913	40,352	82,611

Gross profit	15,137	30,213	35,324	363,422

Operating expenses:
Salaries and commissions	3,731	74,282	7,491	129,211
Share-based compensation	93,711	107,204	286,164	246,114
Professional fees	78,493	6,269	150,799	61,711
Advertising	460	3,561	962	10,226
Rent	17,284	20,001	30,498	40,002
Depreciation and amortization	18,627	18,819	37,254	37,638
Other operating	52,840	89,014	109,403	178,174

Total operating expenses	265,146	319,150	622,571	703,076

Loss from operations	(250,009)	(288,937)	(587,247)	(339,654)

Other expense:
Interest expense	(36,187)	(11,181)	(44,276)	(21,518)

Net loss from continuing operations	(286,196)	(300,118)	(631,523)	(361,172)

Discontinued operations:
Loss from operations	(1,945)	(221,349)	(31,336)	(1,437,371)

Net loss	(288,141)	(521,467)	(662,859)	(1,798,543)

Net loss attributable to noncontrolling interest	817	92,967	13,161	603,696

Net loss attributable to Vystar	$(287,324)	$(428,500)	$(649,698)	$(1,194,847)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Net loss from discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.11)
Net loss attributable to noncontrolling interest	$(0.00)	$(0.01)	$(0.00)	$(0.05)
Net loss attributable to common shareholders	$(0.02)	$(0.03)	$(0.05)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	13,290,972	12,942,592	13,283,315	12,942,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Attributable to Vystar
	Number of		Number		Number		Number				Number		Total
	Preferred		of		of		of		Additional		of		Vystar		Total
	Shares	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(60,612,738)	(300)	$(30)	$(7,249,319)	$(1,790,886)	$(9,040,205)

Preferred stock conversion to common stock			(34,838)	(3)			348,380	35	(32)				-		-

Net loss	-	-	-	-	-	-	-	-	-	(362,374)	-	-	(362,374)	(12,344)	(374,718)

Ending balance March 31, 2024	8,698	1	336,131	34	1,917,973	192	13,290,972	1,329	53,361,893	(60,975,112)	(300)	(30)	(7,611,693)	(1,803,230)	(9,414,923)

Net loss	-	-	-	-	-	-	-	-	-	(287,324)	-	-	(287,324)	(817)	(288,141)

Ending balance June 30, 2024	8,698	$1	336,131	$34	1,917,973	$192	13,290,972	$1,329	$53,361,893	$(61,262,436)	(300)	$(30)	$(7,899,017)	$(1,804,047)	$(9,703,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Attributable to Vystar
	Number of		Number		Number		Number				Number		Total
	Preferred		of		of		of		Additional		of		Vystar		Total
	Shares	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(766,347)	-	-	(766,347)	(510,729)	(1,277,076)

Ending balance March 31, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,135,215)	(300)	(30)	(2,771,796)	773,910	(1,997,886)

Net loss	-	-	-	-	-	-	-	-	-	(428,500)	-	-	(428,500)	(92,967)	(521,467)

Ending balance June 30, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(56,563,715)	(300)	$(30)	$(3,200,296)	$680,943	$(2,519,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(662,859)	$(1,798,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	286,164	246,114
Depreciation	21,396	31,604
Bad debts	-	1,566
Amortization of intangible assets	15,858	15,858
Noncash lease expense	-	73,408
Amortization of debt discount	23,077	-
Expenses paid directly by related party debt	125,357	-
Expenses paid directly by related party advances	29,974	-
Gain on settlement of debt, net	(1,582)	(39,770)
Gain on sale of property and equipment	(1,000)	(213,776)
(Increase) decrease in assets:
Accounts receivable	(19,178)	1,500
Inventories	(41,078)	84,873
Prepaid expenses and other	44,101	(11,115)
Assets of discontinued operations	43,565	2,278,817
Increase (decrease) in liabilities:
Accounts payable	129,398	152,615
Accrued expenses and interest payable	71,850	(345,903)
Unearned revenue	-	(100)
Liabilities of discontinued operations	(145,396)	(642,340)

Net cash used in operating activities	(80,353)	(165,192)

Cash flows from investing activities:
Cash flows provided by discontinued operations	1,000	579,483

Cash flows from financing activities:
Proceeds from related party advances	-	33,343
Cash flows provided by (used in) discontinued operations	61,986	(402,604)

Net cash provided by (used in) financing activities	61,986	(369,261)

Net increase (decrease) in cash	(17,367)	45,030

Cash - beginning of period	50,354	135,599
Less: cash of discontinued operations	(9,666)	(131,112)

Cash of continuing operations - end of period	$23,321	$49,517

Cash paid during the period for:
Interest	$325	$9,863

Non-cash transactions:
Related party advances converted to term debt	$362,695	$-
Related party term debt issuance costs	50,000	-
Derivatives issued as a debt discount	250,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. The Company uses patented technology to produce a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner of Vytex® Natural Rubber Latex (“NRL”) currently being used primarily in toppers and in various bedding products. In addition, Vystar has a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), formerly one of the largest independent furniture retailers in the U.S.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2024 and are level 3 measurements. There have been no transfers between levels during the three months ended June 30, 2024.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2024 and December 31, 2023, the Company has recorded an allowance for doubtful accounts of $5,450.

Other Receivables

Rotmans terminated its agreement with a supplier in 2021 for consideration of $100,000. As of December 31, 2023, remaining funds due from this termination totaled $33,334 and were received in March 2024. Other receivables at June 30, 2024 consisted of funds due from the sale of miscellaneous equipment with moving out of the showroom facility.

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

Inventories consist of the following:

	June 30,	December 31,
	2024	2023

Finished goods	$579,899	$559,821

Obsolescence reserve	(495,000)	(516,000)

Total inventories	$84,899	$43,821

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2024, the net balance of property and equipment is $76,323 with accumulated depreciation of $266,080. As of December 31, 2023, the net balance of property and equipment is $97,719 with accumulated depreciation of $244,684.

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

Proprietary technology and tradename intangibles are carried at net realizable value and are being amortized on a straight-line basis over their estimated useful lives, typically ranging from 5 to 10 years.

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the six months ended June 30, 2024 and 2023, we did not recognize any impairment of our long-lived assets.

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

Unearned Revenue

Unearned revenue consists of customer advance payments. Changes to unearned revenue during the six months ended June 30, 2024 and 2023 are summarized as follows:

	2024	2023

Balance, beginning of the period	$44,379	$44,479

Revenue earned	-	(100)

Balance, end of the period	$44,379	$44,379

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three and six months ended June 30, 2024 and 2023, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were options to purchase 14,744 and 25,982 shares of common stock for the six months ended June 30, 2024 and 2023, respectively, as their effect would be anti-dilutive. Warrants to purchase 42,000 and 43,267 shares of common stock for the six months ended June 30, 2024 and 2023, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 26,969,664 and 25,088,511 shares of common stock for the six months ended June 30, 2024 and 2023, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the six months ended June 30, 2024 and 2023 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2024 and December 31, 2023, reserves for estimated sales returns totaled $16,000 and $14,000, respectively, and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when the product is shipped based on fulfillment by the Company. The Company considers fulfillment when it passes all liability at the point of shipping through third party carriers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue in the accompanying condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of product and freight costs and fees paid to online retailers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three and six months ended June 30, 2024 and 2023, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,000 and $10,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2024 and 2023.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2021 through 2023.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2024, the Company had cash of $23,321 and a deficit in working capital of approximately $6.3 million. Further, at June 30, 2024, the accumulated deficit amounted to approximately $61.3 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831
	342,403	342,403
Accumulated depreciation	(266,080)	(244,684)

Property and equipment, net	$76,323	$97,719

Depreciation expense for the six months ended June 30, 2024 and 2023 was $21,396 and $21,780, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2024	2023	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(289,559)	(273,701)

Intangible assets, net	97,725	113,583
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$106,797	$122,655

Amortization expense for the six months ended June 30, 2024 and 2023 was $15,858.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2024	$15,858
2025	24,652
2026	16,032
2027	16,032
2028	13,232
Thereafter	11,919

Total	$97,725

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and have monthly base rents which range from $800 to $84,000.

With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at June 30, 2024 and December 31, 2023. With the decision to forego future subleasing of the Rotmans facility in December 2023, and subsequent departure from the facility in late January 2024, an impairment loss of $5,240,946 was recognized in December 2023 for its right-of use asset. Rotmans was not formally relieved of its lease obligations totaling $4,436,005 as of June 30, 2024.

The table below presents the lease costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating lease cost	$-	$141,064	$-	$306,250

Finance lease cost:

Amortization of right-of-use assets	-	-	-	-
Interest on lease liabilities	-	-	-	-

Total lease cost	$-	$141,064	$-	$306,250

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

The following table presents other information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$-	$217,500	$-	$463,424
Financing cash flows used for financing leases	-	-	-	-

Assets obtained in exchange for operating lease liabilities	-	-	-	-

Assets obtained in exchange for finance lease liabilities	-	-	-	-

Weighted average remaining lease term:
Operating leases	4.3 years	7.6 years	4.3 years	7.6 years
Finance leases	-	2.9 years	-	2.9 years

Weighted average discount rate:
Operating leases	7.15%	5.60%	7.15%	5.60%
Finance leases	-	5.16%	-	5.16%

The future minimum lease payments required under operating and financing lease obligations as of June 30, 2024 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Operating Leases

Remainder of 2024	$1,228,372
2025	1,000,980
2026	1,000,980
2027	1,000,980
2028	1,000,980

Total undiscounted lease liabilities	5,232,292
Less: imputed interest	(796,287)

Net lease liabilities	$4,436,005

As of June 30, 2024, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2024	2023

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	59,352	46,972

	368,852	356,472

Less: current maturities	(368,852)	(356,472)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at June 30, 2024 and December 31, 2023.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes were outstanding as of June 30, 2024. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2024	2023

Rotman Family convertible notes	$543,052	$5,000
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	40,366	31,872
Debt discount	(276,923)	-

	446,495	176,872
Less: current maturities	(180,572)	(176,872)

	$265,923	$-

Rotman Family Convertible Notes

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at June 30, 2024 and December 31, 2023.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar Consulting, Inc. (“Blue Oar”). The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $362,695 through May 31, 2024 are rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. The maturity date can be extended for six months to January 1, 2026 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee plus a $75,000 fee if not paid in full with common shares. In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000. The balance of the note payable including accrued interest and debt discount to Blue Oar is approximately $266,000 at June 30, 2024. Based on the variable redemption feature, the Company recorded a derivative liability of $250,000 at June 30, 2024.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
			June 30,	December 31,
	Issue Date	Principal Amount	2024	2023
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$5,864	$5,664
Blue Oar 12% note due July 2025	6/1/2024	538,052	542,846	-

		$543,052	548,710	5,664
Less: debt discount			(276,923)	-

			271,787	5,664
Less: current maturities			(5,864)	(5,664)

			$265,923	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at June 30, 2024. The balance of the note payable including accrued interest to Bernard Rotman is approximately $175,000 and $171,000 at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			June 30,	December 31,
	Issue Date	Principal Amount	2024	2023
Bernard Rotman 5% note due July 2023	7/18/2019	$140,000	$174,708	$171,208

NOTE 8 - DERIVATIVE LIABILITIES

As of December 31, 2023, the Company did not have a derivative liability balance on the condensed consolidated balance sheet as the liability was considered de minimis. With the issuance of a related party convertible note on June 1, 2024, the Company recorded a derivative liability for the redemption feature in the loan agreement. The Company analyzed the conversion features of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s condensed consolidated balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the condensed consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. The Company fair values the embedded derivative based on the discounted conversion rate of 50% of market rate.

The following table summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

Balance, December 31, 2023	$-

Initial measurement of liabilities	250,000

Balance, June 30, 2024	$250,000

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of June 30, 2024 and December 31, 2023, the liquidation preference totals approximately $183,000 and $179,000, respectively.

As of June 30, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $96,000 and could be converted into 35,841 shares of common stock, at the option of the holder.

As of December 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $92,000 and could be converted into 34,993 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of June 30, 2024 and December 31, 2023, the liquidation preference totals approximately $2,808,000 and $2,970,000, respectively.

During the six months ended June 30, 2024, 34,838 shares of outstanding preferred stock were converted into 348,380 shares of common stock.

As of June 30, 2024, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $455,000 and could be converted into 4,011,470 shares of common stock, at the option of the holder.

As of December 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $373,000 and could be converted into 4,242,259 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of June 30, 2024 and December 31, 2023, the liquidation preference totals approximately $5,983,000 and $5,733,000, respectively.

As of June 30, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $977,000 and could be converted into 22,922,353 shares of common stock, at the option of the holder.

As of December 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $727,000 and could be converted into 21,965,994 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at June 30, 2024, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At June 30, 2024 and December 31, 2023, the Company recorded $2,675,090 and $2,388,926, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended June 30, 2024 and December 31, 2023:

	Amount	Shares

Balance, January 1, 2023	$1,655,208	2,131,876
Additions	733,718	131,198,696
Issuances	-	-

Balance, December 31, 2023	2,388,926	133,330,572
Additions	286,164	23,593,253
Issuances	-	-

Balance, June 30, 2024	$2,675,090	156,923,825

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$31,340	82.3	$20,169	55.8	$58,270	77.0	$423,865	95.0
Mattresses and Toppers	6,729	17.7	13,895	38.5	14,917	19.7	19,906	4.5
Royalties and other	-	-	2,062	5.7	2,489	3.3	2,262	0.5
	$38,069	100.0	$36,126	100.0	$75,676	100.0	$446,033	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $286,164 and $246,114 of stock-based compensation for the six months ended June 30, 2024 and 2023, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued stock-based compensation of $2,405,090 and $2,118,926 at June 30, 2024 and December 31, 2023, respectively.

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

For the six months ended June 30, 2024 and 2023, there were no share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of June 30, 2024 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2024, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of June 30, 2024. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of June 30, 2024. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2024 and 2023, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2024:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2023	42,000	$7.17	2.15

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	$-	-

Outstanding, June 30, 2024	42,000	$7.17	1.65

Exercisable, June 30, 2024	42,000	$7.17	1.65

As of June 30, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(6,776)	-	$8.22	-

Outstanding, June 30, 2024	14,744	-	$6.91	1.00

Exercisable, June 30, 2024	14,744	-	$6.91	1.00

NOTE 12 - RELATED PARTY TRANSACTIONS

Officers and Directors

Jamie Rotman

Jamie Rotman was appointed as President of the Company effective December 21, 2023. She is the daughter of the Company’s former CEO, Steven Rotman. On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon termination without cause (as defined) and a 24 month change in control severance.

During the six months ended June 30, 2024, the Company expensed approximately $161,000 related to this employment agreement. As of June 30, 2024, the Company had a stock subscription payable balance of $161,180 or approximately 9,874,000 shares of common stock.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2024, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

During the six months ended June 30, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. The advances are due on demand as repayment terms have not yet been finalized.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s former CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the six months ended June 30, 2024, the Company expensed approximately $215,000 related to the consulting agreement. As of June 30, 2024, the Company had a stock subscription payable balance of $1,155,000, or approximately 86,331,000 shares. In addition, the Company has a liability of $315,000 for consulting expenses in accounts payable.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the six months ended June 30, 2024, commissions of $2,348 were due to Dr. Stone and included in accrued expenses in the condensed consolidated balance sheets. There were no commissions earned in the six months ended June 30, 2023.

Former Officer and Director

Steven Rotman

As of June 30, 2024, the Company had a stock subscription payable balance of $952,593, or approximately 60,556,000 shares to be issued in the future and $153,155 of reimbursable expenses payable and $81,482 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at June 30, 2024 and December 31, 2023 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

During the six months ended June 30, 2024, Steven Rotman paid Vystar expenses totaling $2,179 and advanced Rotmans funds totaling $61,986. As of June 30, 2024, $77,460 and $61,986 is due Steve Rotman from Vystar and Rotmans, respectively. The advances are due on demand as repayment terms have not yet been finalized.

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

During the six months ended June 30, 2024, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

On October 27, 2023, the Court held oral argument on the issues addressed in the supplemental briefing. On November 27, 2023, the Court issued its order resolving the case in Vystar’s favor. The Court held while EMA breached the terms of the underlying promissory note by virtue of the manner of its conversions, such breach was not material. The Court thereafter held the balance of the note was paid in full by Vystar. Based upon the decision in favor of Vystar, the Court granted Vystar’s request for legal fees and requested a briefing on the same. Vystar subsequently submitted a motion for legal and expert fees in the amount of approximately $638,000 supported by the relevant paperwork. The parties await the Court’s decision.

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

During the six months ended June 30, 2024, the Company made approximately 62% of its sales to one customer. Included in accounts receivable is $20,086 at June 30, 2024 from the major customer. In addition, the Company made 100% of its purchases from one major vendor. No amounts were owed to the vendor at June 30, 2024.

During the six months ended June 30, 2023, the Company made approximately 21% of its sales to one customer. Included in accounts payable is $1,429 at June 30, 2023 due to the customer for returned merchandise.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the three and six months ended June 30, 2024 and 2023 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three and Six Months Ended
	June 30,
	2024	2023

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2024 and December 31, 2023 are as follows:

	2024	2023

NOL carryforwards	$8,040,000	$8,000,000

Less valuation allowance	(8,040,000)	(8,000,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $38,300,000 as of June 30, 2024, of which approximately $18,400,000 expires beginning in 2024 and $19,900,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $19,600,000 as of June 30, 2024 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of June 30, 2024, Rotmans has a net operating loss carryforward of approximately $6,200,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $4,400,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $5,300,000 which expires beginning in 2038.

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

The loss from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$-	$50,000	$-	$157,479

Cost of revenue	-	-	-	122,650

Gross profit	-	50,000	-	34,829

Operating expenses:
Salaries, wages and benefits	-	101,954	-	366,625
Professional fees	-	23,099	17,351	121,692
Advertising	-	(824)	-	66,456
Rent	-	181,061	-	360,843
Service charges	-	319	170	20,919
Depreciation and amortization	-	4,640	-	9,824
Other operating	3,527	124,733	16,218	651,238

Total operating expenses	3,527	434,982	33,739	1,597,597

Loss from operations	(3,527)	(384,982)	(33,739)	(1,562,768)

Other income (expense):
Interest expense	-	(76,737)	(192)	(160,439)
Gain on settlement of debt, net	1,582	-	1,582	39,770
Gain on sale of property and equipment	-	213,776	1,000	213,776
Other income	-	26,594	13	32,290

Total other income (expense), net	1,582	163,633	2,403	125,397

Net loss from discontinued operations	$(1,945)	$(221,349)	$(31,336)	$(1,437,371)

Details of the balance sheet items for discontinued operations are as follows:

	June 30,	December 31,
	2024	2023

Current assets:
Cash	$9,666	$14,912
Other receivables	1,000	33,334
Prepaid expenses and other	736	11,967

Total current assets	$11,402	$60,213

Current liabilities:
Accounts payable	$261,932	$346,924
Security deposits	-	61,986
Related party advances	61,986	-
Operating lease liabilities - current maturities	1,323,000	942,000

Total current liabilities	$1,646,918	$1,350,910

Non-current liabilities:
Operating lease liabilities, net of current maturities	$3,113,005	$3,494,005

The condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	Six Months Ended
	June 30,
	2024	2023

Depreciation	$-	$9,824
Bad debts	-	4,537
Noncash lease expense	-	73,408
Gain on settlement of debt, net	(1,582)	(39,770)
Gain on sale of property and equipment	(1,000)	(213,776)

NOTE 17 - SUBSEQUENT EVENTS

On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon termination without cause (as defined) and a 24 month change in control severance. Ms. Rotman was appointed as President of the Company effective December 21, 2023. See Note 12.

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

Vystar produces the RxAir product line with a world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar sells RxAir residential and commercial units via distributors, online and through retail channels. Vystar has assembled a distribution network for sales of RX400 and RX800, our newest unit to the healthcare and medical markets. Vystar also sells the ViraTec replacement cartridge for approximately 25,000 units that have been previously sold. The RX3000, our largest unit, has been reengineered and limited samples of those units are in stock. We are not producing more of those at this time. We have engineered the RX300 a smaller version of our unit and hope to be in production with that unit in 2025. The Company also hopes to have an even smaller unit designed during 2025 for automobiles and refrigerators with USB charging which is currently in the early stages of development and has not been engineered or prototyped.

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

Vytex researcher Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting the new economic circumstances; including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability program (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation is available on vytex.com.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 with the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$38,069	$36,126	$1,943	5.4%

Cost of revenue	22,932	5,913	17,019	287.8%

Gross profit	15,137	30,213	(15,076)	-49.9%

Operating expenses:
Salaries and commissions	3,731	74,282	(70,551)	-95.0%
Share-based compensation	93,711	107,204	(13,493)	-12.6%
Professional fees	78,493	6,269	72,224	1152.1%
Advertising	460	3,561	(3,101)	-87.1%
Rent	17,284	20,001	(2,717)	-13.6%
Depreciation and amortization	18,627	18,819	(192)	-1.0%
Other operating	52,840	89,014	(36,174)	-40.6%

Total operating expenses	265,146	319,150	(54,004)	-16.9%

Loss from operations	(250,009)	(288,937)	38,928	-13.5%

Other expense:
Interest expense	(36,187)	(11,181)	(25,006)	223.6%

Net loss from continuing operations	(286,196)	(300,118)	13,922	-4.6%

Discontinued operations:
Loss from operations	(1,945)	(221,349)	219,404	-99.1%

Net loss	(288,141)	(521,467)	233,326	-44.7%

Net loss attributable to noncontrolling interest	817	92,967	(92,150)	-99.1%

Net loss attributable to Vystar	$(287,324)	$(428,500)	$141,176	-32.9%

Revenues

Revenues for the three months ended June 30, 2024 and 2023 were $38,069 and $36,126, respectively, for an increase of $1,943 or 5.4%. The increase in revenues was nominal due to the Company’s internal reorganization. Jamie Rotman took over as CEO to refocus the Company on Vystar’s two main product lines, RxAir and Vytex. Another objective was to bring the internal reporting systems up to date including procedures to make future reporting and external audits run smoothly.

The Company reported gross profit of $15,137 for the three-month period ended June 30, 2024 compared to gross profit of $30,213 for the three-month period ended June 30, 2023, a decrease of $15,076 or 49.9%. The decrease in gross profit is due to adjustments for internal sales reserves in the three-month period ended June 30, 2023.

The cost of revenue for the three months ended June 30, 2024 and 2023 was $22,932 and $5,913, respectively, an increase of $17,019 or 287.8%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising and other operating expenses. The Company’s operating expenses were $265,146 and $319,150 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $54,004 or 16.9%. The decrease was due in part to reduced salaries and commissions.

Other Expense

Other expense for the three months ended June 30, 2024 and 2023 consisted of interest expense of $36,187 and $11,181, respectively, an increase of $25,006 or 223.6%. The increase was due to a new term debt note with a related party for accrued interest thereon and amortization of the debt discount.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2024 and 2023 was $1,945 and $221,349, respectively, for a decrease of $219,404 or 99.1%. The decrease was attributable to the final winding down of expenses in 2024.

Net Loss

Net loss was $288,141 and $521,467 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $233,326 or 44.7%. Net loss in the quarter ended June 30, 2024 versus net loss in the same period in 2023 decreased due to a significantly reduced loss from discontinued operations.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2024 with the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$75,676	$446,033	$(370,357)	-83.0%

Cost of revenue	40,352	82,611	(42,259)	-51.2%

Gross profit	35,324	363,422	(328,098)	-90.3%

Operating expenses:
Salaries and commissions	7,491	129,211	(121,720)	-94.2%
Share-based compensation	286,164	246,114	40,050	16.3%
Professional fees	150,799	61,711	89,088	144.4%
Advertising	962	10,226	(9,264)	-90.6%
Rent	30,498	40,002	(9,504)	-23.8%
Depreciation and amortization	37,254	37,638	(384)	-1.0%
Other operating	109,403	178,174	(68,771)	-38.6%

Total operating expenses	622,571	703,076	(80,505)	-11.5%

Loss from operations	(587,247)	(339,654)	(247,593)	72.9%

Other expense:
Interest expense	(44,276)	(21,518)	(22,758)	105.8%

Net loss from continuing operations	(631,523)	(361,172)	(270,351)	74.9%

Discontinued operations:
Loss from operations	(31,336)	(1,437,371)	1,406,035	-97.8%

Net loss	(662,859)	(1,798,543)	1,135,684	-63.1%

Net loss attributable to noncontrolling interest	13,161	603,696	(590,535)	-97.8%

Net loss attributable to Vystar	$(649,698)	$(1,194,847)	$545,149	-45.6%

Revenues

Revenues for the six months ended June 30, 2024 and 2023 were $75,676 and $446,033, respectively, for a decrease of $370,357 or 83%. The decrease in revenues was due in part to the Company’s internal reorganization. Jamie Rotman took over as CEO to refocus the Company on Vystar’s two main product lines, RxAir and Vytex. Her focus was additionally to complete the move-out of the Rotmans 250,000 sq ft facility and relocate the inventory. Another one of her objectives was to bring the internal reporting systems up to date including procedures to make future reporting and external audits run smoothly. The decrease was also attributable to decreased sales allowances in 2023.

The Company reported gross profit of $35,324 for the six-month period ended June 30, 2024 compared to gross profit of $363,422 for the six-month period ended June 30, 2023, a decrease of $328,098 or 90.3%. The decrease in gross profit is due to adjustments for internal sales reserves in the six-month period ended June 30, 2023.

The cost of revenue for the six months ended June 30, 2024 and 2023 was $40,352 and $82,611, respectively, a decrease of $42,259 or 51.2%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising and other operating expenses. The Company’s operating expenses were $622,571 and $703,076 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $80,505 or 11.5%. The decrease was due in part to reduced salaries and commissions.

Other Expense

Other expense for the six months ended June 30, 2024 and 2023 consisted of interest expense of $44,276 and $21,518, respectively, an increase of $22,758 or 105.8%. The increase was due to accrued interest and amortization of debt discount on related party debt issued in June 2024.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2024 and 2023 was $31,336 and $1,437,371, respectively, for a decrease of $1,406,035 or 97.8%. The decrease was attributable to the final winding down of expenses in 2024.

Net Loss

Net loss was $662,859 and $1,798,543 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $1,135,684 or 63.1%. Net loss for the six months ended June 30, 2024 versus net loss in the same period in 2023 decreased due to a significantly reduced loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2024, the Company had cash of $23,321 and a deficit in working capital of approximately $6.3 million. Further, at June 30, 2024, the accumulated deficit amounted to approximately $61.3 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $80,353 for the six months ended June 30, 2024 as compared to net cash used in operating activities of $165,192 for the six months ended June 30, 2023. During the six months ended June 30, 2024, cash used in operations was primarily due to the net loss offset non-cash related add-back of share-based compensation expense, depreciation and amortization.

Net cash provided by investing activities was $1,000 for the six months ended June 30, 2024, as compared to net cash of $579,483 provided by investing activities during the six months ended June 30, 2023. Both sources represented proceeds from the sale of property and equipment from discontinued operations.

Net cash provided by financing activities was $61,986 during the six months ended June 30, 2024, as compared to cash used in of $369,261 during the six months ended June 30, 2023. During the six months ended June 30, 2024, cash was provided by discontinued operations of $61,986. During the six months ended June 30, 2023, cash was provided by related party advances of $33,343 and used in discontinued operations in the amount of $402,604.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2024 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2024. Such conclusion was reached based on the following material weaknesses noted by management:

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

VYSTAR CORPORATION

Date: October 29, 2024	By:	/s/ Jamie Rotman
Jamie Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

