Form 10-Q
period 2024-09-30
Vystar Corp
filed 2024-11-13
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of November 13, 2024

Common Stock, $0.0001 par value per share	13,290,972 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$27,772	$35,442
Accounts receivable	11,373	4,251
Inventories	78,312	43,821
Prepaid expenses and other	301,105	348,275
Assets of discontinued operations	6,402	60,213

Total current assets	424,964	492,002

Property and equipment, net	65,625	97,719

Other assets:
Intangible assets, net	98,868	122,655

Total assets	$589,457	$712,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,232,434	$1,071,604
Accrued expenses	533,099	450,438
Stock subscription payable	2,818,841	2,388,926
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	375,042	356,472
Related party debt - current maturities, net of debt discount	549,551	176,872
Derivative liabilities	250,000	-
Unearned revenue	44,337	44,379
Related party advances	86,254	75,281
Liabilities of discontinued operations	1,829,662	1,350,910

Total current liabilities	7,719,220	5,914,882

Long-term liabilities:
Related party advances	-	343,694
Liabilities of discontinued operations	2,918,005	3,494,005

Total long-term liabilities	2,918,005	3,837,699

Total liabilities	10,637,225	9,752,581

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at September 30, 2024 and December 31, 2023 (liquidation preference of $185,000 and $179,000 at September 30, 2024 and December 31, 2023, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 336,131 and 370,969 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $2,867,000 and $2,970,000 at September 30, 2024 and December 31, 2023, respectively)	34	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at September 30, 2024 and December 31, 2023 (liquidation preference of $6,109,000 and $5,733,000 at September 30, 2024 and December 31, 2023, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 13,291,272 and 12,942,892 shares issued at September 30, 2024 and December 31, 2023, respectively, and 13,290,972 and 12,942,592 shares outstanding at September 30, 2024 and December 31,2023, respectively	1,329	1,294
Additional paid-in capital	53,361,893	53,361,925
Accumulated deficit	(61,610,187)	(60,612,738)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(8,246,768)	(7,249,319)

Noncontrolling interest	(1,801,000)	(1,790,886)

Total stockholders’ deficit	(10,047,768)	(9,040,205)

Total liabilities and stockholders’ deficit	$589,457	$712,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$53,094	$60,350	$128,770	$506,383

Cost of revenue	17,092	5,585	57,444	88,196

Gross profit	36,002	54,765	71,326	418,187

Operating expenses:
Salaries and commissions	1,142	70,916	8,633	200,127
Share-based compensation	143,751	107,630	429,915	353,744
Professional fees	65,433	35,622	216,232	97,333
Advertising	-	3,745	962	13,971
Rent	10,250	20,001	40,748	60,003
Depreciation and amortization	18,627	18,819	55,881	56,457
Other operating	54,563	116,731	163,966	294,905

Total operating expenses	293,766	373,464	916,337	1,076,540

Loss from operations	(257,764)	(318,699)	(845,011)	(658,353)

Other expense:
Interest expense	(94,196)	(12,918)	(138,472)	(34,436)

Net loss from continuing operations	(351,960)	(331,617)	(983,483)	(692,789)

Discontinued operations:
Income (loss) from operations	7,256	(598,014)	(24,080)	(2,035,385)

Net loss	(344,704)	(929,631)	(1,007,563)	(2,728,174)

Net (income) loss attributable to noncontrolling interest	(3,047)	251,166	10,114	854,862

Net loss attributable to Vystar	$(347,751)	$(678,465)	$(997,449)	$(1,873,312)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.07)	$(0.05)
Net loss from discontinued operations	$0.00	$(0.05)	$(0.00)	$(0.16)
Net loss attributable to noncontrolling interest	$0.00	$(0.02)	$(0.00)	$(0.07)
Net loss attributable to common shareholders	$(0.03)	$(0.05)	$(0.08)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	13,290,972	12,942,592	13,283,315	12,942,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Attributable to Vystar
	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Common	Common	Additional Paid-in	Accumulated	Number of Treasury	Treasury	Total Vystar Stockholders’	Noncontrolling	Total Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(60,612,738)	(300)	$(30)	$(7,249,319)	$(1,790,886)	$(9,040,205)

Preferred stock conversion to common stock			(34,838)	(3)			348,380	35	(32)				-		-

Net loss	-	-	-	-	-	-	-	-	-	(362,374)	-	-	(362,374)	(12,344)	(374,718)

Ending balance March 31, 2024	8,698	1	336,131	34	1,917,973	192	13,290,972	1,329	53,361,893	(60,975,112)	(300)	(30)	(7,611,693)	(1,803,230)	(9,414,923)

Net loss	-	-	-	-	-	-	-	-	-	(287,324)	-	-	(287,324)	(817)	(288,141)

Ending balance June 30, 2024	8,698	1	336,131	34	1,917,973	192	13,290,972	1,329	53,361,893	(61,262,436)	(300)	(30)	(7,899,017)	(1,804,047)	(9,703,064)

Net income (loss)	-	-	-	-	-	-	-	-	-	(347,751)	-	-	(347,751)	3,047	(344,704)

Ending balance September 30, 2024	8,698	$1	336,131	$34	1,917,973	$192	13,290,972	$1,329	$53,361,893	$(61,610,187)	(300)	$(30)	$(8,246,768)	$(1,801,000)	$(10,047,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Attributable to Vystar
	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Common	Common	Additional Paid-in	Accumulated	Number of Treasury	Treasury	Total Vystar Stockholders’	Noncontrolling	Total Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(766,347)	-	-	(766,347)	(510,729)	(1,277,076)

Ending balance March 31, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,135,215)	(300)	(30)	(2,771,796)	773,910	(1,997,886)

Net loss	-	-	-	-	-	-	-	-	-	(428,500)	-	-	(428,500)	(92,967)	(521,467)

Ending balance June 30, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(56,563,715)	(300)	(30)	(3,200,296)	680,943	(2,519,353)

Net loss	-	-	-	-	-	-	-	-	-	(678,465)	-	-	(678,465)	(251,166)	(929,631)

Ending balance September 30, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(57,242,180)	(300)	$(30)	$(3,878,761)	$429,777	$(3,448,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,007,563)	$(2,728,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	429,915	353,744
Depreciation	32,094	47,083
Bad debts	-	8,766
Amortization of intangible assets	23,787	23,787
Noncash lease expense	-	234,693
Amortization of debt discount	92,308	-
Expenses paid directly by related party debt	140,473	-
Expenses paid directly by related party advances	29,974	-
Gain on settlement of debt, net	(8,838)	(39,770)
Gain on sale of property and equipment	(1,000)	(213,776)
(Increase) decrease in assets:
Accounts receivable	(7,122)	(13,271)
Inventories	(34,491)	90,458
Prepaid expenses and other	47,170	(5,813)
Assets of discontinued operations	44,565	2,849,123
Increase (decrease) in liabilities:
Accounts payable	160,830	213,129
Accrued expenses and interest payable	128,434	(352,420)
Unearned revenue	(42)	(100)
Liabilities of discontinued operations	(150,396)	(630,952)

Net cash used in operating activities	(79,902)	(163,493)

Cash flows from investing activities:
Cash flows provided by discontinued operations	1,000	579,483

Cash flows from financing activities:
Proceeds from related party advances	-	101,716
Cash flows provided by (used in) discontinued operations	61,986	(387,500)

Net cash provided by (used in) financing activities	61,986	(285,784)

Net increase (decrease) in cash	(16,916)	130,206

Cash - beginning of period	50,354	135,599
Less: cash of discontinued operations	(5,666)	(219,854)

Cash of continuing operations - end of period	$27,772	$45,951

Cash paid during the period for:
Interest	$391	$15,633

Non-cash transactions:
Related party advances converted to term debt	$362,695	$-
Related party term debt issuance costs	50,000	-
Derivatives issued as a debt discount	250,000	-
Rotmans operating lease right-of-use asset and related liability adjusted for lease modification	-	849,534

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and September 30, 2024 and are level 3 measurements. There have been no transfers between levels during the three months ended September 30, 2024.

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

Accounts Receivable, Net

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2024 and December 31, 2023, the Company has recorded an allowance for doubtful accounts of $5,450.

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

Inventories consist of the following:

	September 30,	December 31,
	2024	2023

Finished goods	$442,312	$559,821

Obsolescence reserve	(364,000)	(516,000)

Total inventories	$78,312	$43,821

The Company reduced its obsolescence reserve by $131,000 and $152,000, for the three and nine months ended September 30, 2024, respectively. The significant reduction was attributable to the sale of Vytex inventory in bulk in August 2024.

The Company reduced its obsolescence reserve by approximately $11,000 for the three months ended September 30, 2023 and increased its reserve by approximately $14,000 for the nine months ended September 30, 2023.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of September 30, 2024, the net balance of property and equipment is $65,625 with accumulated depreciation of $276,778. As of December 31, 2023, the net balance of property and equipment is $97,719 with accumulated depreciation of $244,684.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the nine months ended September 30, 2024 and 2023, we did not recognize any impairment of our long-lived assets.

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

Unearned Revenue

Unearned revenue consists of customer advance payments. During the three months ended September 30, 2024, the Company recognized unearned revenue of $42. The Company did not recognize any unearned revenue for the three months ended September 30, 2023. Changes to unearned revenue during the nine months ended September 30, 2024 and 2023 are summarized as follows:

	2024	2023

Balance, beginning of the period	$44,379	$44,479

Revenue earned	(42)	(100)

Balance, end of the period	$44,337	$44,379

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three and nine months ended September 30, 2024 and 2023, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were options to purchase 14,044 and 22,354 shares of common stock for the three and nine months ended September 30, 2024 and 2023, respectively, as their effect would be anti-dilutive. Warrants to purchase 27,000 and 42,000 shares of common stock for the three and nine months ended September 30, 2024 and 2023, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 27,538,250 and 25,665,878 shares of common stock for the three and nine months ended September 30, 2024 and 2023, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the three and nine months ended September 30, 2024 and 2023 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of September 30, 2024 and December 31, 2023, reserves for estimated sales returns totaled $14,000 and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three and nine months ended September 30, 2024 and 2023, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,000 and $14,000 for the nine months ended September 30, 2024 and 2023, respectively. There were no advertising costs during the three months ended September 30, 2024 and approximately $4,000 in advertising costs for the three months ended September 30, 2023.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three and nine months ended September 30, 2024 and 2023.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At September 30, 2024, the Company had cash of $27,772 and a deficit in working capital of approximately $7.3 million. Further, at September 30, 2024, the accumulated deficit amounted to approximately $61.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(276,778)	(244,684)

Property and equipment, net	$65,625	$97,719

Depreciation expense for the three months ended September 30, 2024 and 2023 was $10,698 and $10,890, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $32,094 and $32,670, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	September 30,	December 31,	Period
	2024	2023	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(297,488)	(273,701)

Intangible assets, net	89,796	113,583
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$98,868	$122,655

Amortization expense for the three and nine months ended September 30, 2024 and 2023 was $7,929 and $23,787, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2024	$7,929
2025	24,652
2026	16,032
2027	16,032
2028	13,232
Thereafter	11,919

Total	$89,796

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and have monthly base rents which range from $800 to $84,000.

With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at September 30, 2024 and December 31, 2023. With the decision to forego future subleasing of the Rotmans facility in December 2023, and subsequent departure from the facility in late January 2024, an impairment loss of $5,240,946 was recognized in December 2023 for its right-of use asset. Rotmans was not formally relieved of its lease obligations totaling $4,436,005 as of September 30, 2024.

The table below presents the lease costs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating lease cost	$-	$151,995	$-	$458,245

Finance lease cost:

Amortization of right-of-use assets	-	-	-	-
Interest on lease liabilities	-	-	-	-

Total lease cost	$-	$151,995	$-	$458,245

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

The following table presents other information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$-	$228,415	$-	$691,839
Financing cash flows used for financing leases	-	-	-	-

Assets obtained in exchange for operating lease liabilities	-	-	-	-

Assets obtained in exchange for finance lease liabilities	-	-	-	-

Weighted average remaining lease term:
Operating leases	4 years	5.3 years	4 years	5.3 years
Finance leases	-	2.7 years	-	2.7 years

Weighted average discount rate:
Operating leases	7.15%	7.21%	7.15%	7.21%
Finance leases	-	5.16%	-	5.16%

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2024 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Operating Leases

Remainder of 2024	$1,228,372
2025	1,000,980
2026	1,000,980
2027	1,000,980
2028	1,000,980

Total undiscounted lease liabilities	5,232,292
Less: imputed interest	(796,287)

Net lease liabilities	$4,436,005

As of September 30, 2024, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	September 30,	December 31,
	2024	2023

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	65,542	46,972

	375,042	356,472

Less: current maturities	(375,042)	(356,472)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at September 30, 2024 and December 31, 2023.

During the year ended December 31, 2021, the Company issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes were outstanding as of September 30, 2024. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs.

The Company recorded accrued interest of $6,190 and $5,314 for the three months ended September 30, 2024 and 2023, respectively, on these notes. Accrued interest for the nine months ended September 30, 2024 and 2023 totaled $18,570 and $13,344, respectively, on these notes.

Related Party Debt

The following table summarizes related party debt:

	September 30,	December 31,
	2024	2023

Rotman Family convertible notes	$558,167	$5,000
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	59,075	31,872
Debt discount	(207,691)	-

	549,551	176,872
Less: current maturities	(549,551)	(176,872)

	$-	$-

Rotman Family Convertible Notes

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at September 30, 2024 and December 31, 2023. The Company recorded accrued interest of $100 and $84 for the three months ended September 30, 2024 and 2023, respectively, on this note. Accrued interest for the nine months ended September 30, 2024 and 2023 totaled $300 and $209, respectively, on this note.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar Consulting, Inc. (“Blue Oar”). The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $362,695 through May 31, 2024 are rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. No payments have been made through October 2024. The maturity date can be extended for six months to January 1, 2026 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee plus a $75,000 fee if not paid in full with common shares. In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000. The balance of the note payable including accrued interest and debt discount to Blue Oar is approximately $367,000 at September 30, 2024. The Company recorded accrued interest of $16,859 and $21,653 for the three and nine months ended September 30, 2024, respectively, on this note. Based on the variable redemption feature, the Company recorded a derivative liability of $250,000 at September 30, 2024.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
			September 30,	December 31,
	Issue Date	Principal Amount	2024	2023
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$5,964	$5,664
Blue Oar 12% note due July 2025	6/1/2024	553,167	574,820	-

		$558,167	580,784	5,664
Less: debt discount			(207,691)	-

			373,093	5,664
Less: current maturities			(373,093)	(5,664)

			$-	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at September 30, 2024. The balance of the note payable including accrued interest to Bernard Rotman is approximately $176,000 and $171,000 at September 30, 2024 and December 31, 2023, respectively. Accrued interest for the three and nine months ended September 30, 2024 and 2023 totaled $1,750 and $5,250, respectively.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			September 30,	December 31,
	Issue Date	Principal Amount	2024	2023
Bernard Rotman 5% note due July 2023	7/18/2019	$140,000	$176,458	$171,208

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

The following table summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

Balance, December 31, 2023	$-

Initial measurement of liabilities	250,000

Balance, September 30, 2024	$250,000

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of September 30, 2024 and December 31, 2023, the liquidation preference totals approximately $185,000 and $179,000, respectively.

As of September 30, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $98,000 and could be converted into 36,270 shares of common stock, at the option of the holder.

As of December 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $92,000 and could be converted into 34,993 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of September 30, 2024 and December 31, 2023, the liquidation preference totals approximately $2,867,000 and $2,970,000, respectively.

During the nine months ended September 30, 2024, 34,838 shares of outstanding preferred stock were converted into 348,380 shares of common stock.

As of September 30, 2024, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $514,000 and could be converted into 4,096,194 shares of common stock, at the option of the holder.

As of December 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $373,000 and could be converted into 4,242,259 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of September 30, 2024 and December 31, 2023, the liquidation preference totals approximately $6,109,000 and $5,733,000, respectively.

As of September 30, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,103,000 and could be converted into 22,922,353 shares of common stock, at the option of the holder.

As of December 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $727,000 and could be converted into 23,405,787 shares of common stock, at the option of the holder.

Common Stock and Warrants

Included in stock subscription payable at September 30, 2024, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At September 30, 2024 and December 31, 2023, the Company recorded $2,818,841 and $2,388,926, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended September 30, 2024 and December 31, 2023:

	Amount	Shares

Balance, January 1, 2023	$1,655,208	2,131,876
Additions	733,718	131,198,696
Issuances	-	-

Balance, December 31, 2023	2,388,926	133,330,572
Additions	429,915	51,142,613
Issuances	-	-

Balance, September 30, 2024	$2,818,841	184,473,185

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$14,483	27.3	$35,972	59.6	$72,753	56.5	$459,837	90.8
Mattresses and Toppers	37,311	70.3	16,405	27.2	52,228	40.6	36,311	7.2
Royalties and other	1,300	2.4	7,973	13.2	3,789	2.9	10,235	2.0
	$53,094	100.0	$60,350	100.0	$128,770	100.0	$506,383	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $429,915 and $353,744 of stock-based compensation for the nine months ended September 30, 2024 and 2023, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation of $143,751 and $107,630, respectively. Included in stock subscription payable is accrued stock-based compensation of $2,548,841 and $2,118,926 at September 30, 2024 and December 31, 2023, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, there were no share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of September 30, 2024 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At September 30, 2024, there are 22,518 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of September 30, 2024. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of September 30, 2024. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three and nine months ended September 30, 2024 and 2023, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2024:

		Weighted	Weighted Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2023	42,000	$7.17	2.15

Granted	-	-	-

Exercised	-	-	-

Forfeited	(15,000)	$3.44	-

Outstanding, September 30, 2024	27,000	$5.41	1.43

Exercisable, September 30, 2024	27,000	$5.41	1.43

As of September 30, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the nine months ended September 30, 2024:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Exercise	Contractual
	of Shares	Fair Value	Price	Life (Years)

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	(7,476)	-	$8.37	-

Outstanding, September 30, 2024	14,044	-	$6.76	0.79

Exercisable, September 30, 2024	14,044	-	$6.76	0.79

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

During the three and nine months ended September 30, 2024, the Company expensed approximately $50,000 and $211,000, respectively, related to this employment agreement. As of September 30, 2024, the Company had a stock subscription payable balance of $210,980 or approximately 18,874,000 shares of common stock.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of September 30, 2024, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

During the nine months ended September 30, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. There were no advances or expenses paid during the three months ended September 30, 2024. The advances are due on demand as repayment terms have not yet been finalized.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the son of the Company’s former CEO, Steven Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the three and nine months ended September 30, 2024, the Company expensed approximately $94,000 and $354,000, respectively, related to the consulting agreement. As of September 30, 2024, the Company had a stock subscription payable balance of $1,249,000, or approximately 104,881,000 shares. In addition, the Company has a liability of $360,000 for consulting expenses in accounts payable.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the three and nine months ended September 30, 2024, commissions of $223 and $2,571 were due to Dr. Stone and included in accrued expenses in the condensed consolidated balance sheets. There were no commissions earned in the three and nine months ended September 30, 2023.

Former Officer and Director

Steven Rotman

As of September 30, 2024, the Company had a stock subscription payable balance of $952,593, or approximately 60,556,000 shares to be issued in the future and $153,155 of reimbursable expenses payable and $81,482 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at September 30, 2024 and December 31, 2023 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

During the nine months ended September 30, 2024, Steven Rotman paid Vystar expenses totaling $2,179 and advanced Rotmans funds totaling $61,986. There were no advances or expenses paid during the three months ended September 30, 2024. As of September 30, 2024, $77,460 and $61,986 is due Steve Rotman from Vystar and Rotmans, respectively. The advances are due on demand as repayment terms have not yet been finalized.

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

During the nine months ended September 30, 2024, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

During the three months ended September 30, 2024, the Company made approximately 38% of its sales to one customer. There were no major vendors during the three months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company made approximately 57% of its sales to two customers. Included in accounts receivable is $4,915 at September 30, 2024 from one of the major customers. In addition, the Company made 100% of its purchases from one major vendor. Include in accounts payable is $670 due to the vendor at September 30, 2024.

During the three months ended September 30, 2023, there were no major customers or vendors.

During the nine months ended September 30, 2023, the Company made approximately 21% of its sales to one customer. Included in accounts payable is $1,429 at September 30, 2023 due to the customer for returned merchandise. There were no major vendors during the nine months ended September 30, 2023.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the three and nine months ended September 30, 2024 and 2023 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three and Nine Months Ended
	September 30,
	2024	2023

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of September 30, 2024 and December 31, 2023 are as follows:

	2024	2023

NOL carryforwards	$8,100,000	$8,000,000

Less valuation allowance	(8,100,000)	(8,000,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $38,500,000 as of September 30, 2024, of which approximately $18,400,000 expires beginning in 2024 and $20,100,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,400,000 and $19,900,000 as of September 30, 2024 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

In addition, as of September 30, 2024, Rotmans has a net operating loss carryforward of approximately $6,200,000 for federal income tax purposes of which $1,800,000 expires beginning in 2029 and $4,400,000 can be carried forward indefinitely. Rotmans has a state operating loss carryforward of approximately $5,300,000 which expires beginning in 2038.

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

The loss from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$157,479

Cost of revenue	-	-	-	122,650

Gross profit	-	-	-	34,829

Operating expenses:
Salaries, wages and benefits	-	90,495	-	457,120
Professional fees	-	93,795	17,351	215,487
Advertising	-	206	-	66,662
Rent	-	332,197	-	693,040
Service charges	-	417	170	21,336
Depreciation and amortization	-	4,589	-	14,413
Other operating	-	59,735	16,218	710,973

Total operating expenses	-	581,434	33,739	2,179,031

Loss from operations	-	(581,434)	(33,739)	(2,144,202)

Other income (expense):
Interest expense	-	(76,419)	(192)	(236,858)
Gain on settlement of debt, net	7,256	-	8,838	39,770
Gain on sale of property and equipment	-	-	1,000	213,776
Other income	-	59,839	13	92,129

Total other income (expense), net	7,256	(16,580)	9,659	108,817

Net income (loss) from discontinued operations	$7,256	$(598,014)	$(24,080)	$(2,035,385)

Details of the balance sheet items for discontinued operations are as follows:

	September 30,	December 31,
	2024	2023

Current assets:
Cash	$5,666	$14,912
Other receivables	-	33,334
Prepaid expenses and other	736	11,967

Total current assets	$6,402	$60,213

Current liabilities:
Accounts payable	$249,676	$346,924
Security deposits	-	61,986
Related party advances	61,986	-
Operating lease liabilities - current maturities	1,518,000	942,000

Total current liabilities	$1,829,662	$1,350,910

Non-current liabilities:
Operating lease liabilities, net of current maturities	$2,918,005	$3,494,005

The condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	Nine Months Ended
	September 30,
	2024	2023

Depreciation	$-	$14,413
Bad debts	-	4,537
Noncash lease expense	-	234,693
Gain on settlement of debt, net	(8,838)	(39,770)
Gain on sale of property and equipment	(1,000)	(213,776)

NOTE 17 - SUBSEQUENT EVENTS

Blue Oar has advanced the Company funds totaling $64,500 in October and $23,500 in November, through the filing date, under a term convertible promissory note dated June 1, 2024. See Note 7 for note details.

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

Vytex researcher Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting the new economic circumstances, including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability program (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation is available on vytex.com.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 with the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$53,094	$60,350	$(7,256)	-12.0%

Cost of revenue	17,092	5,585	11,507	206.0%

Gross profit	36,002	54,765	(18,763)	-34.3%

Operating expenses:
Salaries and commissions	1,142	70,916	(69,774)	-98.4%
Share-based compensation	143,751	107,630	36,121	33.6%
Professional fees	65,433	35,622	29,811	83.7%
Advertising	-	3,745	(3,745)	-100.0%
Rent	10,250	20,001	(9,751)	-48.8%
Depreciation and amortization	18,627	18,819	(192)	-1.0%
Other operating	54,563	116,731	(62,168)	-53.3%

Total operating expenses	293,766	373,464	(79,698)	-21.3%

Loss from operations	(257,764)	(318,699)	60,935	-19.1%

Other expense:
Interest expense	(94,196)	(12,918)	(81,278)	629.2%

Net loss from continuing operations	(351,960)	(331,617)	(20,343)	6.1%

Discontinued operations:
Income (loss) from operations	7,256	(598,014)	605,270	-101.2%

Net loss	(344,704)	(929,631)	584,927	-62.9%

Net (income) loss attributable to noncontrolling interest	(3,047)	251,166	(254,213)	-101.2%

Net loss attributable to Vystar	$(347,751)	$(678,465)	$330,714	-48.7%

Revenues

Revenues for the three months ended September 30, 2024 and 2023 were $53,094 and $60,350, respectively, for a decrease of $7,256 or 12%. The decrease in revenues was partly due to the Company’s internal reorganization. Jamie Rotman took over as CEO to refocus the Company on Vystar’s two main product lines, RxAir and Vytex. Another objective was to bring the internal reporting systems up to date including procedures to make future reporting and external audits run smoothly.

The Company reported gross profit of $36,002 for the three-month period ended September 30, 2024 compared to gross profit of $54,765 for the three-month period ended September 30, 2023, a decrease of $18,763 or 34.3%. The decrease in gross profit is due to adjustments for internal inventory reserves in the three-month period ended September 30, 2023 which increased gross profit for the period.

The cost of revenue for the three months ended September 30, 2024 and 2023 was $17,092 and $5,585, respectively, an increase of $11,507 or 206%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising and other operating expenses. The Company’s operating expenses were $293,766 and $373,464 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $79,698 or 21.3%. The decrease was due in part to reduced salaries and commissions.

Other Expense

Other expense for the three months ended September 30, 2024 and 2023 consisted of interest expense of $94,196 and $12,918, respectively, an increase of $81,278 or 629.2%. The increase was due to a new term debt note with a related party for accrued interest and amortization of the debt discount.

Discontinued Operations

Income (loss) from discontinued operations for the three months ended September 30, 2024 and 2023 was $7,256 and ($598,014), respectively, for a decrease of $605,270 or 101.2%. The decrease was attributable to the final winding down of expenses in 2024 and settlement of liabilities.

Net Loss

Net loss was $344,704 and $929,631 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $584,927 or 62.9%. Net loss in the quarter ended September 30, 2024 versus net loss in the same period in 2023 decreased due to discontinued operations.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2024 with the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$128,770	$506,383	$(377,613)	-74.6%

Cost of revenue	57,444	88,196	(30,752)	-34.9%

Gross profit	71,326	418,187	(346,861)	-82.9%

Operating expenses:
Salaries and commissions	8,633	200,127	(191,494)	-95.7%
Share-based compensation	429,915	353,744	76,171	21.5%
Professional fees	216,232	97,333	118,899	122.2%
Advertising	962	13,971	(13,009)	-93.1%
Rent	40,748	60,003	(19,255)	-32.1%
Depreciation and amortization	55,881	56,457	(576)	-1.0%
Other operating	163,966	294,905	(130,939)	-44.4%

Total operating expenses	916,337	1,076,540	(160,203)	-14.9%

Loss from operations	(845,011)	(658,353)	(186,658)	28.4%

Other expense:
Interest expense	(138,472)	(34,436)	(104,036)	302.1%

Net loss from continuing operations	(983,483)	(692,789)	(290,694)	42.0%

Discontinued operations:
Loss from operations	(24,080)	(2,035,385)	2,011,305	-98.8%

Net loss	(1,007,563)	(2,728,174)	1,720,611	-63.1%

Net loss attributable to noncontrolling interest	10,114	854,862	(844,748)	-98.8%

Net loss attributable to Vystar	$(997,449)	$(1,873,312)	$875,863	-46.8%

Revenues

Revenues for the nine months ended September 30, 2024 and 2023 were $128,770 and $506,383, respectively, for a decrease of $377,613 or 74.6%. The decrease in revenues was due in part to the Company’s internal reorganization. Jamie Rotman took over as CEO to refocus the Company on Vystar’s two main product lines, RxAir and Vytex. Her focus was additionally to complete the move-out of the Rotmans 250,000 sq ft facility and relocate the inventory. Another one of her objectives was to bring the internal reporting systems up to date including procedures to make future reporting and external audits run smoothly. The decrease was also attributable to decreased sales allowances in 2023.

The Company reported gross profit of $71,326 for the nine-month period ended September 30, 2024 compared to gross profit of $418,187 for the nine-month period ended September 30, 2023, a decrease of $346,861 or 82.9%. The decrease in gross profit is due to adjustments for internal sales reserves in the nine-month period ended September 30, 2023.

The cost of revenue for the nine months ended September 30, 2024 and 2023 was $57,444 and $88,196, respectively, a decrease of $30,752 or 34.9%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as advertising and other operating expenses. The Company’s operating expenses were $916,337 and $1,076,540 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $160,203 or 14.9%. The decrease was due in part to reduced salaries and commissions.

Other Expense

Other expense for the nine months ended September 30, 2024 and 2023 consisted of interest expense of $138,472 and $34,436, respectively, an increase of $104,036 or 302.1%. The increase was due to accrued interest and amortization of debt discount on related party debt issued in June 2024.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2024 and 2023 was $24,080 and $2,035,385, respectively, for a decrease of $2,011,305 or 98.8%. The decrease was attributable to the final winding down of expenses in 2024.

Net Loss

Net loss was $1,007,563 and $2,728,174 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,720,611 or 63.1%. Net loss for the nine months ended September 30, 2024 versus net loss in the same period in 2023 decreased due to a significantly reduced loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At September 30, 2024, the Company had cash of $27,772 and a deficit in working capital of approximately $7.3 million. Further, at September 30, 2024, the accumulated deficit amounted to approximately $61.6 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $79,902 for the nine months ended September 30, 2024 as compared to net cash used in operating activities of $163,493 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash used in operations was primarily due to the net loss offset non-cash related add-back of share-based compensation expense, depreciation, amortization and expenses paid directly by related party debt and advances.

Net cash provided by investing activities was $1,000 for the nine months ended September 30, 2024, as compared to net cash of $579,483 provided by investing activities during the nine months ended September 30, 2023. Both sources represented proceeds from the sale of property and equipment from discontinued operations.

Net cash provided by financing activities was $61,986 during the nine months ended September 30, 2024, as compared to cash used in of $285,784 during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash was provided by discontinued operations of $61,986. During the nine months ended September 30, 2023, cash was provided by related party advances of $101,716 and used in discontinued operations in the amount of $387,500.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended September 30, 2024 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2024. Such conclusion was reached based on the following material weaknesses noted by management:

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

VYSTAR CORPORATION

Date: November 13, 2024	By:	/s/ Jamie Rotman
Jamie Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

