Form 10-K
period 2024-12-31
Vystar Corp
filed 2025-04-14
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2024) was $90,142. See Item 12.

As of April 11, 2025, there were 17,400,614 shares of the registrant’s common stock outstanding.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2024

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

Overview

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts. Vystar is the owner and manufacturer of multiple brands of eco-friendly products for the home, office and medical sectors. The Company is focused on three main brands Vytex, RXAIR, and Fluid Energy Conversion (FEC).

VYTEX

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

RXAIR

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

FEC

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

The RxAir product line includes:

●	RXair™ Residential Filterless Air Purifier

●	RX400 ™ U.S. Food and Drug Administration (“FDA”) cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier (not currently in production)

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

In July of 2019, Vystar acquired 58% of the outstanding shares of common stock of Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), formerly one of the largest independent furniture retailers in the U.S. Rotmans sold a broad line of residential furniture and decorative accessories and served customers throughout the New England region. The acquisition enabled Vystar to capitalize on the infrastructure already in place at Rotmans for accounting, retail sales facilities and staff, customer service, warehousing, and delivery. Rotmans closed its showroom and discontinued its operations at the end of 2022.

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

Employees

As of December 31, 2024, Vystar had one employee.

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

At December 31, 2024 our cash position was $7,712 and we had an accumulated deficit of $59,289,003. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

Cybersecurity risks could adversely affect the Company’s operating effectiveness and operating results.

The Company uses computers in substantially all aspects of its business operations. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. While we have not experienced cybersecurity incidents that materially impacted our operating results and financial condition, it is not uncommon for a company to be subjected to cyber-attacks or other malicious efforts to cause a cyber incident. The possible consequences of such an attack include but are not limited to loss of data, damage to the Company’s reputation, interruptions to our operations, and/or the need to pay ransom. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2024, we had federal net operating loss (“NOL”) carry-forwards of approximately $39 million ($38 million for 2023) available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2024; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

In the current digital environment, companies may be the target of cyber-attacks or other malicious efforts to cause a cyber incident. These cyber incidents can include, but not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The possible consequences of such an attack include but are not limited to loss of data, damage to the Company’s reputation, interruptions to our operations, and/or the need to pay ransom. Historically, we have not experienced cybersecurity incidents that materially impacted our business strategy, operating results and financial condition but we cannot guarantee a future cybersecurity incident would not materially impact us.

To manage our cyber risk, we have engaged in a third-party service provider who is responsible for upgrading software and hardware to those with the greatest security protections. We also utilize multi-factor authentication processes for system access. Our data is stored on secure servers and protected by encryption by our providers. Our credit card sales are processed through one of the larger payment processing companies in the U.S. As such, we do not maintain any personal data in our systems.

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

Both parties filed their final briefs in March 2025 with the Second Circuit Court of Appeals and we await the decision of the Court.

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

	High	Low
December 31, 2023

First Quarter	$0.19	$0.08

Second Quarter	$0.09	$0.03

Third Quarter	$0.06	$0.00

Fourth Quarter	$0.14	$0.00

December 31, 2024

First Quarter	$0.09	$0.02

Second Quarter	$0.06	$0.00

Third Quarter	$0.08	$0.00

Fourth Quarter	$0.08	$0.00

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2024, there were 212 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Common Stock and Warrant Grants

There were no common stock and warrant grants issued from January 1, 2024 through December 31, 2024.

Stock Option Grants

There were no stock option grants issued from January 1, 2024 through December 31, 2024.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

The Company received $90,634 from a revolving term convertible promissory note with Blue Oar Consulting, Inc. during the three months ended December 31, 2024.

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

The RxAir product line includes:

●	RxAir™ Residential Filterless Air Purifier

●	RX400 ™ FDA cleared Class II Filterless Air Purifier

●	RX3000™ Commercial FDA cleared Class II Air Purifier (not currently in production)

Vystar produces the RxAir product line with a world-class manufacturer and an expert U.S. engineer with a full understanding of the RxAir technology. Vystar sells RxAir residential and commercial units via distributors, online and through retail channels. Vystar has assembled a distribution network for sales of RX400 and RX800, our newest unit to the healthcare and medical markets. Vystar also sells the ViraTec replacement cartridge for approximately 25,000 units that have been previously sold. The RX3000, our largest unit, has been reengineered and samples of those units in stock. We are not producing more of those at this time. We have engineered the RX300 a smaller version of our unit and hope to be in production with that unit in late 2025. The company also hopes to have an even smaller unit designed during 2026 for automobiles and refrigerators that has USB charging.

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

Towards the end of 2020, Vystar entered into a Market Development and Distribution Agreement with Corrie MacColl, Ltd. (“CMC Global”) to produce, develop and manage the Vytex product and supply lines. This agreement allows Vystar to expand the market for its Natural Rubber Latex products and has garnered much attention across a broad range of industries including liquid Vytex as well as the newly developed dry rubber Vytex. As of the date of this report, CMC Global has provided numerous opportunities that are in a trial basis or moving towards manufacturing trials in industries that use a significant amount of natural rubber latex, hence Vytex that now includes production size trial runs in a large dipped product consumer line starting late 2022. Vystar now has a testing supply of Vytex dry rubber for larger trials through CMC Global. The success of early trials and the shipping crisis has led to broader spectrum of manufacturers combining the potential of Cameroon production with strategically placed contract manufacturers based on geographical needs including the North American market. Also, Vystar research has shown great strides in specializing liquid Vytex (ultra-low protein latex, ULPL) to meet the immediate needs of customers such as low or no nitrosamine and others (discussed in the presentation below available in the pdf) and additional patents have been proposed to cover these findings. Research into dry rubber continues at a moderate pace as tire companies seek out alternatives to synthetics.

In Halcyon Agri (owner of CMC Global), 2020 Corporate Report: “Our group-wide innovation capabilities have enabled us to engage in innovative commercial partnerships. CMC Global is collaborating with Vystar to transform our Cameroon plantation output into ultra-pure latex with stronger molecular bond that offers enhanced strength, durability, and flexibility in the end products. This is achieved by removing non-rubber components and 99.85% of the proteins.” CMC Global continues to work with the facility at Cameroon to produce Vytex at their owned processing plant.

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

RESULTS OF OPERATIONS

Year ended December 31, 2024 compared to year ended December 31, 2023

	Year Ended December 31,
	2024	2023	$ Change	% Change

	CONSOLIDATED

Revenue	$135,969	$525,883	$(389,914)	-74.1%

Cost of revenue	66,328	141,300	(74,972)	-53.1%

Gross profit	69,641	384,583	(314,942)	-81.9%

Operating expenses:
Salaries and commissions	8,770	153,350	(144,580)	-94.3%
Share-based compensation	893,138	886,980	6,158	0.7%
Professional fees	342,527	452,134	(109,607)	-24.2%
Advertising	1,163	15,730	(14,567)	-92.6%
Consulting	180,000	221,100	(41,100)	-18.6%
Rent	51,308	-	51,308	100.0%
Service charges	1,121	12,144	(11,023)	-90.8%
Depreciation and amortization	74,506	74,883	(377)	-0.5%
Other operating	34,687	108,231	(73,544)	-68.0%

Total operating expenses	1,587,220	1,924,552	(337,332)	-17.5%

Loss from operations	(1,517,579)	(1,539,969)	22,390	-1.5%

Other income (expense):
Interest expense	(247,588)	(53,418)	(194,170)	363.5%
Gain on settlement of liabilities	77,560	596,670	(519,110)	-87.0%
Other income	15,540	-	15,540	100.0%

Total other income (expense), net	(154,488)	543,252	(697,740)	-128.4%

Net loss from continuing operations	(1,672,067)	(996,717)	(675,350)	67.8%

Discontinued operations:
Income (loss) from operations	4,192,379	(7,322,678)	11,515,057	-157.3%

Net income (loss)	2,520,312	(8,319,395)	10,839,707	-130.3%

Net (income) loss attributable to noncontrolling interest	(1,760,799)	3,075,525	(4,836,324)	-157.3%

Net income (loss) attributable to Vystar	$759,513	$(5,243,870)	$6,003,383	-114.5%

Revenues

Consolidated revenues for the year ended December 31, 2024 and 2023 were $135,969 and $525,883, respectively, for a decrease of $389,914 or 74.1%. Revenues from operations in 2023 was increased by approximately $401,000 due to decreased allowances and shipping to distributors. Without these modifications, revenues for 2024 and 2023 would be consistent year over year.

Consolidated gross profit for the year ended December 31, 2024 and 2023 was $69,641 and $384,583, respectively, for a decrease of $314,942 or 81.9%. Consolidated cost of revenue for year ended December 31, 2024 and 2023 was $66,328 and $141,300, respectively, a decrease of $74,972 or 53.1%. The decrease in gross profit and decrease in cost of revenue was primarily due to inventory and sales allowance modifications in 2023. Our allowances are conservatively stated for our inventory valuation.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management, sales and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as advertising and consulting. The Company’s consolidated operating expenses was $1,587,220 and $1,924,552 for the year ended December 31, 2024 and 2023, respectively, for a decrease of $337,332 or 17.5%. The decrease in operating expenses was due to reduced operations in 2024.

Other Income (Expense)

Other income (expense), net for the year ended December 31, 2024 and 2023 was $(154,488) and $543,252, respectively, for an decrease of $697,740 or 128.4%. Decreases in 2024 included a gain on settlement of liabilities of $77,560 as compared to $596,670 in 2023, an increase in interest expense of $194,170. which was reduced by other income of $15,540 in 2024

Discontinued Operations

Income (loss) from discontinued operations for the year ended December 31, 2024 and 2023 was $4,192,379 and $(7,322,678), respectively, for an increase of $11,515,057 or 157.3%. The increase was attributable to the derecognition of Rotmans facility lease in 2024 as compared to winding down of operations in 2023.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2024 and 2023 was $2,520,312 and $(8,319,395), respectively. Net income in 2024 includes income from discontinued operations of $4,192,379 compared to a loss from discontinued operations of $7,322,678 in 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2024, the Company had cash of $7,712 and a deficit in working capital of $5,432,726. For the year ended December 31, 2024, the Company had a net income of $2,520,312 and an accumulated deficit of $59,853,225. For the year ended December 31, 2023, the Company had a net loss of $8,319,395 and the accumulated deficit amounted to $60,612,738. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $99,962 for the year ended December 31, 2024 as compared to $442,662 for the year ended December 31, 2023. During the year ended December 31, 2024, cash used in operations was primarily due to an operating loss from operations, which was offset by expenses paid directly by related parties of approximately $261,000 and non-cash expenses of share-based compensation, depreciation and amortization.

The Company had cash flows provided by investing activities from discontinued operations of $1,000 and $592,483 during the year ended December 31, 2024 and 2023, respectively, for sales of property and equipment.

Net cash provided by financing activities was $61,986 during the year ended December 31, 2024, as compared to cash used in $235,066 during the year ended December 31, 2023. During 2024, cash of $61,986 was provided by discontinued operations. During 2023, cash was provided from the proceeds of related party advances of $152,434 and used in discontinued operations of $387,500.

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

There can be no assurances that we will be able to achieve projected levels of revenue in 2025 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2025, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

During the year ended December 31, 2024, the Company expensed approximately $440,000 related to this employment agreement. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for share-based compensation totaling $76,112. As of December 31, 2024, the Company had a stock subscription payable balance of $363,853 or approximately 24,475,000 shares of common stock to Ms. Rotman.

Blue Oar Consulting, Inc. (“Blue Oar”) provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the sister of the Company’s CEO, Jamie Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2024, the Company expensed approximately $633,000 related to the consulting agreement. Vystar issued 1,509,642 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $632,263. As of December 31, 2024, the Company had a stock subscription payable balance of $851,022, or approximately 110,407,000 shares to be issued in the future and $405,000 of consulting expenses in accounts payable to this entity.

Dr. Bryan Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2024, commissions of $2,475 were due to Dr. Stone and included in accrued expenses.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vystar Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vystar Corporation. (the “Company”) as of December 31, 2024 and 2023, and the related financial statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2024, the Company had cash of $7,712 and a deficit in working capital of approximately $5.4 million. Further, at December 31, 2024 the accumulated deficit amounted to approximately $60 million. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Macias Gini and O’Connell LLP

Walnut Creek, California

We have served as the Company’s auditor since 2020

April 14, 2025

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$7,712	$35,442
Accounts receivable, net	20,892	4,251
Inventories	72,171	43,821
Prepaid expenses and other	300,604	348,275
Assets of discontinued operations	6,057	60,213

Total current assets	407,436	492,002

Property and equipment, net	54,929	97,719

Other assets:
Intangible assets, net	90,939	122,655

Total assets	$553,304	$712,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,302,248	$1,071,604
Accrued expenses	453,105	450,438
Stock subscription payable	2,049,029	2,388,926
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	381,232	356,472
Related party debt - current maturities, net of debt discount	691,285	176,872
Derivative liabilities	301,809	-
Unearned revenue	44,337	44,379
Related party advances	86,254	75,281
Liabilities of discontinued operations	530,863	1,350,910

Total current liabilities	5,840,162	5,914,882

Long-term liabilities:
Related party advances	-	343,694
Liabilities of discontinued operations	-	3,494,005

Total long-term liabilities	-	3,837,699

Total liabilities	5,840,162	9,752,581

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at December 31, 2024 and 2023 (liquidation preference of $188,000 and $179,000 at December 31, 2024 and 2023, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 336,131 and 370,969 shares issued and outstanding at December 31, 2024 and 2023, respectively (liquidation preference of $2,927,000 and $2,970,000 at December 31, 2024 and 2023, respectively)	34	37
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at December 31, 2024 and 2023, respectively (liquidation preference of $6,235,000 and $5,733,000 at December 31, 2024 and 2023, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 17,400,914 and 12,942,892 shares issued at December 31, 2024 and December 31, 2023, respectively, and 17,400,614 and 12,942,592 shares outstanding at December 31, 2024 and 2023, respectively	1,740	1,294
Additional paid-in capital	54,594,517	53,361,925
Accumulated deficit	(59,853,225)	(60,612,738)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(5,256,771)	(7,249,319)

Noncontrolling interest	(30,087)	(1,790,886)

Total stockholders’ deficit	(5,286,858)	(9,040,205)

Total liabilities and stockholders’ deficit	$553,304	$712,376

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023

Revenue	$135,969	$525,883

Cost of revenue	66,328	141,300

Gross profit	69,641	384,583

Operating expenses:
Salaries and commissions	8,770	153,350
Share-based compensation	893,138	886,980
Professional fees	342,527	452,134
Advertising	1,163	15,730
Consulting	180,000	221,100
Rent	51,308	-
Service charges	1,121	12,144
Depreciation and amortization	74,506	74,883
Other operating	34,687	108,231

Total operating expenses	1,587,220	1,924,552

Loss from operations	(1,517,579)	(1,539,969)

Other income (expense):
Interest expense	(247,588)	(53,418)
Gain on settlement of liabilities	77,560	596,670
Other income	15,540	-

Total other income (expense), net	(154,488)	543,252

Net loss from continuing operations	(1,672,067)	(996,717)

Discontinued operations:
Income (loss) from operations	4,192,379	(7,322,678)

Net income (loss)	2,520,312	(8,319,395)

Net (income) loss attributable to noncontrolling interest	(1,760,799)	3,075,525

Net income (loss) attributable to Vystar	$759,513	$(5,243,870)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.12)	$(0.08)
Net income (loss) from discontinued operations	$0.31	$(0.59)
Net income (loss) attributable to noncontrolling interest	$0.13	$(0.25)
Net income (loss) attributable to common shareholders	$0.06	$(0.42)

Basic and diluted weighted average number of common shares outstanding	13,376,992	12,492,592

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2022	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(55,368,868)	(300)	$(30)	$(2,005,449)	$1,284,639	$(720,810)

Net loss	-	-	-	-	-	-	-	-	-	(5,243,870)	-	-	(5,243,870)	(3,075,525)	(8,319,395)

Ending balance December 31, 2023	8,698	1	370,969	37	1,917,973	192	12,942,592	1,294	53,361,925	(60,612,738)	(300)	(30)	(7,249,319)	(1,790,886)	(9,040,205)

Preferred stock conversion to common stock			(34,838)	(3)			348,380	35	(32)				-		-

Common stock issued for share-based
compensation							4,109,642	411	1,232,624				1,233,035		1,233,035

Net loss	-	-	-	-	-	-	-	-	-	759,513	-	-	759,513	1,760,799	2,520,312

Ending balance December 31, 2024	8,698	$1	336,131	$34	1,917,973	$192	17,400,614	$1,740	$54,594,517	$(59,853,225)	(300)	$(30)	$(5,256,771)	$(30,087)	$(5,286,858)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,520,312	$(8,319,395)
Adjustments to reconcile net income (loss) to
net cash used in continuing operations:
Share-based compensation	893,138	886,980
Depreciation	42,790	62,169
Credit losses	-	19,488
Amortization of intangible assets	31,716	31,716
Noncash lease expense	-	285,901
Amortization of debt discount	174,753	-
Impairment loss	-	5,346,657
Gain on settlement of liabilities	(4,303,203)	(947,794)
Gain on sale of property and equipment	(1,000)	(226,776)
Expenses paid directly by related party debt	231,107	-
Expenses paid directly by related party advances	29,974	-
(Increase) decrease in assets:
Accounts receivable	(16,641)	(7,096)
Inventories	(28,350)	110,912
Prepaid expenses and other	47,671	(47,018)
Assets of discontinued operations	44,910	2,859,121
Increase (decrease) in liabilities:
Accounts payable	308,205	103,570
Accrued expenses and interest payable	75,094	(36,652)
Unearned revenue	(42)	(100)
Liabilities of discontinued operations	(150,396)	(564,345)

Net cash used in operating activities	(99,962)	(442,662)

Cash flows from investing activities:
Cash flows from discontinued operations	1,000	592,483

Cash flows from financing activities:
Proceeds from related party advances	-	152,434
Cash flows from discontinued operations, net	61,986	(387,500)

Net cash provided by (used in) financing activities	61,986	(235,066)

Net decrease in cash	(36,976)	(85,245)

Cash - beginning of year	50,354	135,599

Cash - end of year	13,378	50,354
Less: cash of discontinued operations	5,666	14,912

Cash of continuing operations - end of year	$7,712	$35,442

Cash paid during the year for:
Interest	$358	$25,890

Taxes	$1,209	$-

Non-cash transactions:
Related party advances converted to term debt	$362,695	$-
Related party term debt issuance costs	50,000	-
Derivatives issued as a debt discount	301,809	-
Common stock issued for accrued share-based compensation	1,233,035
Rotmans lease liabilities reduction from lease derecognition	4,216,804
Rotmans lease liabilities reduction from lease modification	-	849,534

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business

Vystar Corporation (“Vystar”, the “Company”, “we,” “us,” or “our”) is based in Worcester, Massachusetts and produces a line of innovative air purifiers, which destroy viruses and bacteria through the use of ultraviolet light. Vystar is also the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”). Vystar manufactures and sells NRL used primarily in various bedding products. In addition, Vystar previously had a majority ownership in Murida Furniture Co., Inc. dba Rotmans Furniture (“Rotmans”), formerly one of the largest independent furniture retailers in the U.S.

Additional disclosure can be found in Note 16. All activities of Rotmans have been included in discontinued operations. Other references to Rotmans in the accompanying notes, excluding Note 16, are for informational purposes only.

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

Segment Reporting

Vystar Corporation has one reportable segment. The Company’s chief operating decision maker is Jamie Rotman. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2024 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2024.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for credit losses based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2023, Vystar has recorded an allowance for credit losses of $5,450. An allowance for credit losses was not needed at December 31, 2024.

Other Receivables

Rotmans terminated its agreement with a supplier in 2021 for consideration of $100,000. As of December 31, 2023, funds due from this termination totaled $33,334.

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

Inventories consist of the following:

	2024	2023

Finished goods	$455,171	$559,821

Obsolescence reserve	(383,000)	(516,000)

Total inventories	$72,171	$43,821

The Company reduced its obsolescence reserve by $133,000 and $774,000 for the year ended December 31, 2024 and 2023, respectively. The reduction in 2024 was attributable to the bulk sale of Vytex inventory in August. The significant reduction in 2023 was due to a settlement relating to its RxAir inventory in which a vendor retained ownership of the inventory in lieu of payment.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2024 and 2023, the net balance of property and equipment for Vystar is $54,929 and $97,719, respectively, with accumulated depreciation of $287,474 and $244,684, respectively.

As of December 31, 2023, the remaining property and equipment for Rotmans is considered worthless and an impairment loss of $105,711 is included in operating expenses.

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

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. There were no impairment losses in 2024 or 2023.

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

Changes to unearned revenue during the years ended December 31, 2024 and 2023 are summarized as follows:

	2024	2023

Balance, beginning of the year	$44,379	$44,479

Customer deposits received	-	-

Revenue earned	(42)	(100)

Balance, end of the year	$44,337	$44,379

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share and is reported separately for continuing operations and discontinued operations. Due to exercise prices and market values at December 31, 2024 and 2023, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 27,000 and 42,000 shares of common stock for 2024 and 2023, respectively, as their effect would be anti-dilutive. Warrants to purchase 7,697 and 21,520 shares of common stock for 2024 and 2023, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 28,106,837 and 26,243,246 shares of common stock for 2024 and 2023, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 16,927,264 and 11,644,238 shares of common stock for 2024 and 2023, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2024 and 2023, reserves for Vystar estimated sales returns totaled $9,000 and $14,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. These costs were not significant in 2024. For the year ended December 31, 2023, Vystar’s research and development costs were approximately $100,000.

Advertising Costs

Advertising costs, which include digital and other media advertising, are expensed upon first showing. Vystar costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $1,000 and $16,000 for the years ended December 31, 2024 and 2023, respectively.

Rotmans costs included in discontinued operations were approximately $67,000 for the year ended December 31, 2023.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2024 and 2023.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2021 through 2024.

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

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU changes the way income tax provisions are disclosed in financial statement footnotes. The goal of the ASU is to provide more transparency to investors by enhancing disclosure requirements. It requires additional disclosure with respect to the reconciliation of the effective tax rate to the statutory rate, the amount of income taxes paid by jurisdiction, and other income statement disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, Vystar has incurred significant losses and experienced negative cash flow since inception. At December 31, 2024, the Company had cash of $7,712 and a deficit in working capital of approximately $5.4 million. Further, at December 31, 2024 the accumulated deficit amounted to approximately $60 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to Vystar’s future success. Because of this history of losses and financial condition, there is substantial doubt about Vystar’s ability to continue as a going concern.

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

There can be no assurances Vystar will be able to achieve projected levels of revenue in 2025 and beyond. If Vystar is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, Vystar would need to significantly curtail or reorient operations during 2025, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require Vystar to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should Vystar be forced to take any such actions.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2024	2023

Tooling and testing equipment	$338,572	$338,572
Furniture and fixtures	3,831	3,831

	342,403	342,403
Accumulated depreciation	(287,474)	(244,684)

Property and equipment, net	$54,929	$97,719

Depreciation expense for the years ended December 31, 2024 and 2023 was $42,790 and $62,169, respectively, of which $19,002 is included in net loss from discontinued operations in 2023.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
			Period
	2024	2023	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(305,417)	(273,701)

Intangible assets, net	81,867	113,583
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$90,939	$122,655

Amortization expense for the years ended December 31, 2024 and 2023 was $31,716.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2025	$24,652
2026	16,032
2027	16,032
2028	13,232
2029	4,239
Thereafter	7,680

Total	$81,867

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facilities. These leases expired at various dates through 2031 and had monthly base rents which ranged from $800 to $84,000.

With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 was owed to a third-party at December 31, 2023. With the decision to forego future subleasing of the Rotmans facilities in December 2023, and departure from the facility in late January 2024, an impairment loss of $5,240,946 was recognized in 2023 for its right-of use asset. The leased facility was sold in January 2025 for approximately $8 million to a real estate development company. Rotmans recognized a gain on its lease obligation totaling approximately $4,216,000 as of December 31, 2024.

The table below presents the lease costs for years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Operating lease cost	$-	$630,858

Finance lease cost:

Amortization of right-of-use assets	-	-
Interest on lease liabilities	-	-

Total lease cost	$-	$630,858

During the year ended December 31, 2023, the Company recognized sublease income of approximately $185,000, which is included in net loss from discontinued operations in 2023.

Rotmans leases generally did not provide an implicit rate, and therefore we used our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used incremental borrowing rates as of the implementation date for operating leases that commenced prior to that date.

The following table presents other information related to the Rotmans leases:

	Year Ended
	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows used for operating leases	$-	$942,084
Financing cash flows used for financing leases	-	-

Assets obtained in exchange for operating lease liabilities	-	-

Assets obtained in exchange for finance lease liabilities	-	-

Weighted average remaining lease term:
Operating leases	-	4.8 years
Finance leases	-	-

Weighted average discount rate:
Operating leases	-	7.15%
Finance leases	-	-

There is one operating lease obligation remaining as of December 31, 2024 which is in arrears totaling $219,201.

As of December 31, 2024, Vystar and Rotmans does not have any operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2024	2023

Shareholder, convertible and contingently convertible notes	$309,500	$309,500
Accrued interest	71,732	46,972
	381,232	356,472

Less: current maturities	(381,232)	(356,472)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at December 31, 2024 and 2023. The balance of the note payable including accrued interest is approximately $30,000 and $28,000 at December 31, 2024 and 2023, respectively.

During the year ended December 31, 2021, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. The notes were extended by Vystar for an additional year. In the event that the spin-off of RxAir does not occur within 2024, Vystar will convert these notes into common stock at a conversion price of $1.60. If the spin-off does occur, these notes will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. All of these notes were outstanding as of December 31, 2024 and 2023. The balance of the notes payable including accrued interest is approximately $351,000 and $328,000 at December 31, 2024 and 2023, respectively. At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. As these notes are contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The Company is in the process of converting these notes in 2025 as disclosed in Note 17.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2024	2023

Rotman Family convertible notes	$648,801	$5,000
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	79,540	31,872
Debt discount	(177,056)	-

	691,285	176,872
Less: current maturities	(691,285)	(176,872)

	$-	$-

Rotman Family Convertible Notes

On August 17, 2021, Vystar issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, Vystar will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at December 31, 2024 and 2023. The Company recorded accrued interest of $400 for the year ended December 31, 2024 and 2023 on this note.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar Consulting, Inc. (“Blue Oar”). The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $362,695 through May 31, 2024 are rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. No payments have been made through December 2024. The maturity date can be extended for six months to January 1, 2026 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee plus a $75,000 fee if not paid in full with common shares. In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000. In addition, the lender required there be no conversions of any class of preferred stock until the loan is paid in full. The balance of the note payable including accrued interest and debt discount to Blue Oar is approximately $684,000 at December 31, 2024. The Company recorded accrued interest of $40,268 for the year ended December 31, 2024, respectively, on this note. Based on the variable redemption feature, the Company recorded a derivative liability of $301,809 at December 31, 2024.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	December 31,
	Issue Date	Amount	2024	2023
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$6,064	$5,664
Blue Oar 12% note due July 2025	6/1/2024	643,801	684,069	-

		$648,801	690,133	5,664
Less: debt discount			(177,056)	-

			513,077	5,664
Less: current maturities			(513,077)	(5,664)

			$-	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $ $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at December 31, 2024. The balance of the note payable including accrued interest to Bernard Rotman is approximately $178,000 and $171,000 at December 31, 2024 and 2023, respectively. Accrued interest for the year ended December 31, 2024 and 2023 totaled $7,000.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
		Principal	December 31,
	Issue Date	Amount	2024	2023
Bernard Rotman 5% note due December 2023	7/18/2019	$140,000	$178,208	$171,208

Discontinued Operations Note

In April 2022, Blue Oar Consulting, Inc. (“Blue Oar”), an entity wholly owned by Gregory Rotman, advanced Rotmans $500,000 and paid bills totaling $100,000 on Rotmans behalf. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%) and required weekly payments of $12,500 until maturity in 2023. The note prinicpal was paid in full in April 2023. Accrued interest of approximately $23,000 was waived by Blue Oar in December 2023.

NOTE 8 - DERIVATIVE LIABILITIES

As of December 31, 2023, the Company did not have a derivative liability balance on the consolidated balance sheet as the liability was considered de minimis. With the issuance of a related party convertible note on June 1, 2024, the Company recorded a derivative liability for the redemption feature in the loan agreement. The Company analyzed the conversion features of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

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

The following tables summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

Balance, December 31, 2023	$-

Initial measurement of liabilities	301,809

Change in fair value	-

Balance, December 31, 2024	$301,809

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of December 31, 2024 and 2023, the liquidation preference totals approximately $188,000 and $179,000, respectively.

As of December 31, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 36,698 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2023, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $92,000 and could be converted into 34,993 shares of common stock, at the option of the holder.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares (10 shares after reverse split) of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of December 31, 2024 and 2023, the liquidation preference totals approximately $2,927,000 and $2,970,000, respectively.

During the year ended December 31, 2024, 34,838 shares of outstanding preferred stock were converted to 348,380 shares of common stock.

As of December 31, 2024, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $574,000 and could be converted into 4,180,917 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2023, the 370,969 shares of outstanding preferred stock had undeclared dividends of approximately $373,000 and could be converted into 4,242,259 shares of common stock, at the option of the holder.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares (10 shares after reverse split) of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of December 31, 2024 and 2023, the liquidation preference totals approximately $6,235,000 and $5,733,000, respectively.

As of December 31, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,229,000 and could be converted into 23,889,222 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2023, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $727,000 and could be converted into 21,965,994 shares of common stock, at the option of the holder.

Common Stock and Warrants

During the year ended December 31, 2024, the Company issued 4,109,642 shares of common stock under share-based compensation agreements with related parties.

Included in stock subscription payable at December 31, 2024 and 2023, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

Stock Subscription Payable

At December 31, 2024 and December 31, 2023, Vystar recorded $1,981,529 and $2,388,926, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the year ended December 31, 2024 and 2023:

	Amount	Shares

Balance, January 1, 2023	$1,655,208	2,131,876
Additions, net	733,718	131,198,696
Issuances, net	-	-

Balance, December 31, 2023	2,388,926	133,330,572
Additions, net	893,138	65,079,119
Issuances, net	(1,233,035)	(4,109,642)

Balance, December 31, 2024	$2,049,029	194,300,049

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	2024		2023
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales

Air Purification Units	$83,236	61.2	$474,735	90.3
Mattresses and Toppers	48,944	36.0	39,696	7.5
Royalties and other	3,789	2.8	11,452	2.2
	$135,969	100.0	$525,883	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, Vystar recorded $893,138 and $886,980 of share-based compensation for the years ended December 31, 2024 and 2023, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued share-based compensation of $1,779,029 and $2,118,926 at December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024 and 2023, there were no share-based compensation expense related to employee and board members’ stock options. There is no unrecognized compensation expense as of December 31, 2024 and 2023.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2024, there are 22,517 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of December 31, 2024. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of December 31, 2024. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2024 and 2023, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of Vystar for the years ended December 31, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2022	265,267	$19.54	0.51

Granted	-	-	-

Exercised	-	-	-

Cancelled	-	-	-

Expired	(223,267)	$21.87	-

Outstanding, December 31, 2023	42,000	$7.17	2.15

Granted	-	-	-

Exercised	-	-	-

Cancelled	-	-	-

Expired	(15,000)	$10.33	-

Outstanding, December 31, 2024	27,000	$5.41	1.26

As of December 31, 2024 and 2023, there was no aggregate intrinsic value on the outstanding options. The aggregate intrinsic value will change based on the fair market value of Vystar’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion, and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents Vystar’s warrant activity for the years ended December 31, 2024 and 2023:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2022	37,266	-	$7.57	1.31

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(15,746)	-	$24.94	-

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(13,823)	-	$7.62	-

Outstanding, December 31, 2024	7,697	-	$6.77	1.10

Exercisable, December 31, 2024	7,697	-	$6.77	1.10

Exercisable, December 31, 2023	21,520	-	$6.57	1.10

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

During the year ended December 31, 2024, the Company expensed approximately $440,000 related to this employment agreement. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for share-based compensation totaling $76,112. As of December 31, 2024, the Company had a stock subscription payable balance of $363,853 or approximately 24,475,000 shares of common stock to Ms. Rotman.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2024, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

During the year ended December 31, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. The advances were due on demand and repaid in March 2025.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the sister of the Company’s CEO, Jamie Rotman and son of the Company’s former CEO Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2024 and 2023, Vystar expensed approximately $633,000 and $580,000, respectively, related to the consulting agreement. Vystar issued 1,509,642 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $632,263. As of December 31, 2024 and 2023, Vystar had a stock subscription payable balance of $851,022 and $1,030,112, respectively, or approximately 110,407,000 and 72,612,000 shares, respectively, to be issued in the future to this entity. In addition, included in accounts payable are unpaid consulting expenses of $405,000 and $225,000 at December 31, 2024 and 2023, respectively.

Related Party Advances

As of December 31, 2023, Gregory Rotman advanced Vystar funds totaling $343,694. The Company formalized the borrowing in a promissory note agreement dated June 1, 2024. See Note 7 for further information.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2024, commissions of $2,475 were due to Dr. Stone and included in accrued expenses. Commissions of $1,950 were paid in 2023.

Former Officer and Director

Steven Rotman

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he was paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2023, Vystar and Rotmans expensed approximately $519,000 related to this employment agreement. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $524,660. As of December 31, 2024 and 2023, Vystar had a stock subscription payable balance of $427,933 and $952,593, respectively, or approximately 59,256,000 and 60,556,000 shares, respectively, to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. During the year ended December 31, 2023, Mr. Rotman waived his right to unpaid salary of $34,921. Mr. Rotman’s Employment agreement was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2024 and 2023 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

As of December 31, 2024 and 2023, Steven Rotman advanced Vystar funds totaling $77,460 and $75,281, respectively. As of December 31, 2024, Rotmans is indebted to Steven Rotman for advances totaling $61,986. The advances are due on demand as repayment terms have not yet been finalized.

NOTE 13 - COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There was one employment agreement in place with the CEO’s, Jamie Rotman in 2024 and Steven Rotman prior to his resignation in December 2023. See compensation terms in Note 12.

During the year ended December 31, 2024 and 2023, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

Both parties filed their final briefs in March 2025 with the Second Circuit Court of Appeals and we await the decision of the Court.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which Vystar and Rotmans derive at least 10% of its revenue and cost of revenue, respectively.

During the year ended December 31, 2024 and 2023, Vystar made approximately 40% and 18%, respectively, of its sales to one major customer. Included in accounts receivable at December 31, 2024 was $5,352 due from the customer. There was no balance due from the former major customer at December 31, 2023. Included in accounts payable is $1,429 at December 31, 2024 and 2023 due to the former major customer for returned merchandise.

During the year ended December 31, 2024, Vystar made 100% of its purchases from one major vendor. There was no balance owed at December 31, 2024. During the year ended December 31, 2023, there were no major vendors.

During the year ended December 31, 2024 and 2023, Vystar recognized a gain on settlement of debt totaling $77,560 and $295,869, respectively, related to the write-off of disputed charges no longer legally owed by statute.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	December 31,
	2024	2023

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023

NOL carryforwards	$8,100,000	$7,900,000

Less valuation allowance	(8,100,000)	(7,900,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, Vystar has a net operating loss carryforward of approximately $38,900,000 as of December 31, 2024, of which approximately $18,200,000 expires beginning in 2025 and $20,700,000 which can be carried forward indefinitely. For state income tax purposes, Vystar has a net operating loss carryforward of approximately $18,200,000 and $20,400,000 as of December 31, 2024 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 16 - DISCONTINUED OPERATIONS

Rotmans closed its showroom on December 14, 2022. All activities related to the winding down of operations are reported as discontinued operations in 2024 and 2023. The assets and liabilities have been reported in the consolidated balance sheets as assets and liabilities of discontinued operations.

The income (loss) from discontinued operations for 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2024	2023

Revenue	$-	$157,479

Cost of revenue	-	104,210

Gross profit	-	53,269

Operating expenses:
Salaries, wages and benefits	-	607,286
Professional fees	17,696	226,619
Advertising	-	67,144
Rent	-	974,881
Service charges	170	21,818
Depreciation and amortization	-	19,002
Loss on impairment	-	5,346,657
Other operating	16,218	787,176

Total operating expenses	34,084	8,050,583

Loss from operations	(34,084)	(7,997,314)

Other income (expense):
Interest expense	(192)	(314,704)
Gain on settlement of liabilities	4,225,642	564,067
Gain on sale of property and equipment	1,000	226,776
Other income, net	13	198,497

Total other income, net	4,226,463	674,636

Net income (loss) from discontinued operations	$4,192,379	$(7,322,678)

Details of the balance sheet items for discontinued operations are as follows:

	December 31,
	2024	2023

Current assets:
Cash	$5,666	$14,912
Other receivables	-	33,334
Prepaid expenses and other	391	11,967

Total current assets	$6,057	$60,213

Current liabilities:
Accounts payable	$249,676	$346,924
Security deposits	-	61,986
Related party advances	61,986	-
Operating lease liabilities - current maturities	219,201	942,000

Total current liabilities	$530,863	$1,350,910

Non-current liabilities:
Operating lease liabilities, net of current maturities	$-	$3,494,005

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	2024	2023

Depreciation	$-	$19,002
Credit losses	-	4,498
Noncash lease expense	-	285,901
Impairment loss	-	1,129,854
Gain on settlement of liabilities	(4,225,642)	(564,067)
Gain on sale of property and equipment	(1,000)	(226,776)

NOTE 17 - SUBSEQUENT EVENTS

The facility formerly leased by Rotmans was sold by the lessor to a third-party real estate developer in January 2025. As mentioned in Note 6, Rotmans left the facility in January 2024 and derecognized its lease obligation in December 2024 pursuant to the sale.

As mentioned in Note 7, the spin-off of RxAir did not take place in 2024. In 2025, the Company offered two conversion options to all note holders. The first option was a straight conversion of the note into common stock at a price of $0.16. The second option included an incentive to make an additional minimum investment of $25,000 to purchase shares of common stock at $.02. If the note holder chose the latter option, the straight conversion of the original note will be completed at a price of $.035. Through April 11, 2025, the Company has received $125,000 in stock subscriptions with this offer. The Company is planning on completing the note conversions in the second quarter. After the conversions and stock subscriptions are completed, approximately 15,000,000 shares of common stock will be issued.

The Company also offered a stock subscription raise for prior note holders converted in April 2022 to preferred shares. The options included the purchase of common shares at a price of $.035 and the conversion of preferred shares at a price of $.035. The Company will waive its current restriction on preferred stock conversions for stock holders participating in this stock subscription offer. To date, the Company has raised $20,000 and plans to issue approximately $771,000 shares of common stock.

The Company has made payments totaling $105,000 to Blue Oar in connection with its term convertible promissory note dated June 1, 2024. Additional borrowing during this period totaled $84,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2024 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Such conclusion was reached based on the following material weaknesses noted by management:

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

Management expects to strengthen internal control during 2025 by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2023. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr., PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	45	2017

Jamie Rotman	Jamie Rotman was elected Chief Executive Officer and a Director of Vystar Corporation on December 21, 2023. She previously served as Vystar’s consulting controller from 2018 to 2019 and was actively involved in implementing its online sales program, along with bringing in distributors for RxAir. She recently worked at M. Pope & Co. as a Sales Associate and E-commerce Manager. She worked at Rotmans Furniture as their Efficiency Expert for many years. Ms. Rotman received her BA in Psychology from Northeastern University, and her Master of Business Administration degree from Clark University.	57	2023

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, California, and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	57	2017

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

		69	2021

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

Meetings of the Board and Committees

During fiscal year 2024, our Board held five meetings, and its Audit Committee held one meeting. Each director attended the meetings in fiscal year 2024. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2024.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2024 and 2023.

Name and Principal Position	Salary	Option Awards(1)	Total
Jamie Rotman - 2024	$440,000	$-	$440,000
Chief Executive Officer, Chief Financial Officer and President

Steven Rotman - 2023	$185,000	$-	$185,000
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2024 and 2023 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2024 and 2023 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2024.

Fees
Earned
	or	Stock	Option
	Paid in	Awards	Awards	Total
Name	Cash ($)	($)	($)	($)
Joseph C. Allegra, Jr., PhD	-	-	-	-
Bryan Stone, M.D.	2,475	-	-	2,475
Byron L. Novosad, DDS	-	-	-	-

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2024 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2024, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Jamie Rotman
Shrewsbury, MA	1,359,813	7.815%

Bryan Stone, M.D.
Palm Springs, CA	209,663	1.205%

Joseph Carmen Allegra, Jr., PhD
Atlanta, GA	10,000	0.057%

Byron L. Novosad, DDS
Houston, TX	6,667	0.038%

All Directors and Executive Officers as a Group	1,586,143	9.115%

Total Shares Outstanding	17,400,614

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2024 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2024:

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

During the year ended December 31, 2024, the Company expensed approximately $440,000 related to this employment agreement. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for share-based compensation totaling $76,112. As of December 31, 2024, the Company had a stock subscription payable balance of $363,853 or approximately 24,475,000 shares of common stock to Ms. Rotman.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2024, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

During the year ended December 31, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. The advances are due on demand and repaid in March 2025.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the sister of the Company’s CEO, Jamie Rotman and son of the Company’s former CEO Steven Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. During the year ended December 31, 2024 and 2023, Vystar expensed approximately $633,000 and $580,000, respectively, related to the consulting agreement. Vystar issued 1,509,642 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $632,263. As of December 31, 2024 and 2023, Vystar had a stock subscription payable balance of $851,022 and $1,030,112, respectively, or approximately 110,407,000 and 72,612,000 shares, respectively, to be issued in the future to this entity. In addition, included in accounts payable are unpaid consulting expenses of $405,000 and $225,000 at December 31, 2024 and 2023, respectively.

As of December 31, 2023, Blue Oar advanced Vystar funds totaling $343,694. The Company formalized the borrowing in a promissory note agreement dated June 1, 2024. As of December 31, 2024, the outstanding balance was $507,013, net of debt discount. See Note 7 for further information.

Blue Oar advanced Rotmans $500,000 and paid expenses totaling $100,000 on their behalf in 2022. Rotmans formalized the advances and issued a promissory note to Blue Oar. The note bore interest at an annual rate of six percent (6%). Rotmans paid the outstanding principal balance of $387,500 in 2023 and the related accrued interest of $22,518 was waived by Blue Oar in December 2023.

One of the Company’s directors, Dr. Bryan Stone, receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2024, commissions of $2,475 were due to Dr. Stone and included in accrued expenses. Commissions of $1,950 were paid in 2023.

The Company’s former President and CEO, Steven Rotman, was paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses, as well as access to a Company provided vehicle and health and life insurance. During the year ended December 31, 2023, Vystar and Rotmans expensed approximately $519,000 related to this employment agreement. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $524,660. As of December 31, 2024 and 2023, Vystar had a stock subscription payable balance of $427,933 and $952,593, respectively, or approximately 59,256,000 and 60,556,000 shares, respectively, to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. During the year ended December 31, 2023, Mr. Rotman waived his right to unpaid salary of $34,921. Mr. Rotman’s employment was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2024 and 2023 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

As of December 31, 2024 and 2023, Steven Rotman advanced Vystar funds totaling $77,460 and $75,281, respectively. As of December 31, 2024, Rotmans is indebted to Steven Rotman for advances totaling $61,986. The advances are due on demand as repayment terms have not yet been finalized.

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

During fiscal year 2024 and 2023, we retained the firm of Macias Gini & O’Connell (“MGO”) to provide audit services. Below is a table of fees incurred in the following categories and amounts:

Fee Category	2024	2023
Audit Fees	$123,000	$125,000
Audit-Related Fees	—	—-
Tax Fees	—	—
All Other Fees	—	—
Total	$123,000	$125,000

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

All services related to audit fees provided by MGO during fiscal year 2024 and 2023 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2024.

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

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2024, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for filing with the SEC.

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

VYSTAR CORPORATION

Date: April 14, 2025	By:	/s/ Jamie Rotman
Jamie Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 2025.

Signature	Title

/s/ Jamie Rotman	President, Chief Executive Officer, and Chief Financial Officer
Jamie Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

/s/ Byron Novosad	Director
Byron Novosad, DDS

