Form 10-Q
period 2025-06-30
Vystar Corp
filed 2025-08-01
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of August 1, 2025

Common Stock, $0.0001 par value per share	19,132,481 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$22,111	$7,712
Accounts receivable	2,352	20,892
Inventories	66,982	72,171
Prepaid expenses and other	300,025	300,604
Assets of discontinued operations	5,601	6,057

Total current assets	397,071	407,436

Property and equipment, net	33,533	54,929

Other assets:
Intangible assets, net	75,081	90,939

Total assets	$505,685	$553,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,283,312	$1,302,248
Accrued expenses	459,245	453,105
Stock subscription payable	2,910,152	2,049,029
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	30,654	381,232
Related party debt - current maturities, net of debt discount	915,246	691,285
Derivative liabilities	355,981	301,809
Unearned revenue	44,337	44,337
Related party advances	77,460	86,254
Liabilities of discontinued operations	530,863	530,863

Total current liabilities	6,607,250	5,840,162

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at June 30, 2025 and December 31, 2024 (liquidation preference of $192,000 and $188,000 at June 30, 2025 and December 31, 2024, respectively)	1	1
Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 336,131 shares issued and outstanding at June 30, 2025 and December 31, 2024 (liquidation preference of $3,043,000 and $2,927,000 at June 30, 2025 and December 31, 2024, respectively)	34	34
Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at June 30, 2025 and December 31, 2024 (liquidation preference of $6,483,000 and $6,235,000 at June 30, 2025 and December 31, 2024, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 19,132,781 and 17,400,914 shares issued at June 30, 2025 and December 31, 2024, respectively, and 19,132,481 and 17,400,614 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1,913	1,740
Additional paid-in capital	54,744,843	54,594,517
Accumulated deficit	(60,818,239)	(59,853,225)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(6,071,286)	(5,256,771)

Noncontrolling interest	(30,279)	(30,087)

Total stockholders’ deficit	(6,101,565)	(5,286,858)

Total liabilities and stockholders’ deficit	$505,685	$553,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$11,615	$38,069	$24,272	$75,676

Cost of revenue	5,233	22,932	13,583	40,352

Gross profit	6,382	15,137	10,689	35,324

Operating expenses:
Salaries and commissions	-	3,731	-	7,491
Share-based compensation	164,143	93,711	360,190	286,164
Professional fees	52,774	78,493	152,425	150,799
Advertising	700	460	1,567	962
Consulting	-	45,000	-	90,000
Rent	10,248	17,284	20,970	30,498
Depreciation and amortization	18,627	18,627	37,254	37,254
Other operating	27,292	7,840	43,655	19,403

Total operating expenses	273,784	265,146	616,061	622,571

Loss from operations	(267,402)	(250,009)	(605,372)	(587,247)

Other income (expense):
Interest expense	(159,066)	(36,187)	(279,532)	(44,276)
Loss on settlement of debt, net	-	-	(79,846)	-

Total other expense, net	(159,066)	(36,187)	(359,378)	(44,276)

Net loss from continuing operations	(426,468)	(286,196)	(964,750)	(631,523)

Discontinued operations:
Loss from operations	(456)	(1,945)	(456)	(31,336)

Net loss	(426,924)	(288,141)	(965,206)	(662,859)

Net loss attributable to noncontrolling interest	192	817	192	13,161

Net loss attributable to Vystar	$(426,732)	$(287,324)	$(965,014)	$(649,698)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Net loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to noncontrolling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	17,743,181	13,290,972	17,572,844	13,283,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Attributable to Vystar
	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Preferred	Preferred	Number of Common	Common	Additional Paid-in	Accumulated	Number of Treasury	Treasury	Total Vystar Stockholders’	Noncontrolling	Total Stockholders’
	Shares A\	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2024	8,698	$1	336,131	$34	1,917,973	$192	17,400,614	$1,740	$54,594,517	$(59,853,225)	(300)	$(30)	$(5,256,771)	$(30,087)	$(5,286,858)

Net loss	-	-	-	-	-	-	-	-	-	(538,282)	-	-	(538,282)	-	(538,282)

Ending balance March 31, 2025	8,698	1	336,131	34	1,917,973	192	17,400,614	1,740	54,594,517	(60,391,507)	(300)	(30)	(5,795,053)	(30,087)	(5,825,140)

Issuance of common stock	-	-	-	-	-	-	1,731,867	173	150,326	-	-	-	150,499	-	150,499

Net loss	-	-	-	-	-	-	-	-	-	(426,732)	-	-	(426,732)	(192)	(426,924)

Ending balance June 30, 2025	8,698	$1	336,131	$34	1,917,973	$192	19,132,481	$1,913	$54,744,843	$(60,818,239)	(300)	$(30)	$(6,071,286)	$(30,279)	$(6,101,565)

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

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(965,206)	$(662,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	360,190	286,164
Depreciation	21,396	21,396
Amortization of intangible assets	15,858	15,858
Amortization of debt discount	231,228	23,077
Expenses paid directly by related party debt	106,212	125,357
Expenses paid directly by related party advances	-	29,974
Gain on settlement of debt, net	79,846	(1,582)
Gain on sale of property and equipment	-	(1,000)
(Increase) decrease in assets:
Accounts receivable	18,540	(19,178)
Inventories	5,189	(41,078)
Prepaid expenses and other	579	44,101
Assets of discontinued operations	-	43,565
Increase (decrease) in liabilities:
Accounts payable	(5,162)	129,398
Accrued expenses and interest payable	(9,406)	71,850
Liabilities of discontinued operations	-	(145,396)

Net cash used in operating activities	(140,736)	(80,353)

Cash flows from investing activities:
Cash flows provided by discontinued operations	-	1,000

Cash flows from financing activities:
Repayment of related party term debt	(41,527)	-
Repayment of related party advances	(8,794)	-
Advances from stock subscription payable	205,000	-
Cash flows provided by discontinued operations	-	61,986

Net cash provided by financing activities	154,679	61,986

Net increase (decrease) in cash	13,943	(17,367)

Cash - beginning of period	13,378	50,354
Less: cash of discontinued operations	(5,210)	(9,666)

Cash of continuing operations - end of period	$22,111	$23,321

Cash paid during the period for:
Interest	$63,849	$325

Non-cash transactions:
Stock subscription payable issued for settlement of debt and accrued interest, net	$295,933	$-
Common stock issued for settlement of debt and accrued interest	150,499	-
Derivatives issued as a debt discount	54,172	250,000
Related party advances converted to term debt	-	362,695
Related party term debt issuance costs	-	50,000

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2025 and are level 3 measurements. There have been no transfers between levels during the three months ended June 30, 2025.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for credit losses based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. An allowance for credit losses was not needed at June 30, 2025 and December 31, 2024.

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

Inventories consist of the following:

	June 30,	December 31,
	2025	2024

Finished goods	$447,982	$455,171

Obsolescence reserve	(381,000)	(383,000)

Total inventories	$66,982	$72,171

The Company reduced its obsolescence reserve by $1,000 and $2,000, for the three and six months ended June 30, 2025, respectively.

The Company reduced its obsolescence reserve by $11,000 and $21,000, for the three and six months ended June 30, 2024, respectively.

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

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of June 30, 2025, the net balance of property and equipment is $33,533 with accumulated depreciation of $308,870. As of December 31, 2024, the net balance of property and equipment is $54,929 with accumulated depreciation of $287,474.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the three and six months ended June 30, 2025 and 2024, we did not recognize any impairment of our long-lived assets.

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

Unearned Revenue

Unearned revenue consists of customer advance payments. There were no changes to unearned revenue during the three and six months ended June 30, 2025 and 2024.

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three and six months ended June 30, 2025 and 2024, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were warrants to purchase 5,194 shares and 14,744 shares of common stock for the six months ended June 30, 2025 and 2024, respectively, as their effect would be anti-dilutive. Options to purchase 22,000 shares and 42,000 shares of common stock for the six months ended June 30, 2025 and 2024, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 29,225,469 shares and 26,969,664 shares of common stock for the six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes for the six months ended June 30, 2025 and 2024 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2025 and December 31, 2024, reserves for estimated sales returns totaled $2,000 and $9,000 and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three and six months ended June 30, 2025 and 2024, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include television, radio, newspaper, digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $2,000 and $1,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the six months ended June 30, 2025 and 2024.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2025, the Company had cash of $22,111 and a deficit in working capital of approximately $6.2 million. Further, at June 30, 2025, the accumulated deficit amounted to approximately $60.8 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831

	342,403	342,403
Accumulated depreciation	(308,870)	(287,474)

Property and equipment, net	$33,533	$54,929

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $10,698 and $21,396, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
	June 30,	December 31,	Period
	2025	2024	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(321,275)	(305,417)

Intangible assets, net	66,009	81,867
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$75,081	$90,939

Amortization expense for the three and six months ended June 30, 2025 and 2024 was $7,929 and $15,858, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2025	$8,794
2026	16,032
2027	16,032
2028	13,232
2029	4,239
Thereafter	7,680

Total	$66,009

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and had monthly base rents which ranged from $800 to $84,000. With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at June 30, 2025 and December 31, 2024.

There is one operating lease obligation remaining as of June 30, 2025,which is in arrears, totaling $219,201.

As of June 30, 2025, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2025	2024

Shareholder, convertible and contingently convertible notes	$19,500	$309,500
Accrued interest	11,154	71,732

	30,654	381,232

Less: current maturities	(30,654)	(381,232)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at June 30, 2025 and December 31, 2024.

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

In January 2025, the Company offered two conversion options to the holders of the 2021 contingently convertible promissory notes. Shareholders were given an opportunity to purchase additional shares of the Company’s common stock at a reduced cost of $.02 per share. For those shareholders, their promissory notes would be converted for common stock at a price of $.035. For those shareholders who did not purchase additional shares of the Company’s common stock, the conversion price would be $.16 per share. The Company received $135,000 through June 30, 2025 from shareholders who selected this conversion option.

In summary, the notes were recast to stock subscription payable for 5,137,310 shares of the Company’s common stock to be issued and a loss on the settlement of debt of $93,620 was recorded. During the three months ended June 30, 2025, 1,731,867 shares of common stock were issued to reduce the stock subscription payable balance to 3,405,443 shares. An additional 6,750,000 shares will be issued for the subscription purchases received through June 30, 2025.

At the issuance date of these notes, it was determined they contain a beneficial conversion feature amounting to approximately $90,000. ASU 2020-06 simplified the accounting for convertible debt contracts and eliminated the beneficial conversion feature. The ASU is effective January 1, 2024.

Prior to conversion in January 2025, the Company recorded accrued interest of $1,844 for the six months ended June 30, 2025 on these notes.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2025	2024

Rotman Family convertible notes	$713,486	$648,801
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	61,760	79,540
Debt discount	-	(177,056)

	915,246	691,285
Less: current maturities	(915,246)	(691,285)

	$-	$-

Rotman Family Convertible Notes

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. In the event that the spin-off of RxAir does not occur within 2024, the Company will convert the note into common stock at a conversion price of $1.60. If the spin-off does occur, the note will convert into RxAir common stock with two conversion prices of $0.15 and $2, which equates to a blended conversion price of $0.18. At the issuance date of this note, it was determined to contain a beneficial conversion feature amounting to approximately $2,000. As this note is contingently convertible, the beneficial conversion feature will not be recorded on the condensed consolidated financial statements until the actual conversion occurs. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at June 30, 2025 and December 31, 2024. The Company recorded accrued interest of $100 and $200 for the three and six months ended June 30, 2025 and 2024, respectively, on this note.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar Consulting, Inc. (“Blue Oar”). The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $362,695 through May 31, 2024 are rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. Payments began in February 2025 and totaled $105,000 through June 30, 2025. The maturity date can be extended for six months to January 1, 2026 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee plus a $75,000 fee if not paid in full with common shares. In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000. The balance of the note payable including accrued interest and debt discount to Blue Oar is approximately $727,000 at June 30, 2025. The Company recorded interest of $21,000 and $41,993 for the three and six months ended June 30, 2025, respectively, on this note. The Company recorded accrued interest of $4,794 for the three and six months ended June 30, 2024 on this note. Based on the variable redemption feature, the Company recorded a derivative liability of $355,981 at June 30, 2025.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
	Issue Date	Principal Amount	June 30, 2025	December 31, 2024
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$6,264	$6,064
Blue Oar 12% note due July 2025	6/1/2024	708,486	727,274	684,069

		$713,486	733,538	690,133
Less: debt discount			-	(177,056)

			733,538	513,077
Less: current maturities			(733,538)	(513,077)

			$-	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at June 30, 2025. The balance of the note payable including accrued interest to Bernard Rotman is approximately $182,000 and $178,000 at June 30, 2025 and December 31, 2024, respectively. Accrued interest for the three and six months ended June 30, 2025 and 2024 totaled $1,750 and 3,500, respectively.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
	Issue Date	Principal Amount	June 30, 2025	December 31, 2024
Bernard Rotman 5% note due December 2023	7/18/2019	$140,000	$181,708	$178,208

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

The following table summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

Balance, December 31, 2024	$301,809

Initial measurement of liabilities	54,172

Balance, June 30, 2025	$355,981

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of June 30, 2025 and December 31, 2024, the liquidation preference totals approximately $192,000 and $188,000, respectively.

As of June 30, 2025, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $105,000 and could be converted into 37,542 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 36,698 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of June 30, 2025 and December 31, 2024, the liquidation preference totals approximately $3,043,000 and $2,927,000, respectively.

As of June 30, 2025, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $690,000 and could be converted into 4,347,601 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2024, the 336,131 shares of outstanding preferred stock had undeclared dividends of approximately $574,000 and could be converted into 4,180,917 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of June 30, 2025 and December 31, 2024, the liquidation preference totals approximately $6,483,000 and $6,235,000, respectively.

As of June 30, 2025, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,477,000 and could be converted into 24,840,326 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,229,000 and could be converted into 23,889,222 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Common Stock and Warrants

Included in stock subscription payable at June 30, 2025, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020. The Company received $135,000 under common stock subscription agreements, related to the 2021 shareholder convertible notes conversion, for 6,750,000 shares during the six months ended June 30, 2025. The Company also received $20,000 under a separate common stock subscription agreement offered to prior note holders converted in April 2022 to preferred shares. Approximately 571,000 shares of common stock will be issued under this stock subscription agreement. During the three months ended June 30, 2025, the Company received $50,000 under a separate stock subscription agreement for 1,250,000 shares. In addition, the Company will waive its current restriction on preferred stock conversions for participating shareholders. When the preferred stock conversion is completed, 200,000 shares of common stock will be issued.

In June 2025, the Company issued 1,731,867 shares of common stock related to the conversion of the 2021 contingently convertible promissory notes. As of June 30, 2025, 3,405,443 shares of common stock are included in stock subscription payable related to the 2021 contingently convertible promissory notes conversions. Refer to Note 7 for more information.

Stock Subscription Payable

At June 30, 2025 and December 31, 2024, the Company recorded $2,910,152 and $2,049,029, respectively, of stock subscription payable related to common stock to be issued. The following summarizes the activity of stock subscription payable during the period ended June 30, 2025 and December 31, 2024:

	Amount	Shares

Balance, January 1, 2024	$2,388,926	133,330,572
Additions	893,138	65,079,119
Issuances	(1,233,035)	(4,109,642)

Balance, December 31, 2024	2,049,029	194,300,049
Additions	1,011,622	16,879,951
Issuances	(150,499)	(1,731,867)

Balance, June 30, 2025	$2,910,152	209,448,133

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Air Purification Units	$11,308	97.4	$31,340	82.3	$22,708	93.6	$58,270	77.0
Mattresses and Toppers	199	1.7	6,729	17.7	1,063	4.3	14,917	19.7
Royalties and other	108	0.9	-	-	501	2.1	2,489	3.3
	$11,615	100.0	$38,069	100.0	$24,272	100.0	$75,676	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $360,190 and $286,164 of share-based compensation for the six months ended June 30, 2025 and 2024, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. During the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation of $164,143 and $93,711, respectively. Included in stock subscription payable is accrued share-based compensation of $2,139,219 and $1,779,029 at June 30, 2025 and December 31, 2024, respectively.

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

For the three and six months ended June 30, 2025 and 2024, there were no share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of June 30, 2025 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2025, there are 22,517 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of June 30, 2025. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of June 30, 2025. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the three and six months ended June 30, 2025 and 2024, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2025:

		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2024	27,000	$5.41	1.26

Granted	-	-	-

Exercised	-	-	-

Cancelled

Expired	(5,000)	$8.00	-

Outstanding, June 30, 2025	22,000	$4.82	0.96

Exercisable, June 30, 2025	22,000	$4.82	0.96

As of June 30, 2025 and 2024, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2025:

	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2024	7,697	-	$6.77	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(2,503)	-	$6.06	-

Outstanding, June 30, 2025	5,194	-	$7.12	0.97

Exercisable, June 30, 2025	5,194	-	$7.12	0.97

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

During the six months ended June 30, 2025 and 2024, the Company expensed approximately $196,000 and $161,000, respectively, related to this employment agreement. As of June 30, 2025 and December 31, 2024, the Company had a stock subscription payable balance of $560,321 and $363,853, respectively, or approximately 26,204,000 and 24,475,000 shares, respectively, of common stock to Ms. Rotman.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2025, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

There were no advances or expenses paid by Ms. Rotman during the three and six months ended June 30, 2025. During the year ended December 31, 2024, she paid Vystar expenses totaling $8,794. The advances were due on demand and repaid in March 2025.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the sister of the Company’s CEO, Jamie Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. The Company and Blue Oar mutually agreed to temporarily suspend the monthly payment for expenses beginning in January 2025. During the six months ended June 30, 2025 and 2024, the Company expensed approximately $164,000 and $215,000, respectively, related to the consulting agreement. As of June 30, 2025 and December 31, 2024, the Company had a stock subscription payable balance of $1,014,744 and $851,022, respectively, or approximately 111,848,000 and 110,407,000 shares, respectively, to be issued in the future to this entity. In addition, the Company has a liability of $405,000 for consulting expenses in accounts payable.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC was owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. There were no commissions earned in the three and six months ended June 30, 2025. A payment of $2,348 was made in February 2025 for previously accrued commissions. During the six months ended June 30, 2024, commissions of $2,348 were due to Dr. Stone.

Former Officer and Director

Steven Rotman

As of June 30, 2025, the Company had a stock subscription payable balance of $427,933, or approximately 59,256,000 shares to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at June 30, 2025 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

There were no advances or expenses paid during the three months ended June 30, 2025. As of June 30, 2025, $77,460 and $61,986 is due Steve Rotman from Vystar and Rotmans, respectively. The advances are due on demand as repayment terms have not yet been finalized.

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

During the three and six months ended June 30, 2025, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

Both parties filed their final briefs in March 2025 with the Second Circuit Court of Appeals.

On July 17, 2025, the Second Court issued its decision, affirming the District Court’s decision. The result of this decision sends the case back to the District Court for a determination of legal fees to be awarded to Vystar.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the six months ended June 30, 2025, the Company made approximately 16% of its sales to one customer. Included in accounts receivable is $1,520 at June 30, 2025 from the major customer. There were no major vendors during the six months ended June 30, 2025.

During the six months ended June 30, 2024, the Company made approximately 62% of its sales to one customer. Included in accounts receivable is $20,086 at June 30, 2024 from the major customer. In addition, the Company made 100% of its purchases from one major vendor. No amounts were owed to the vendor at June 30, 2024.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 assumes a 21% effective tax rate for federal income taxes. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three and Six Months Ended
	June 30,
	2025	2024

Federal statutory income tax rate	(21.0)%	(21.0)%

Change in valuation allowance on net operating loss carryforwards	21.0	21.0

Effective income tax rate	0.0%	0.0%

Deferred tax assets as of June 30, 2025 and December 31, 2024 are as follows:

	2025	2024

NOL carryforwards	$8,260,000	$8,100,000

Less valuation allowance	(8,260,000)	(8,100,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $39,300,000 as of June 30, 2025, of which approximately $18,200,000 expires beginning in 2025 and $21,100,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $18,200,000 and $20,900,000 as of June 30, 2025 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

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

The loss from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Professional fees	-	-	-	17,351
Service charges	-	-	-	170
Other operating	456	3,527	456	16,218

Total operating expenses	456	3,527	456	33,739

Loss from operations	(456)	(3,527)	(456)	(33,739)

Other income (expense):
Interest expense	-	-	-	(192)
Gain on settlement of debt, net	-	1,582	-	1,582
Gain on property and equipment	-	-	-	1,000
Other income	-	-	-	13

Total other income, net	-	1,582	-	2,403

Net loss from discontinued operations	$(456)	$(1,945)	$(456)	$(31,336)

Details of the balance sheet items for discontinued operations are as follows:

	June 30,	December 31,
	2025	2024

Current assets:
Cash	$5,210	$5,666
Prepaid expenses and other	391	391

Total current assets	$5,601	$6,057

Current liabilities:
Accounts payable	$249,676	$249,676
Related party advances	61,986	61,986
Operating lease liabilities - current maturities	219,201	219,201

Total current liabilities	$530,863	$530,863

The condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	Six Months Ended
	June 30,
	2025	2024

Gain on settlement of debt, net	$-	$(1,582)
Gain on sale of property and equipment	-	(1,000)

NOTE 17 - SUBSEQUENT EVENTS

Blue Oar has granted the Company a six month extension on its term convertible promissory note. The note will mature on January 1, 2026.

The Company has received $20,000 under a stock subscription agreement for 500,000 shares of common stock in July 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, in August 2021, Dr. Matthan presented new data to the Automotive Tyre Manufacturers’ Association including Vytex dry rubber.

In July 2025, the Company unveiled a newly redesigned website, www.vytex.com, as part of a comprehensive brand refresh aimed at improving customer interaction and enhancing digital presence. This initiative aligns with our strategy to provide a more engaging and user-friendly experience for our customers.

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

In May 2025, Vystar announced the completion of a groundbreaking RxAir prototype, integrating the cutting-edge Fluid Energy conversion technology with the Hughes Reactor. This advancement, developed by Dr. Bryan Stone, who serves on Vystar’s board, represents a significant leap in innovation for the Company. After dedicating several years to this project, Vystar is advancing the device into its final pre-production testing phase, signaling a major milestone for the Company and its future prospects.

Other Matters

We are monitoring current developments in trade policy and tariff actions by the U.S. government, including imports from China and baseline tariffs on most imports from most other countries. These tariffs could adversely impact our growth and cost of revenue.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 with the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	CONSOLIDATED

Revenue	$11,615	$38,069	$(26,454)	-69.5%

Cost of revenue	5,233	22,932	(17,699)	-77.2%

Gross profit	6,382	15,137	(8,755)	-57.8%

Operating expenses:
Salaries and commissions	-	3,731	(3,731)	-100.0%
Share-based compensation	164,143	93,711	70,432	75.2%
Professional fees	52,774	78,493	(25,719)	-32.8%
Advertising	700	460	240	52.2%
Consulting	-	45,000	(45,000)	-100.0%
Rent	10,248	17,284	(7,036)	-40.7%
Depreciation and amortization	18,627	18,627	-	0.0%
Other operating	27,292	7,840	19,452	248.1%

Total operating expenses	273,784	265,146	8,638	3.3%

Loss from operations	(267,402)	(250,009)	(17,393)	7.0%

Other expense:
Interest expense	(159,066)	(36,187)	(122,879)	339.6%

Net loss from continuing operations	(426,468)	(286,196)	(140,272)	49.0%

Discontinued operations:
Loss from operations	(456)	(1,945)	1,489	-76.6%

Net loss	(426,924)	(288,141)	(138,783)	48.2%

Net loss attributable to noncontrolling interest	192	817	(625)	-76.5%

Net loss attributable to Vystar	$(426,732)	$(287,324)	$(139,408)	48.5%

Revenues

Revenues for the three months ended June 30, 2025 and 2024 were $11,615 and $38,069, respectively, for a decrease of $26,454 or 69.5%. The decrease in revenues was due in part to reduced sales to a former major customer. The Company will continue to review its pricing and sales strategies in the third quarter of 2025. A newly redesigned website was unveiled in July 2025 to kickoff the effort.

The Company reported gross profit of $6,382 for the three-month period ended June 30, 2025 compared to gross profit of $15,137 for the three-month period ended June 30, 2024, a decrease of $15,880 or 57.8%. The decrease in gross profit is due to decreased sales and increased channel costs.

The cost of revenue for the three months ended June 30, 2025 and 2024 was $5,233 and $22,932, respectively, a decrease of $17,699 or 77.2%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as consulting, advertising and other operating expenses. The Company’s operating expenses were $273,784 and $265,146 for the three months ended June 30, 2025 and 2024, respectively, an increase of $8,638 or 3.3%. The net increase was attributable to the temporary suspension of consulting fees to Blue Oar of $45,000, decrease in professional fees of $25,719, and the increase of share-based compensation of $70,432 and other operating expenses of $19,452.

Other Expense

Other expense for the three months ended June 30, 2025 and 2024 was $159,066 and $36,187, respectively, an increase of $122,879 or 339.6%. The increase was due to accrued interest and amortization of debt discount on related party debt issued in June 2024.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2025 and 2024 was $456 and $1,945, respectively, a decrease of $1,489 or 76.6%. The decrease was attributable to the final winding down of expenses.

Net Loss

Net loss was $426,924 and $288,141 for the three months ended June 30, 2025 and 2024, respectively, an increase of $138,783 or 48.2%. The overall increase is due to other expense or interest expense, as loss from operations was consistent with the three months ended June 30, 2024.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2025 with the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	CONSOLIDATED

Revenue	$24,272	$75,676	$(51,404)	-67.9%

Cost of revenue	13,583	40,352	(26,769)	-66.3%

Gross profit	10,689	35,324	(24,635)	-69.7%

Operating expenses:
Salaries and commissions	-	7,491	(7,491)	-100.0%
Share-based compensation	360,190	286,164	74,026	25.9%
Professional fees	152,425	150,799	1,626	1.1%
Advertising	1,567	962	605	62.9%
Consulting	-	90,000	(90,000)	-100.0%
Rent	20,970	30,498	(9,528)	-31.2%
Depreciation and amortization	37,254	37,254	-	-
Other operating	43,655	19,403	24,252	125.0%

Total operating expenses	616,061	622,571	(6,510)	-1.0%

Loss from operations	(605,372)	(587,247)	(18,125)	3.1%

Other expense:
Interest expense	(279,532)	(44,276)	(235,256)	531.3%
Loss on settlement of debt, net	(79,846)	-	(79,846)	100.0%

Total other expense, net	(359,378)	(44,276)	(315,102)	711.7%

Net loss from continuing operations	(964,750)	(631,523)	(333,227)	52.8%

Discontinued operations:
Loss from operations	(456)	(31,336)	30,880	-98.5%

Net loss	(965,206)	(662,859)	(302,347)	45.6%

Net loss attributable to noncontrolling interest	192	13,161	(12,969)	-98.5%

Net loss attributable to Vystar	$(965,014)	$(649,698)	$(315,316)	48.5%

Revenues

Revenues for the six months ended June 30, 2025 and 2024 were $24,272 and $75,676, respectively, for a decrease of $51,404 or 67.9%. The decrease in revenues was due in part to reduced sales to a former major customer. The Company will continue to review its pricing and sales strategies in the third quarter of 2025. A newly redesigned website was unveiled in July 2025 to kickoff the effort.

The Company reported gross profit of $10,689 for the six-month period ended June 30, 2025 compared to gross profit of $35,324 for the six-month period ended June 30, 2024, a decrease of $24,635 or 69.7%. The decrease in gross profit is due to decreased sales and increased channel costs.

The cost of revenue for the six months ended June 30, 2025 and 2024 was $13,583 and $40,352, respectively, a decrease of $26,769 or 66.3%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as consulting, advertising and other operating expenses. The Company’s operating expenses were $616,061 and $622,571 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $6,510 or 1.0%. The net decrease was attributable to the temporary suspension of consulting fees to Blue Oar of $90,000 and the increase of share-based compensation of $74,026 and other operating expenses of $24,252.

Other Expense

Other expense for the six months ended June 30, 2025 and 2024 was $359,378 and $44,276, respectively, an increase of $315,102 or 711.7%. The increase was due to accrued interest and amortization of debt discount on related party debt issued in June 2024 and loss on settlement of debt from the conversion of shareholder convertible notes of $93,620, offset by a gain on settlement of a vendor liability of $13,774.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2025 and 2024 was $456 and $31,336, respectively. The decrease was attributable to the final winding down of expenses in 2024.

Net Loss

Net loss was $965,206 and $662,859 for the six months ended June 30, 2025 and 2024, respectively, an increase of $302,347 or 45.6%. The overall increase is due to other expense, as loss from operations was fairly consistent with the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2025, the Company had cash of $22,111 and a deficit in working capital of approximately $6.2 million. Further, at June 30, 2025, the accumulated deficit amounted to approximately $60.8 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $140,736 for the six months ended June 30, 2025 as compared to net cash used in operating activities of $80,353 for the six months ended June 30, 2024. During the six months ended June 30, 2025, cash used in operations was primarily due to the net loss offset by non-cash expenses of share-based compensation, depreciation, amortization and expenses paid directly by related party debt and loss on settlement of debt, net.

Net cash provided by investing activities was $1,000 for the six months ended June 30, 2024, as compared to no cash flows for the six months ended June 30, 2025. The source in the prior year period represented proceeds from the sale of property and equipment from discontinued operations.

Net cash provided by financing activities was $154,679 during the six months ended June 30, 2025, as compared to net cash provided by financing activities of $61,986 during the six months ended June 30, 2024. During the six months ended June 30, 2025, cash was provided by advances from stock subscription payable of $205,000 and used in the repayment of related party term debt of $41,527 and repayment of related party advances of $8,794. During the six months ended June 30, 2024, cash was provided by discontinued operations of $61,986.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2025 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2025, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2025. Such conclusion was reached based on the following material weaknesses noted by management:

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

The Company is subject to legal proceedings and claims that have not been fully resolved and have arisen in the ordinary course of business. See the discussion of pending legal proceedings in Note 13 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company received stock subscriptions under several agreements totaling $60,000 for 1,750,000 shares of common stock to be issued in 2025. The proceeds were used to assist the Company with working capital.

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

VYSTAR CORPORATION

Date: August 1, 2025	By:	/s/ Jamie Rotman
Jamie Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

