Form 10-K
period 2025-12-31
Vystar Corp
filed 2026-04-15
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the OTC Market on June 30, 2025) was $1,655,027. See Item 12.

As of April 14, 2026, there were 24,621,094 shares of the registrant’s common stock outstanding.

Vystar Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2025

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

Employees

As of December 31, 2025, Vystar had one employee.

Corporate Information

Vystar Corporation is a Georgia corporation that was incorporated in 2003. Our predecessor company, Vystar LLC, was formed by our founder, Travis Honeycutt, in February 2000 as a Georgia limited liability company. Our corporate office is located at 365 Shrewsbury Street, Worcester, Massachusetts 01604. Our website address is www.vystarcorp.com, www.rxair.com and www.vytex.com.

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

At December 31, 2025 our cash position was $4,454 and we had an accumulated deficit of $61,384,883. We plan to finance our operations for the next twelve (12) months through the use of cash on hand, raising capital through private placement and increased sales from RxAir products by exploring sales partnerships with third-party wholesalers and retailers. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

We source our products from non-exclusive, third-party producers, many of which are located in foreign countries. We depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Tariffs by the U.S. government have impacted future production. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as insufficient quality control, failures to meet production deadlines or increases in manufacturing costs.

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

Our ability to compete and grow depends in large part on the efforts and talents of our executive officer and our ability to attract highly qualified employees. We require the key employee to enter into employment agreements, but in the U.S., employees are free to leave an employer at any time without penalties. The loss of our key employee or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

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

Because of net operating losses we have experienced for federal income tax purposes at December 31, 2025, we had federal net operating loss (“NOL”) carry-forwards of approximately $39 million available to offset future taxable income. Our ability to utilize NOL carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carry-forwards or tax credit carry-forwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carry-forwards or tax credit carry-forwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected. We believe we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of December 31, 2025; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders and new issuances of stock by us, should we choose to do so.

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

On July 17, 2025 the Second Court issued its decision, affirming the District Court’s decision. The result of this decision sends the case back to the District Court for a determination of legal fees to be awarded to Vystar.

On December 22, 2025, the District Court granted Vystar’s motion for attorneys’ fees and costs awarding Vystar $497,439.58. On January 21, 2026, EMA filed a Notice of Appeal to the Second Circuit seeking to reverse the District Court’s attorneys’ fee order. Vystar believes the District Court’s decision is based upon sound legal positions that support the factual conclusions

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded in the United States on the Over the Counter Bulletin Board (OTCQB) under the symbol “VYST.” The following table shows the range of high and low closing prices for our common stock.

	High	Low
December 31, 2024

First Quarter	$0.09	$0.02

Second Quarter	$0.06	$0.00

Third Quarter	$0.08	$0.00

Fourth Quarter	$0.08	$0.00

December 31, 2025

First Quarter	$0.25	$0.01

Second Quarter	$0.25	$0.07

Third Quarter	$0.20	$0.07

Fourth Quarter	$0.15	$0.02

These quotations do not reflect retail markup, markdown or commission and may not necessarily represent the prices of actual transactions during these quarterly periods.

Holders of Record

As of December 31, 2025, there were 215 holders of record of our common stock. Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company received stock subscription agreements totaling $225,000 for 9,128,571 shares of common stock. Of the subscriptions, the Company issued 700,000 shares of common stock in 2025. The remaining shares will be issued in 2026.

Common Stock and Warrant Grants

There were no common stock and warrant grants issued from January 1, 2025 through December 31, 2025.

Stock Option Grants

There were no stock option grants issued from January 1, 2025 through December 31, 2025.

Proceeds from loans and shareholder, convertible and contingently convertible notes payable

During the year ended December 31, 2025, the Company received proceeds of $127,431 from related party debt. There were no proceeds from shareholder, convertible and contingently convertible notes payable.

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

Vytex researcher Dr. Ranjit Matthan and CMC Global Director John Heath presented at The International Latex Conference which was held virtually July 20 to 22, 2021 and offered a plenary session entitled “Innovations and Sustainability in Natural Rubber Latex - The New Paradigm.” The presentation discussed the dramatic effect the COVID-19 pandemic has had on the natural rubber supply chain, and how the industry is reacting to new economic circumstances; including strategy and policy shifts in supply chain management and restoring greater geographic diversification of latex processing and product manufacturing. The R&D association with IRMRA promises quicker laboratory and field-based testing and evaluations downstream. At Vystar, the recalibrated sustainability programme (FSC, nitrosamines & ammonia free, ultralow proteins, no SVHC and green carbon neutrality) emphasize certifications with Corrie MacColl market reach facilitating faster rollouts. Nontraditional/non Hevea brasiliensis based production efforts are likely to continue to face new penetration and high cost-benefit acceptance challenges in this decade. A PDF of the full presentation is available on vytex.com.

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

In May 2025, Vystar announced final testing for the RxAir prototype, integrating the cutting-edge Fluid Energy conversion technology with the Hughes Reactor. This advancement, developed by Dr. Bryan Stone, who serves on Vystar’s board, represents a significant leap in innovation for the Company. We expect testing to be completed by the end of 2026. Due to the fluctuations of tariffs by the U.S. government and cash flows, we expect production in late 2027.

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

RESULTS OF OPERATIONS

Year ended December 31, 2025 compared to year ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change

	CONSOLIDATED

Revenue	$54,821	$135,969	$(81,148)	-59.7%

Cost of revenue	23,006	66,328	(43,322)	-65.3%

Gross profit	31,815	69,641	(37,826)	-54.3%

Operating expenses:
Salaries and commissions	451	8,770	(8,319)	-94.9%
Share-based compensation	687,188	893,138	(205,950)	-23.1%
Professional fees	232,978	342,527	(109,549)	-32.0%
Advertising	4,442	1,163	3,279	281.9%
Consulting	-	180,000	(180,000)	-100.0%
Rent	42,330	51,308	(8,978)	-17.5%
Service charges	1,166	1,121	45	4.0%
Depreciation and amortization	67,442	74,506	(7,064)	-9.5%
Other operating	56,358	34,687	21,671	62.5%

Total operating expenses	1,092,355	1,587,220	(494,865)	-31.2%

Loss from operations	(1,060,540)	(1,517,579)	457,039	-30.1%

Other income (expense):
Interest expense	(404,406)	(247,588)	(156,818)	63.3%
Gain (loss) on settlement of liabilities, net	(66,448)	77,560	(144,008)	-185.7%
Other income	-	15,540	(15,540)	-100.0%

Total other income (expense), net	(470,854)	(154,488)	(316,366)	204.8%

Net loss from continuing operations	(1,531,394)	(1,672,067)	140,673	-8.4%

Discontinued operations:
Income (loss) from operations	(456)	4,192,379	(4,192,835)	-100.0%

Net income (loss)	(1,531,850)	2,520,312	(4,052,162)	-160.8%

Net (income) loss attributable to noncontrolling interest	192	(1,760,799)	1,760,991	-100.0%

Net income (loss) attributable to Vystar	$(1,531,658)	$759,513	$(2,291,171)	-301.7%

Revenues

Consolidated revenues for the year ended December 31, 2025 and 2024 were $54,821 and $135,969, respectively, for a decrease of $81,148 or 59.7%. The decrease in revenues was due in part to reduced sales to a former major customer and a special bulk sale of Vytex products in 2024. The Company will aggressively review its pricing and sales strategies in 2026.

Consolidated gross profit for the year ended December 31, 2025 and 2024 was $31,815 and $69,641, respectively, for a decrease of $37,826 or 54.3%. Consolidated cost of revenue for year ended December 31, 2025 and 2024 was $23,006 and $66,328, respectively, a decrease of $43,322 or 65.3%. The decrease in gross profit and decrease in cost of revenue was due to decreased sales and increased channel costs.

Operating Expenses

The Company’s operating expenses consist primarily of share-based compensation and other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses such as rent and consulting. The Company’s consolidated operating expenses was $1,092,355 and $1,587,220 for the year ended December 31, 2025 and 2024, respectively, for a decrease of $494,865 or 31.2%. The decrease in operating expenses was due to a temporary suspension of consulting fees to Blue Oar Consulting, Inc. (“Blue Oar”), decrease in professional fees consistent with the winding down of litigation matters, and share-based compensation consistent with higher common stock prices.

Other Income (Expense)

Other income (expense), net for the year ended December 31, 2025 and 2024 was $(470,854) and $(154,488), respectively, for an increase of $316,366 or 204.8%. The increase in other expenses is primarily due to increases in interest expense of $156,818 and a change in net loss on settlement of liabilities of $144,008.

Discontinued Operations

Income (loss) from discontinued operations for the year ended December 31, 2025 and 2024 was $(456) and $4,192,379, respectively, for a decrease of $4,192,835 or 100%. The decrease was attributable to the derecognition of Rotmans facility lease and the winding down of operations in 2024.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2025 and 2024 was $(1,531,850) and $2,520,312, respectively. Net income in 2024 includes income from discontinued operations of $4,192,379.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At December 31, 2025, the Company had cash of $4,454 and a deficit in working capital of $6,614,169. For the year ended December 31, 2025, the Company had a net loss of $1,531,850 and an accumulated deficit of $61,384,883. For the year ended December 31, 2024, the Company had a net income of $2,520,312 and the accumulated deficit amounted to $59,853,225. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $180,393 for the year ended December 31, 2025 as compared to $99,962 for the year ended December 31, 2024. During the year ended December 31, 2025, cash used in operations was primarily due to an operating loss from operations, which was offset by expenses paid directly by related parties of approximately $106,000 and non-cash expenses of share-based compensation, depreciation and amortization.

The Company had no cash flows provided by investing activities during the year ended December 31, 2025. The Company had cash flows provided by investing activities from discontinued operations of $1,000 during the year ended December 31, 2024 for sales of property and equipment.

Net cash provided by financing activities was $176,679 and $61,986 during the year ended December 31, 2025 and 2024, respectively. During 2025, cash was provided from advances from stock subscriptions of $208,636, proceeds of related party advances of $2,000 and proceeds from common stock issuances of $16,364. Cash was used in financing activities during the year for repayments of related party debt of $41,527 and related party advances of $8,794. During 2024, cash of $61,986 was provided by discontinued operations.

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

There can be no assurances that we will be able to achieve projected levels of revenue in 2026 and beyond. If we are not able to achieve projected revenue and obtain alternate additional financing of equity or debt, we would need to significantly curtail or reorient operations during 2026, which could have a material adverse effect on our ability to achieve our business objectives and as a result, may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

During the year ended December 31, 2025, the Company expensed approximately $375,000 related to this employment agreement. As of December 31, 2025, the Company had a stock subscription payable balance of $738,684 or approximately 28,072,000 shares of common stock to Ms. Rotman.

Blue Oar provides business consulting services to the Company. This entity is owned by Gregory Rotman, who is the brother of the Company’s CEO, Jamie Rotman. In exchange for such services, the Company has entered into a consulting agreement with the related party entity. Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. The Company and Blue Oar mutually agreed to temporarily suspend the monthly payment for expenses beginning in January 2025. During the year ended December 31, 2025, the Company expensed approximately $312,000 related to the consulting agreement. Vystar issued 4,036,812 shares of common stock during 2025 for prior accrued share-based compensation totaling $63,806. As of December 31, 2025, the Company had a stock subscription payable balance of $1,099,573, or approximately 109,368,000 shares to be issued in the future and $405,000 of consulting expenses in accounts payable to this entity.

Dr. Bryan Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2025, commissions of $124 were due to Dr. Stone and included in accrued expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vystar Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vystar Corporation. (the “Company”) as of December 31, 2025 and 2024, and the related financial statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and experienced negative cash flow since inception. At December 31, 2025, the Company had cash of $4,454 and a deficit in working capital of approximately $6.6 million. Further, at December 31, 2025 the accumulated deficit amounted to approximately $61.4 million. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Macias Gini and O’Connell LLP

Los Angeles, California

We have served as the Company’s auditor since 2020

April 15, 2026

VYSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$4,454	$7,712
Accounts receivable, net	338	20,892
Inventories	58,912	72,171
Prepaid expenses and other	304,719	300,604
Assets of discontinued operations	5,601	6,057

Total current assets	374,024	407,436

Property and equipment, net	12,139	54,929

Other assets:
Intangible assets, net	66,287	90,939

Total assets	$452,450	$553,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,353,412	$1,302,248
Accrued expenses	428,924	453,105
Related party stock subscription payable	2,566,036	1,942,654
Stock subscription payable, net of related party	558,648	106,375
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	31,434	381,232
Related party debt - current maturities, net of debt discount	971,447	691,285
Derivative liabilities	423,632	301,809
Unearned revenue	44,337	44,337
Related party advances	79,460	86,254
Liabilities of discontinued operations	530,863	530,863

Total current liabilities	6,988,193	5,840,162

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at December 31, 2025 and 2024 (liquidation preference of $196,000 and $188,000 at December 31, 2025 and 2024, respectively)	1	1
Convertible preferred stock series class B, $0.0001 par value 2,500,000 shares authorized; 321,083 and 336,131 shares issued and outstanding at December 31, 2025 and 2024, respectively (liquidation preference of $3,020,000 and $2,927,000 at December 31, 2025 and 2024, respectively)	32	34
Convertible preferred stock series class C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at December 31, 2025 and 2024, respectively (liquidation preference of $6,736,000 and $6,235,000 at December 31, 2025 and 2023, respectively)	192	192
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 24,621,394 and 17,400,914 shares issued at December 31, 2025 and December 31, 2024, respectively, and 24,621,094 and 17,400,614 shares outstanding at December 31, 2025 and 2024, respectively	2,462	1,740
Additional paid-in capital	54,876,762	54,594,517
Accumulated deficit	(61,384,883)	(59,853,225)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(6,505,464)	(5,256,771)

Noncontrolling interest	(30,279)	(30,087)

Total stockholders’ deficit	(6,535,743)	(5,286,858)

Total liabilities and stockholders’ deficit	$452,450	$553,304

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024

Revenue	$54,821	$135,969

Cost of revenue	23,006	66,328

Gross profit	31,815	69,641

Operating expenses:
Salaries and commissions	451	8,770
Share-based compensation	687,188	893,138
Professional fees	232,978	342,527
Advertising	4,442	1,163
Consulting	-	180,000
Rent	42,330	51,308
Service charges	1,166	1,121
Depreciation and amortization	67,442	74,506
Other operating	56,358	34,687

Total operating expenses	1,092,355	1,587,220

Loss from operations	(1,060,540)	(1,517,579)

Other income (expense):
Interest expense	(404,406)	(247,588)
Gain (loss) on settlement of liabilities, net	(66,448)	77,560
Other income	-	15,540

Total other income (expense), net	(470,854)	(154,488)

Net loss from continuing operations	(1,531,394)	(1,672,067)

Discontinued operations:
Income (loss) from operations	(456)	4,192,379

Net income (loss)	(1,531,850)	2,520,312

Net (income) loss attributable to noncontrolling interest	192	(1,760,799)

Net income (loss) attributable to Vystar	$(1,531,658)	$759,513

Basic and diluted loss per share:
Net loss from continuing operations	$(0.08)	$(0.12)
Net income (loss) from discontinued operations	$(0.00)	$0.31
Net income (loss) attributable to noncontrolling interest	$(0.00)	$0.13
Net income (loss) attributable to common shareholders	$(0.08)	$0.06

Basic and diluted weighted average number of common shares outstanding	19,637,906	13,376,992

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2023	8,698	$1	370,969	$37	1,917,973	$192	12,942,592	$1,294	$53,361,925	$(60,612,738)	(300)	$(30)	$(7,249,319)	$(1,790,886)	$(9,040,205)

Preferred stock conversion to common stock			(34,838)	(3)			348,380	35	(32)				-		-

Common stock issued for share-based compensation							4,109,642	411	1,232,624				1,233,035		1,233,035

Net loss	-	-	-	-	-	-	-	-	-	759,513	-	-	759,513	1,760,799	2,520,312

Ending balance December 31, 2024	8,698	1	336,131	34	1,917,973	192	17,400,614	1,740	54,594,517	(59,853,225)	(300)	(30)	(5,256,771)	(30,087)	(5,286,858)

Preferred stock conversion to common stock			(15,048)	(2)			150,000	15	(13)				-		-

Issuance of common stock							3,033,668	303	218,856				219,159		219,159

Common stock issued for share-based compensation							4,036,812	404	63,402				63,806		63,806

Net loss	-	-	-	-	-	-	-	-	-	(1,531,658)	-	-	(1,531,658)	(192)	(1,531,850)

Ending balance December 31, 2025	8,698	$1	321,083	$32	1,917,973	$192	24,621,094	$2,462	$54,876,762	$(61,384,883)	(300)	$(30)	$(6,505,464)	$(30,279)	$(6,535,743)

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,531,850)	$2,520,312
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Share-based compensation	687,188	893,138
Depreciation	42,790	42,790
Amortization of intangible assets	24,652	31,716
Amortization of debt discount	231,349	174,753
Unamortized term debt issuance costs	75,000	-
(Gain) loss on settlement of liabilities, net	79,846	(4,303,203)
Gain on sale of property and equipment	-	(1,000)
Expenses paid directly by related party debt	106,533	231,107
Expenses paid directly by related party advances	-	29,974
(Increase) decrease in assets:
Accounts receivable	20,554	(16,641)
Inventories	13,259	(28,350)
Prepaid expenses and other	(4,115)	47,671
Assets of discontinued operations	-	44,910
Increase (decrease) in liabilities:
Accounts payable	64,938	308,205
Accrued expenses and interest payable	9,463	75,094
Unearned revenue	-	(42)
Liabilities of discontinued operations	-	(150,396)

Net cash used in operating activities	(180,393)	(99,962)

Cash flows from investing activities:
Cash flows from discontinued operations	-	1,000

Cash flows from financing activities:
Repayment of related party term debt	(41,527)	-
Proceeds from related party advances	2,000	-
Repayment of related party advances	(8,794)
Advances from stock subscription payable	208,636	-
Proceeds from issuance of common stock	16,364	-
Cash flows from discontinued operations, net	-	61,986

Net cash provided by financing activities	176,679	61,986

Net decrease in cash	(3,714)	(36,976)

Cash - beginning of year	13,378	50,354

Cash - end of year	9,664	13,378
Less: cash of discontinued operations	5,210	5,666

Cash of continuing operations - end of year	$4,454	$7,712

Cash paid during the year for:
Interest	$64,412	$358

Taxes	$412	$1,209

Non-cash transactions:
Related party advances converted to term debt	$-	$362,695
Related party term debt issuance costs	75,000	50,000
Derivatives issued as a debt discount	121,823	301,809
Stock subscription payable issued for settlement of debt and accrued interest	243,636	-
Common stock issued for accrued share-based compensation	63,806	1,233,035
Common stock issued for settlement of debt and accrued interest	202,796	-
Rotmans lease liabilities reduction from lease derecognition	-	4,216,804

The accompanying notes are an integral part of these consolidated financial statements.

VYSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and December 31, 2025 and are level 3 measurements. There have been no transfers between levels during the year ended December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for credit losses based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. An allowance for credit losses was not needed at December 31, 2025 and 2024.

Inventories

Inventories include those costs directly attributable to the product before sale. Inventories consist primarily of finished goods of mattresses, RxAir purifier units and cartridges, foam toppers, pillows and bed in a box products and are carried at net realizable value, which is defined as selling price less cost of completion, disposal and transportation. Vystar evaluates the need to record write-downs for inventory on a regular basis. Appropriate consideration is given to obsolescence, slow-moving and other factors in evaluating net realizable values. Inventories not expected to be sold within 12 months are classified as long-term.

Inventories consist of the following:

	2025	2024

Finished goods	$443,912	$455,171

Obsolescence reserve	(385,000)	(383,000)

Total inventories	$58,912	$72,171

The Company increased its obsolescence reserve by $2,000 for the year ended December 31, 2025 and reduced its obsolescence reserve by $133,000 for the year ended December 31, 2024. The reduction in 2024 was attributable to the bulk sale of Vytex inventory in August.

Prepaid Expenses and Other

Prepaid expenses and other generally include restricted cash, amounts related to prepaid expenses, which are expensed on a straight-line basis over the life of the underlying expenditure, and other expenses. As of December 31, 2025 and 2024, prepaid expenses and other primarily consisted of consulting services related to future research and development for its RxAir division. These services totaled $300,000 and will be expensed upon their performance. The Company anticipates the partial use of these services in 2026.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, generally 5 to 10 years, using straight-line and accelerated methods.

Expenditures for major renewals and betterments are capitalized, while routine repairs and maintenance are expensed as incurred. When property items are retired or otherwise disposed of, the asset and related reserve accounts are relieved of the cost and accumulated depreciation, respectively, and the resultant gain or loss is reflected in earnings. As of December 31, 2025 and 2024, the net balance of property and equipment for Vystar is $12,139 and $54,929, respectively, with accumulated depreciation of $330,264 and $287,474, respectively.

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

Our intangible assets are reviewed for impairment annually or more frequently as warranted by events of changes in circumstances. There were no impairment losses in 2025 or 2024.

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

Changes to unearned revenue during the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024

Balance, beginning of the year	$44,337	$44,379

Customer deposits received	-	-

Revenue earned	-	(42)

Balance, end of the year	$44,337	$44,337

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share and is reported separately for continuing operations and discontinued operations. Due to exercise prices and market values at December 31, 2025 and 2024, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. Excluded from the computation of diluted loss per share were options to purchase 20,000 and 27,000 shares of common stock for 2025 and 2024, respectively, as their effect would be anti-dilutive. Warrants to purchase 3,456 and 7,697 shares of common stock for 2025 and 2024, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 30,160,422 and 28,106,837 shares of common stock for 2025 and 2024, respectively, were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Both shareholder and Rotman Family contingently convertible notes payable convertible to 1,393,857 and 16,927,264 shares of common stock for 2025 and 2024, respectively, were also excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of December 31, 2025 and 2024, reserves for Vystar estimated sales returns totaled $2,000 and $9,000, respectively, and are included in the accompanying consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. These costs were not significant in 2025 and 2024.

Advertising Costs

Advertising costs, which include digital and other media advertising, are expensed upon first showing. Vystar costs included in general and administrative expenses in the accompanying consolidated statements of operations were approximately $4,000 and $1,000 for the years ended December 31, 2025 and 2024, respectively.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the years ended December 31, 2025 and 2024.

The Company remains subject to income tax examinations from Federal and state taxing jurisdictions for 2022 through 2025.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes paid and additional income tax related disclosures, and is effective for the Company for annual fiscal periods beginning after December 31, 2024. The Company has adopted ASU 2023-09 for the 2025 calendar year retrospectively. Because the ASU affects disclosures only, the adoption did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

NOTE 3 -	LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, Vystar has incurred significant losses and experienced negative cash flow since inception. At December 31, 2025, the Company had cash of $4,454 and a deficit in working capital of approximately $6.6 million. Further, at December 31, 2025 the accumulated deficit amounted to approximately $61 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to Vystar’s future success. Because of this history of losses and financial condition, there is substantial doubt about Vystar’s ability to continue as a going concern.

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

There can be no assurances Vystar will be able to achieve projected levels of revenue in 2026 and beyond. If Vystar is not able to achieve projected revenue and obtain alternate additional financing of equity or debt, Vystar would need to significantly curtail or reorient operations during 2026, which could have a material adverse effect on the ability to achieve the business objectives, and as a result, may require Vystar to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should Vystar be forced to take any such actions.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	2025	2024

Tooling and testing equipment	$338,572	$338,572
Furniture and fixtures	3,831	3,831

	342,403	342,403
Accumulated depreciation	(330,264)	(287,474)

Property and equipment, net	$12,139	$54,929

Depreciation expense for the years ended December 31, 2025 and 2024 was $42,790.

NOTE 5 -	INTANGIBLE ASSETS

Intangible assets consist of the following:

			Amortization
			Period
	2025	2024	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(330,069)	(305,417)

Intangible assets, net	57,215	81,867
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$66,287	$90,939

Amortization expense for the years ended December 31, 2025 and 2024 was $24,652 and $31,716, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

2026	$16,032
2027	16,032
2028	13,232
2029	4,239
2030	768
Thereafter	6,912

Total	$57,215

NOTE 6 -	LEASES (DISCONTINUED OPERATIONS)

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

There is one operating lease obligation remaining as of December 31, 2025 which is in arrears totaling $219,201.

As of December 31, 2025, Vystar and Rotmans does not have any operating and finance leases that have not yet commenced.

NOTE 7 -	NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	December 31,
	2025	2024

Shareholder, convertible and contingently convertible notes	$19,500	$309,500
Accrued interest	11,934	71,732

	31,434	381,232

Less: current maturities	(31,434)	(381,232)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at December 31, 2025 and 2024. The balance of the note payable including accrued interest is approximately $31,000 and $30,000 at December 31, 2025 and 2024, respectively.

During the year ended December 31, 2021, Vystar issued certain contingently convertible promissory notes in varying amounts to existing shareholders which totaled $290,000. The notes are unsecured and bear interest at an annual rate of five percent (5%) from date of issuance. The face amount of the notes represents the amount due at maturity along with the accrued interest. The notes were extended by Vystar for an additional year. The conversion of the notes was dependent on the spin-off of RxAir. Since the spin-off did not occur in 2024, the Company converted these notes into common stock in 2025. All of these notes were outstanding at December 31, 2024.

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

In summary, the notes were recast to stock subscription payable for 5,137,310 shares of the Company’s common stock to be issued and a loss on the settlement of debt of $93,620 was recorded. During the year ended December 31, 2025, 2,333,668 shares of common stock were issued to reduce the stock subscription payable balance to 2,803,642 shares. The Company also issued 500,000 shares of common stock for a subscription purchase. An additional 6,250,000 shares will be issued for the remaining subscription purchases received in 2025.

Prior to conversion in January 2025, the Company recorded accrued interest of $1,844 in 2025 on these notes.

Related Party Debt

The following table summarizes related party debt:

	December 31,
	2025	2024

Rotman Family convertible note	$838,807	$648,801
Rotman Family nonconvertible notes	140,000	140,000
Accrued interest	110,130	79,540
Debt discount	(117,490)	(177,056)

	971,447	691,285
Less: current maturities	(971,447)	(691,285)

	$-	$-

Rotman Family Convertible Notes

On August 17, 2021, Vystar issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. The conversion of the note was dependent on the spin-off of RxAir. Since the spin-off of RxAir did not occur in 2024, the Company will address the settlement of this note in 2026. The balance of the note payable including accrued interest to Jamie Rotman is approximately $6,000 at December 31, 2025 and 2024. The Company recorded accrued interest of $400 for the year ended December 31, 2025 and 2024 on this note.

On June 1, 2024, the Company entered into a term convertible promissory note with Blue Oar. The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances of $362,695 through May 31, 2024 were rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 were payable beginning on July 1, 2024 with a balloon payment due on July 1, 2025. No payments have been made through December 2024. The maturity date was extended for six months to December 31, 2025 at Blue Oar’s discretion. Blue Oar may elect to receive payments in common stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee plus a $75,000 fee if not paid in full with common shares. In the event of default, the interest rate will increase to 19% and owe a default fee of 6% of the outstanding balance plus $25,000. In addition, the lender required there be no conversions of any class of preferred stock until the loan is paid in full. The balance of the note payable including accrued interest and debt discount to Blue Oar was approximately $684,000 at December 31, 2024. The Company recorded accrued interest of $63,458 and $40,268 for the year ended December 31, 2025 and 2024, respectively, on this note. Based on the variable redemption feature, the Company recorded a derivative liability of $301,809 at December 31, 2024. On December 31, 2025, the Company derecognized the derivative liability with the maturity of the note.

On December 31, 2025, the Company entered into a term convertible promissory note with Blue Oar. The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances and accrued interest totaling $847,265 were rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on January 1, 2026 with a balloon payment due on July 1, 2027. Blue Oar may elect to receive payments in Preferred Series C stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee. In addition, the lender required there be no conversions of any class of preferred stock until the loan is paid in full. Based on the variable redemption feature, the Company recorded a derivative liability of $423,632 at December 31, 2025.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
			December 31,
	Issue Date	Principal Amount	2025	2024
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$6,464	$6,064
Blue Oar 12% note due December 2025	6/1/2024	643,801	-	684,069
Blue Oar 12% note due July 2026	12/31/2025	833,807	897,265	-

			903,729	690,133
Less: debt discount			(117,490)	(177,056)

			786,239	513,077
Less: current maturities			(786,239)	(513,077)

			$-	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $ $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at December 31, 2025 and 2024. The balance of the note payable including accrued interest to Bernard Rotman is approximately $185,000 and $178,000 at December 31, 2025 and 2024, respectively. Accrued interest for the year ended December 31, 2025 and 2024 totaled $7,000.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
			December 31,
	Issue Date	Principal Amount	2025	2024
Bernard Rotman 5% note due December 2023	7/18/2019	$140,000	$185,208	$178,208

NOTE 8 -	DERIVATIVE LIABILITIES

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

The following tables summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

2025

Balance, beginning of the year	$301,809

Initial measurement of liabilities	121,823

Change in fair value	-

Balance, end of the year	$423,632

NOTE 9 -	STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of December 31, 2025 and 2024, the liquidation preference totals approximately $196,000 and $188,000, respectively.

As of December 31, 2025, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $109,000 and could be converted into 38,399 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2024, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $101,000 and could be converted into 36,698 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares (10 shares after reverse split) of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of December 31, 2025 and 2024, the liquidation preference totals approximately $3,020,000 and $2,927,000, respectively.

During the year ended December 31, 2025, 15,048 shares of outstanding preferred stock were converted to 150,000 shares of common stock.

As of December 31, 2025, the 321,083 shares of outstanding preferred stock had undeclared dividends of approximately $773,000 and could be converted into 4,314,828 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

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

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized are 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares (10 shares after reverse split) of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of December 31, 2025 and 2024, the liquidation preference totals approximately $6,736,000 and $6,235,000, respectively.

As of December 31, 2025, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,730,000 and could be converted into 25,807,195 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2024, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,229,000 and could be converted into 23,889,222 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

Common Stock and Warrants

During the year ended December 31, 2025 and 2024, the Company issued 4,036,812 and 4,109,642 shares, respectively, of common stock under share-based compensation agreements with related parties.

Included in stock subscription payable at December 31, 2025 and 2024, is $270,000 received under common stock subscription agreements for 180,000 shares during the year ended December 31, 2020.

The Company received $135,000 under common stock subscription agreements, related to the 2021 shareholder convertible notes conversion, for 6,750,000 shares during the year ended December 31, 2025. The Company issued 500,000 shares of common stock during the year ended December 31, 2025 pertaining to one of the subscription agreements. The remaining shares will be issued at a later date.

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

In 2025, the Company received $50,000 and $20,000 under separate common stock subscription agreements for 1,250,000 shares and 500,000 shares, respectively. These shares will be issued at a later date.

The Company issued 1,731,867 shares in June 2025 and 601,801 shares in August 2025 of common stock related to the conversion of the 2021 contingently convertible promissory notes. As of December 31, 2025, 2,803,642 shares of common stock are included in stock subscription payable related to the 2021 contingently convertible promissory notes conversions. Refer to Note 7 for more information.

Stock Subscription Payable

At December 31, 2025 and 2024, Vystar recorded $3,124,684 and $2,049,029, respectively, of total stock subscription payable related to common stock to be issued. The following summarizes the activity of both related party and other stock subscription payable during the year ended December 31, 2025 and 2024:

	Related Party		Other		Total
	Amount	Shares	Amount	Shares	Amount	Shares

Balance, January 1, 2024	$2,282,551	133,273,012	$106,375	57,560	$2,388,926	133,330,572
Additions, net	893,138	65,079,119	-	-	893,138	65,079,119
Issuances, net	(1,233,035)	(4,109,642)	-	-	(1,233,035)	(4,109,642)

Balance, December 31, 2024	1,942,654	194,242,489	106,375	57,560	2,049,029	194,300,049
Additions, net	687,188	6,594,362	671,432	14,265,881	1,358,620	20,860,243
Issuances, net	(63,806)	(4,036,812)	(219,159)	(3,033,668)	(282,965)	(7,070,480)

Balance, December 31, 2025	$2,566,036	196,800,039	$558,648	11,289,773	$3,124,684	208,089,812

NOTE 10 - REVENUES

The following table presents our revenues disaggregated by each major product category and service for the last two years:

	2025		2024
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales

Air Purification Units	$46,542	84.9	$83,236	61.2
Mattresses and Toppers	2,367	4.3	48,944	36.0
Royalties and other	5,912	10.8	3,789	2.8
	$54,821	100.0	$135,969	100.0

NOTE 11 -	SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, Vystar recorded $687,188 and $893,138 of share-based compensation for the years ended December 31, 2025 and 2024, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. Included in stock subscription payable is accrued share-based compensation of $2,402,411 and $1,779,029 at December 31, 2025 and 2024, respectively.

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

For the year ended December 31, 2025 and 2024, there were no share-based compensation expense related to employee and board members’ stock options. There is no unrecognized compensation expense as of December 31, 2025 and 2024.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At December 31, 2025, there are 22,517 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of December 31, 2025. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of December 31, 2025. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the years ended December 31, 2025 and 2024, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of Vystar for the years ended December 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2023	42,000	$7.17	2.15

Granted	-	-	-

Exercised	-	-	-

Cancelled	-	-	-

Expired	(15,000)	$10.33	-

Outstanding, December 31, 2024	27,000	$5.41	1.26

Granted	-	-	-

Exercised	-	-	-

Cancelled	-	-	-

Expired	(7,000)	$6.57	-

Outstanding, December 31, 2025	20,000	$5.00	1.56

Exercisable, December 31, 2025	20,000	$5.00	1.56

Exercisable, December 31, 2024	27,000	$5.41	1.26

As of December 31, 2025 and 2024, there was no aggregate intrinsic value on the outstanding options. The aggregate intrinsic value will change based on the fair market value of Vystar’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion, and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents Vystar’s warrant activity for the years ended December 31, 2025 and 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual
	of Shares	Fair Value	Exercise Price	Life (Years)

Outstanding, December 31, 2023	21,520	-	$6.57	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(13,823)	-	$7.62	-

Outstanding, December 31, 2024	7,697	-	$6.77	1.10

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(4,241)	-	$5.55	-

Outstanding, December 31, 2025	3,456	-	$8.27	0.83

Exercisable, December 31, 2025	3,456	-	$8.27	0.83

Exercisable, December 31, 2024	7,697	-	$6.77	1.10

NOTE 12 -	RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2025 and 2024, the Company expensed approximately $375,000 and $440,000, respectively, related to this employment agreement. As of December 31, 2025, the Company had a stock subscription payable balance of $738,684 or approximately 28,072,000 shares of common stock to Ms. Rotman.

Previously, Ms. Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2025, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

During the year ended December 31, 2025, Ms. Rotman advanced the Company $2,000 for working capital. The advance is due on demand. During the year ended December 31, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. The advances were due on demand and repaid in March 2025.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the brother of the Company’s CEO, Jamie Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. The Company and Blue Oar mutually agreed to temporarily suspend the monthly payment for expenses beginning in January 2025. During the year ended December 31, 2025 and 2024, Vystar expensed approximately $312,000 and $633,000, respectively, related to the consulting agreement. Vystar issued 4,036,812 and 1,509,642 shares of common stock during the year ended December 31, 2025 and 2024, respectively, for prior accrued share-based compensation totaling $63,806 and $632,263 for 2025 and 2024, respectively. As of December 31, 2025 and 2024, Vystar had a stock subscription payable balance of $1,099,573 and $851,022, respectively, or approximately 109,368,000 and 110,407,000 shares, respectively, to be issued in the future to this entity. In addition, included in accounts payable are unpaid consulting expenses of $405,000 at December 31, 2025 and 2024.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC is owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2024, commissions of $2,475 were due to Dr. Stone and included in accrued expenses. There were no commissions earned during the year ended December 31, 2025. Included in accrued expenses at December 31, 2025 is $124 due to Dr. Stone for previously earned commissions.

Former Officer and Director

Steven Rotman

Per Steven Rotman’s Employment agreement dated July 22, 2019, as amended, he was paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $524,660. As of December 31, 2025 and 2024, Vystar had a stock subscription payable balance of $427,933 or approximately 59,256,000 shares to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. Mr. Rotman’s Employment agreement was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2025 and 2024 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

As of December 31, 2025 and 2024, Steven Rotman advanced Vystar funds totaling $77,460. As of December 31, 2025 and 2024, Rotmans is indebted to Steven Rotman for advances totaling $61,986. The advances are due on demand as repayment terms have not yet been finalized.

NOTE 13 -	COMMITMENTS

Employment and Consulting Agreements

The Company has entered into employment and consulting agreements with certain of our officers, employees, and affiliates. For employees, payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

There was one employment agreement in place with the CEO’s, Jamie Rotman in 2025 and 2024. See compensation terms in Note 12.

During the year ended December 31, 2025 and 2024, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

Subsequent to the appellate decision affirmance of the District Court decision, on December 22, 2025, the District Court granted Vystar’s motion for attorneys’ fees and costs awarding Vystar $497,439.58. On January 21, 2026, EMA filed a Notice of Appeal to the Second Circuit seeking to reverse the District Court’s attorneys’ fee order. Vystar believes the District Court’s decision is based upon sound legal positions that support the factual conclusion.

NOTE 14 -	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which Vystar and Rotmans derive at least 10% of its revenue and cost of revenue, respectively.

During the year ended December 31, 2025, there were no major customers. During the year ended December 31, 2024, Vystar made approximately 40% of its sales to one major customer. Included in accounts receivable at December 31, 2024 was $5,352 due from the customer. Included in accounts payable is $1,429 at December 31, 2025 and 2024 due to the former major customer for returned merchandise.

During the year ended December 31, 2025, there were no major vendors. During the year ended December 31, 2024, Vystar made 100% of its purchases from one major vendor. There was no balance owed at December 31, 2024.

During the year ended December 31, 2025 and 2024, Vystar recognized a gain on settlement of debt totaling $13,398 and $77,560, respectively, related to the write-off of disputed charges no longer legally owed by statute. During the year ended December 31, 2025, Vystar recognized a gain on settlement of debt of $13,774 related to a negotiated settlement with a prior vendor.

NOTE 15 -	INCOME TAXES

During the year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance the income taxes disclosures. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%

Loss before income taxes	$(1,531,394)		$(1,672,067)
U.S. Federal Statutory Tax Rate	(321,593)	-21.0%	(351,134)	-21.0%
Current State Income Taxes, Net of Federal Income Tax Effect	(36,212)	-2.4%	(127,940)	-7.7%

Nontaxable or nondeductible Items
Derivative debt discount	43,746	2.9%	31,044	1.9%
Other	19,784	1.3%	-	0.0%

Other Adjustments
Share-based compensation	130,910	8.6%	(71,378)	-4.3%
Interest accrued to cash basis taxpayers	27,653	1.8%	20,864	1.2%
Amortization and depreciation	(21,331)	-1.4%	(25,526)	-1.5%
Change in reserves	420	0.0%	(29,075)	-1.7%

Change in Valuation Allowance	156,623	10.2%	553,145	33.1%

Total Income Tax Provision	-	0.0%	-	0.0%

The Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024

Net operating loss carryforwards (Federal)	$8,200,000	$8,100,000

Less valuation allowance	(8,200,000)	(8,100,000)

Deferred tax assets	$-	$-

Deferred taxes are caused by net operating loss carryforwards. U.S. Tax Legislation enacted in 2017 (the “TCJA”) has significantly changed certain aspects of U.S. federal income taxation. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated after 2020 can also carried forward indefinitely but limited to 80% of taxable income.

For federal income tax purposes, Vystar has a net operating loss carryforward of approximately $39,100,000 as of December 31, 2025, of which approximately $16,900,000 expires beginning in 2026 and $22,200,000 which can be carried forward indefinitely. For state income tax purposes, Vystar has a net operating loss carryforward of approximately $17,000,000 and $21,900,000 as of December 31, 2025 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The change in the valuation allowance is as follows:

	2025	2024

Valuation allowance - beginning of year	$8,100,000	$7,900,000

Additions charged to income tax benefit	100,000	200,000

Valuation allowance - end of year	$8,200,000	$8,100,000

NOTE 16 -	DISCONTINUED OPERATIONS

Rotmans closed its showroom on December 14, 2022. All activities related to the winding down of operations are reported as discontinued operations in 2025 and 2024. The assets and liabilities have been reported in the consolidated balance sheets as assets and liabilities of discontinued operations.

The income (loss) from discontinued operations for 2025 and 2024 is as follows:

	Year Ended
	December 31,
	2025	2024

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Professional fees	-	17,696
Service charges	-	170
Other operating	456	16,218

Total operating expenses	456	34,084

Loss from operations	(456)	(34,084)

Other income (expense):
Interest expense	-	(192)
Gain on settlement of liabilities	-	4,225,642
Gain on sale of property and equipment	-	1,000
Other income, net	-	13

Total other income, net	-	4,226,463

Net income (loss) from discontinued operations	$(456)	$4,192,379

Details of the balance sheet items for discontinued operations are as follows:

	December 31,
	2025	2024

Current assets:
Cash	$5,210	$5,666
Prepaid expenses and other	391	391

Total current assets	$5,601	$6,057

Current liabilities:
Accounts payable	$249,676	$249,676
Related party advances	61,986	61,986
Operating lease liabilities - current maturities	219,201	219,201

Total current liabilities	$530,863	$530,863

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Included in adjustments to reconcile net loss to net cash used in operating activities are the following discontinued operations items:

	2025	2024

Gain on settlement of liabilities	$-	$(4,225,642)
Gain on sale of property and equipment	-	(1,000)

NOTE 17 -	SUBSEQUENT EVENTS

The Company received two payments totaling $40,000 from a private stock subscription raise with a current shareholder. Under the first agreement dated in February 2026, the Company will issue 750 shares of its preferred stock series class B stock for $15,000. The Company will issue 1,000 shares of its preferred stock series class B stock under a second agreement dated in March 2026 for $25,000.

In April 2026, the Company received payments from two individual shareholders from a private stock subscription raise. Under the agreements, the Company will issue 1,000 and 400 shares of its preferred stock series class B stock for $25,000 and $10,000, respectively.

During 2026, Jamie Rotman advanced the Company $6,500 for working capital purposes. The advances are due on demand.

On April 14, 2026, Vystar entered into a binding letter of intent (“LOI”) to acquire 50% of Capital R3alm, Inc. which include ownership of a software ecosystem and a percentage of Capital R3alm R3EQ tokens. In exchange, Capital R3alm will own 34% of Vystar by way of Series B preferred shares. The companies have agreed to equally manage the project. The companies have agreed to work jointly until the deal closing.

Capital R3alm, Inc. is developing a compliance-oriented Web3 financial ecosystem designed to bridge traditional finance and decentralized technologies. The R3alm platform is intended to span capital formation, tokenized assets, governance, trading infrastructure, treasury systems, investor access, identity, analytics, crowd funding platform and AI-powered financial intelligence layer, with R3EQ Token planned as the ecosystem’s equity-linked ownership-layer token.

R3alm is being developed as a unified ecosystem spanning capital formation, tokenized real-world assets, digital securities infrastructure, governance systems, trading and liquidity tools, treasury capabilities, identity and wallet functions, collectibles infrastructure, analytics, and AI-powered financial intelligence. The company’s vision is to create secure, transparent, and scalable financial products that expand investor access while supporting long-term market innovation.

The R3alm platform is designed to support multiple interconnected business lines and product layers, including digital capital formation, tokenized asset infrastructure, ecosystem governance, investor tools, treasury systems, and a broader network of applications intended to serve investors, issuers, developers, and enterprises operating in emerging digital financial markets. A key pillar of the ecosystem is R3EQ, the planned equity-linked digital share token for R3alm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the year ended December 31, 2025 and subsequent to year end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2025. Such conclusion was reached based on the following material weaknesses noted by management:

a) The Company does not have sufficient segregation of duties within the accounting department due to the small size of the Company.

b) The Company did not maintain reasonable control over records underlying transactions necessary to permit preparation of the Company’s financial statements.

c) Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

d) Lack of a formal CFO position who can devote significant attention to financial reporting resulted in audit adjustments.

e) Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

f) Lack of controls over identification, valuation and bifurcation of embedded features in debt instruments.

Management expects to strengthen internal control during 2026 by developing stronger business and financial processes for accounting for transactions such as stock issuances, which will enhance internal control for the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables set forth the name and information of each director of Vystar as of December 31, 2025. Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Principal Occupation During Last Five Years	Age	Director Since

Joseph C. Allegra, Jr., PhD	Joseph Allegra, PhD was elected Chairman of the Board on February 14, 2018 and has followed Vystar’s progress for numerous years and has assisted as an investment advisor and investor, providing insight into positioning the company to attract investors, particularly in the healthcare sector. He currently is an Instructor of Epidemiology and Biostatistics at the University of Georgia and an Investment Advisor at Lincoln Lee Investments in Atlanta. Previously he was a Senior Drug Safety Associate at Genentech. Dr. Allegra received his BA in Psychology from Boston University, and his Master of Public Health and Doctor of Philosophy degrees from the University of Georgia.	46	2017

Jamie Rotman	Jamie Rotman was elected Chief Executive Officer and a Director of Vystar Corporation on December 21, 2023. She previously served as Vystar’s consulting controller from 2018 to 2019 and was actively involved in implementing its online sales program, along with bringing in distributors for RxAir. She actively ran her own business, Designcenters.com, from 2006 to 2014. She recently worked at M. Pope & Co. as a Sales Associate and E-commerce Manager. She worked at Rotmans Furniture as their Efficiency Expert for many years. Ms. Rotman received her BA in Psychology from Northeastern University, and her Master of Business Administration degree from Clark University.	58	2023

Bryan Stone, MD	Bryan Stone, M.D, has advised Vystar over the past years relating to product development for the healthcare industry and brings to the Board an understanding of the challenges of new product development for start-up companies. He is the Chairman of Medicine at Desert Regional Medical Center in Palm Springs, California, and is the Medical Director at multiple DaVita Dialysis Centers. He is also an entrepreneur, serving as the Interim CEO of Fluid Energy Conversion, Inc., a firm specializing in molecular fluid mechanics, specifically high efficiency mass producible energy conversion technologies.	58	2017

Byron L. Novosad, DDS	Byron L. Novosad, DDS was appointed to the Board on January 25, 2021. Dr Novosad received a BA in Chemistry from Baylor University and graduated from the University of Texas Dental School in Houston and later received his Certificate in Periodontics in 1982. Dr. Novosad brings experience to the Board in the medical and health care field, and served previously as a consultant to UV Flu Technologies from 2011 to 2015 and a consultant to Vystar Corporation from 2013 to 2015. He has operated a private periodontal practice in the Houston, Texas area for 30 years and has been a Clinical Assistant Professor of Periodontics at the Periodontic Graduate Clinic for the University of Texas Dental branch in Houston since 2007. He was on the Advisory Board of Wharton County Jr. College School of Dental Hygiene for 37 years.	70	2021

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

Meetings of the Board and Committees

During fiscal year 2025, our Board held six meetings, and its Audit Committee held one meeting. Each director attended the meetings in fiscal year 2025. Members of our Board are encouraged to attend our annual meetings of shareholders.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Vystar that comply with NASDAQ listing standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a current report on Form 8-K with the SEC. This Code of Business Conduct is publicly available on our website at www.vystarcorp.com. There were no waivers of the Code of Business Conduct and Ethics for any of our directors or executive officers during fiscal year 2025.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our, Chief Executive Officer and President for 2025 and 2024.

Name and Principal Position	Salary	Option Awards(1)	Total
Jamie Rotman - 2025	$375,000	$-	$375,000
Chief Executive Officer, Chief Financial Officer and President

Jamie Rotman - 2024	$440,000	$-	$440,000
Chief Executive Officer, Chief Financial Officer and President

(1)	These amounts do not reflect the actual economic value realized by the executive officers. In accordance with SEC rules, the amounts in this column for 2025 and 2024 represent the dollar amount recognized as compensation expense by Vystar for financial statement reporting purposes for fiscal years 2025 and 2024 for stock and options granted to each of the executive officers in each such fiscal year in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

DIRECTOR COMPENSATION

There was no compensation awarded to, paid to or earned by each of Vystar’s non-employee directors during fiscal year 2025.

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

The following table sets forth the beneficial ownership of our common stock as of December 31, 2025 by each entity or person who is known to beneficially own 5% or more of our common stock, each of our directors, each Executive Officer identified in “Executive Compensation—Summary Compensation Table” contained in this proxy statement and all of our directors and current executive officers as a group. This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. None of the shares beneficially owned by our executive officers and directors are pledged as security. Applicable percentages are based on shares outstanding on December 31, 2025, adjusted as required by rules promulgated by the SEC.

Officers and Directors

Jamie Rotman
Shrewsbury, MA	1,359,813	5.523%

Bryan Stone, M.D.
Palm Springs, CA	209,663	0.852%

Joseph Carmen Allegra, Jr., PhD
Atlanta, GA	10,000	0.041%

Byron L. Novosad, DDS
Houston, TX	131,667	0.535%

All Directors and Executive Officers as a Group	1,711,143	6.950%

Total Shares Outstanding	24,621,094

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

Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2025 each director filed the forms required by Section 16(a) of the Exchange Act on a timely basis with respect to the repricing of option and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information related to our common stock which may be issued under our compensation plans, as amended, as of December 31, 2025:

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

During the year ended December 31, 2025 and 2024, the Company expensed approximately $375,000 and $440,000, respectively, related to this employment agreement. As of December 31, 2025, the Company had a stock subscription payable balance of $738,684 or approximately 28,072,000 shares of common stock to Ms. Rotman. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for share-based compensation totaling $76,112. As of December 31, 2024, the Company had a stock subscription payable balance of $363,853 or approximately 24,475,000 shares of common stock to Ms. Rotman.

Previously, Ms. Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of December 31, 2025, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

During the year ended December 31, 2025, Ms. Rotman advanced the Company $2,000 for working capital. The advance is due on demand. During the year ended December 31, 2024, Jamie Rotman paid Vystar expenses totaling $8,794. The advances are due on demand and repaid in March 2025.

Blue Oar Consulting, Inc. (“Blue Oar”) is owned by Gregory Rotman, who is the brother of the Company’s CEO, Jamie Rotman. Blue Oar provides business consulting services to Vystar. In exchange for such services, Vystar has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. The Company and Blue Oar mutually agreed to temporarily suspend the monthly payment for expenses beginning in January 2025. During the year ended December 31, 2025 and 2024, Vystar expensed approximately $312,000 and $633,000, respectively, related to the consulting agreement. Vystar issued 4,036,812 and 1,509,642 shares of common stock during the year ended December 31, 2025 and 2024, respectively, for prior accrued share-based compensation totaling $63,806 and $632,263 for 2025 and 2024, respectively. As of December 31, 2025 and 2024, Vystar had a stock subscription payable balance of $1,099,573 and $851,022, respectively, or approximately 109,368,000 and 110,407,000 shares, respectively, to be issued in the future to this entity. In addition, included in accounts payable are unpaid consulting expenses of $405,000 at December 31, 2025 and 2024.

Blue Oar has advanced Vystar funds totaling $833,407 through December 31, 2025. The Company formalized the borrowing in a promissory note agreement dated June 1, 2024 and, upon maturity, in a promissory note agreement dated December 31, 2025. As of December 31, 2025 and 2024, the outstanding balance was $847,265 and $507,013, respectively, net of debt discount. See Note 7 for further information.

One of the Company’s directors, Dr. Bryan Stone, receives a $25 per unit commission for RxAir units sold to a specific customer. During the year ended December 31, 2024, commissions of $2,475 were due to Dr. Stone and included in accrued expenses. There were no commissions earned during the year ended December 31, 2025. Included in accrued expenses at December 31, 2025 is $124 due to Dr. Stone for previously earned commissions.

The Company’s former President and CEO, Steven Rotman, was paid $125,000 per year in cash, $10,417 per month in shares based on a 20-day average price at a 50% discount to market, $5,000 per month in cash for expenses. Vystar issued 1,300,000 shares of common stock on December 23, 2024 for prior accrued share-based compensation totaling $524,660. As of December 31, 2025 and 2024, Vystar had a stock subscription payable balance of $427,933 or approximately 59,256,000 shares to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary. Mr. Rotman’s employment was terminated upon his resignation on December 21, 2023.

The Board of Directors authorized their board fees for 2021 be paid in common stock of Vystar. Included in stock subscription payable at December 31, 2025 and 2024 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

As of December 31, 2025 and 2024, Vystar is indebted to Steven Rotman for advances of $77,460. As of December 31, 2025 and 2024, Rotmans is indebted to Steven Rotman for advances of $61,986. The advances are due on demand as repayment terms have not yet been finalized.

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

During fiscal year 2025 and 2024, we retained the firm of Macias Gini & O’Connell (“MGO”) to provide audit services. Below is a table of fees incurred in the following categories and amounts:

Fee Category	2025	2024
Audit Fees	$108,150	$123,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$108,150	$123,000

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

All services related to audit fees provided by MGO during fiscal year 2025 and 2024 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held one meeting during fiscal year 2025.

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

Based on the reviews and discussions referred to above and my review of Vystar’s audited financial statements for fiscal year 2025, I recommended to the Board that Vystar’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for filing with the SEC.

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

3. EXHIBITS

Exhibit Index *

* Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment

Number	Description
3.1	Articles of Incorporation of Vystar Acquisition Corporation (now named Vystar Corporation) dated December 17, 2003 (as amended) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

3.2	Articles of Amendment to the Articles of Incorporation of Vystar Corporation (incorporated by reference to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.)

3.3	Bylaws of Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

4.1	Specimen Certificate evidencing shares of Vystar common stock (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

4.2	Form of Share Subscription Agreements and Investment Letter (First Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

4.3	Form of Share Subscription Agreement and Investment Letter (Second Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

4.4	Form of Vystar Corporation Investor Questionnaire and Subscription Agreement (Third Private Placement) (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

4.5	Warrant to Purchase Shares of Common Stock of Vystar Corporation dated March 11, 2011 issued to Topping Lift Capital LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.6	Form of Warrant issued to Investor note holders (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

4.7	Form of Series A-1 Warrant (incorporated by reference to Vystar’s Current Report on Form 8-K filed on June 11, 2012)

10.1*	Manufacturing Agreement between Vystar Corporation and Revertex (Malaysia) Sdn. Bhd. effective April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.2	Executive Employment Agreement between Vystar Corporation and William R. Doyle, dated November 11, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.3	Management Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.4	Letter Agreement dated August 15, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.5	Addendum to Management Agreement dated February 29, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.6	Warrant Purchase Agreement dated January 31, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.7	Management Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.8	Warrant Purchase Agreement dated April 30, 2008 between Universal Capital Management, Inc. and Vystar Corporation (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.9	Vystar Corporation 2004 Long-Term Compensation Plan, as amended (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.10	Employment Agreement between Vystar Corporation and Sandra Parker dated April 1, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1 originally filed on November 13, 2008, Registration Statement No. 333-155341)

10.11*	Distributor Agreement among Vystar Corporation, Centrotrade Minerals & Metals, Inc. and Centrotrade Deutschland, GmbH dated January 6, 2009 (incorporated by reference to Vystar’s Registration Statement on Form S-1/A originally filed on February 11, 2009, Registration Statement No. 333-155341)

10.12	Note agreement between Vystar Corporation and Climax Global Energy, Inc. dated August 15, 2008 (incorporated by reference to Vystar’s Registration Statement on Form S-1/A originally filed on February 11, 2008, Registration Statement No. 333-155341)

10.13	Form of Investor Note (incorporated by reference to Vystar’s Current Report on Form 8-K dated March 11, 2011 and filed on March 15, 2011)

10.14	Promissory Grid Note dated April 29, 2011, in a principal amount of $800,000 from Vystar Corporation to CMA Investments, LLC (incorporated by reference to Vystar’s Current Report on Form 8-K dated April 29, 2011 and filed on May 2, 2011)

10.15	First Amendment to Agreement dated September 9, 2011, between Vystar Corporation, CMA Investments, LLC and Italia-Eire, LP, a Georgia limited partnership (incorporated by reference from Exhibit 10.14 to Vystar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012)

10.16	Form of Securities Purchase Agreement dated May 2012 between Vystar and investors (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on August 10, 2012)

10.17	LLC Ownership Interest Purchase Agreement dated September 13, 2012, between Vystar and Mary Ailene Miller (incorporated by reference to Vystar’s Current Report on Form 8-K filed on September 19, 2012)

10.18	Second Amendment to Agreement dated November 2, 2012, among Vystar, CMA Investments, LLC and Italia – Eire LP (incorporated by reference to Vystar’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.19	LLC Ownership Interest Purchase Agreement dated June 28, 2013, between the Company and Michal Soo, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.20	Note Subscription Agreement dated June 28, 2013 between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.21	Form of Senior Secured Convertible Promissory Note dated June 30, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

10.22	Form of Security Agreement dated July 1, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2013)

31***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Some Exhibits have certain confidential information redacted pursuant to a request for confidential treatment.

**	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request. Confidential treatment has been requested as to a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.

***	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSTAR CORPORATION

Date: April 15, 2026	By:	/s/ Jamie Rotman
Jamie Rotman
Chairman, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 15, 2026.

Signature	Title

/s/ Jamie Rotman	President, Chief Executive Officer, and Chief Financial Officer
Jamie Rotman

/s/ Joseph Allegra	Chairman of the Board of Directors
Joseph Allegra, PhD

/s/ Bryan Stone	Director
Bryan Stone, MD

/s/ Byron Novosad	Director
Byron Novosad, DDS

