Form 10-Q
period 2026-06-30
Vystar Corp
filed 2026-08-13
CIK 1308027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

Class	Outstanding as of August 13, 2026

Common Stock, $0.0001 par value per share	24,621,094 shares

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

All references to “we”, “us”, “our” or “Vystar” in this Quarterly Report on Form 10-Q mean Vystar Corporation, and affiliates.

2

VYSTAR CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VYSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$109,845	$4,454
Accounts receivable	4,577	338
Inventories, net	58,116	58,912
Prepaid expenses and other	313,003	304,719
Assets of discontinued operations	5,145	5,601

Total current assets	490,686	374,024

Property and equipment, net	-	12,139

Other assets:
Intangible assets, net	58,271	66,287

Total assets	$548,957	$452,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,289,877	$1,353,412
Accrued expenses	444,386	428,924
Related party stock subscription payable	2,860,848	2,566,036
Stock subscription payable, net of related party	788,648	558,648
Shareholder, convertible and contingently convertible notes payable and accrued interest - current maturities	32,214	31,434
Related party debt - current maturities, net of debt discount	1,133,678	971,447
Derivative liabilities	469,153	423,632
Unearned revenue	44,337	44,337
Related party advances	80,960	79,460
Liabilities of discontinued operations	530,863	530,863

Total current liabilities	7,674,964	6,988,193

Stockholders’ deficit:
Convertible preferred stock series class A, $0.0001 par value 15,000,000 shares authorized; 8,698 shares issued and outstanding at June 30, 2026 and December 31, 2025 (liquidation preference of $201,000 and $196,000 at June 30, 2026 and December 31, 2025, respectively)	1	1

Convertible preferred stock series B, $0.0001 par value 2,500,000 shares authorized; 321,083 shares issued and outstanding at June 30, 2026 and December 31, 2025, (liquidation preference of $3,132,000 and $3,020,000 at June 30, 2026 and December 31, 2025, respectively)	32	32

Convertible preferred stock series C, $0.0001 par value 2,500,000 shares authorized; 1,917,973 shares issued and outstanding at June 30, 2026 and December 31, 2025 (liquidation preference of $6,984,000 and $6,736,000 at June 30, 2026 and December 31, 2025, respectively)	192	192

Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 24,621,394 shares issued at June 30, 2026 and December 31, 2025, and 24,621,094 shares outstanding at June 30, 2026 and December 31, 2025	2,462	2,462
Additional paid-in capital	54,876,762	54,876,762
Accumulated deficit	(61,974,955)	(61,384,883)
Common stock in treasury, at cost; 300 shares	(30)	(30)

Total Vystar stockholders’ deficit	(7,095,536)	(6,505,464)

Noncontrolling interest	(30,471)	(30,279)

Total stockholders’ deficit	(7,126,007)	(6,535,743)

Total liabilities and stockholders’ deficit	$548,957	$452,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$7,767	$11,615	$13,914	$24,272

Cost of revenue	479	5,233	2,354	13,583

Gross profit	7,288	6,382	11,560	10,689

Operating expenses:
Salaries and commissions	5,721	-	5,721	-
Share-based compensation	91,426	164,143	274,812	360,190
Professional fees	45,875	52,774	104,409	152,425
Advertising	1,050	700	2,450	1,567
Rent	11,452	10,248	22,846	20,970
Service charges	195	1,054	967	2,223
Depreciation and amortization	5,449	18,627	20,155	37,254
Other operating	13,007	26,238	23,937	41,432

Total operating expenses	174,175	273,784	455,297	616,061

Loss from operations	(166,887)	(267,402)	(443,737)	(605,372)

Other income (expense):
Interest expense	(134,867)	(159,066)	(222,796)	(279,532)
Loss on settlement of debt, net	76,725	-	76,725	(79,846)

Total other expense, net	(58,142)	(159,066)	(146,071)	(359,378)

Net loss from continuing operations	(225,029)	(426,468)	(589,808)	(964,750)

Discontinued operations:
Loss from operations	(456)	(456)	(456)	(456)

Net loss	(225,485)	(426,924)	(590,264)	(965,206)

Net loss attributable to noncontrolling interest	192	192	192	192

Net loss attributable to Vystar	$(225,293)	$(426,732)	$(590,072)	$(965,014)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Net loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to noncontrolling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	24,621,094	17,743,181	24,621,094	17,572,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Attributable to Vystar
	Number		Number		Number		Number				Number		Total
	of		of		of		of		Additional		of		Vystar		Total
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Treasury	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares A	Stock A	Shares B	Stock B	Shares C	Stock C	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit	Interest	Deficit

Ending balance December 31, 2025	8,698	$1	321,083	$32	1,917,973	$192	24,621,094	$2,462	$54,876,762	$(61,384,883)	(300)	$(30)	$(6,505,464)	$(30,279)	$(6,535,743)

Net loss	-	-	-	-	-	-	-	-	-	(364,779)	-	-	(364,779)	-	(364,779)

Ending balance March 31, 2026	8,698	1	321,083	32	1,917,973	192	24,621,094	2,462	54,876,762	(61,749,662)	(300)	(30)	(6,870,243)	(30,279)	(6,900,522)

Net loss	-	-	-	-	-	-	-	-	-	(225,293)	-	-	(225,293)	(192)	(225,485)

Ending balance June 30, 2026	8,698	$1	321,083	$32	1,917,973	$192	24,621,094	$2,462	$54,876,762	$(61,974,955)	(300)	$(30)	$(7,095,536)	$(30,471)	$(7,126,007)

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

VYSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(590,264)	$(965,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	274,812	360,190
Depreciation	12,139	21,396
Amortization of intangible assets	8,016	15,858
Amortization of debt discount	163,011	231,228
Expenses paid directly by related party debt	16,585	106,212
(Gain) loss on settlement of debt, net	(76,725)	79,846
(Increase) decrease in assets:
Accounts receivable	(4,239)	18,540
Inventories	796	5,189
Prepaid expenses and other	(8,284)	579
Increase (decrease) in liabilities:
Accounts payable	13,190	(5,162)
Accrued expenses and interest payable	58,868	(9,406)
Net cash used in operating activities	(132,095)	(140,736)

Cash flows from financing activities:
Proceeds from related party advances	6,500	-
Repayment of related party term debt	(14,470)	(41,527)
Repayment of related party advances	(5,000)	(8,794)
Advances from stock subscription payable	250,000	205,000

Net cash provided by financing activities	237,030	154,679

Net increase in cash	104,935	13,943

Cash - beginning of period	9,664	13,378
Less: cash of discontinued operations	(4,754)	(5,210)

Cash of continuing operations - end of period	$109,845	$22,111

Cash paid during the period for:
Interest	$16,379	$63,849

Taxes	$456	$412

Non-cash transactions:
Derivatives issued as a debt discount	$45,521	$54,172
Stock subscription payable issued for settlement of debt and accrued interest, net	-	295,933
Common stock issued for settlement of debt and accrued interest	-	150,499

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

Highest priority is given to Level 1 inputs and the lowest priority to Level 3 inputs. Acceptable valuation techniques include the market approach, income approach, and cost approach. In some cases, more than one valuation technique is used. The derivative liabilities were recognized at fair value on a recurring basis through the date of the settlement and June 30, 2026 and are level 3 measurements. There have been no transfers between levels during the three months ended June 30, 2026.

Cash and Cash Equivalents

Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company grants credit to Vystar customers without requiring collateral. The amount of accounting loss for which Vystar is at risk in these unsecured accounts receivable is limited to their carrying value. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for credit losses based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. An allowance for credit losses was not needed at June 30, 2026 and December 31, 2025.

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

Inventories consist of the following:

	June 30,	December 31,
	2026	2025

Finished goods	$438,116	$443,912

Obsolescence reserve	(380,000)	(385,000)

Total inventories, net	$58,116	$58,912

Prepaid Expenses and Other

Prepaid expenses and other include amounts related to prepaid expenses, which are expensed on a straight-line basis over the life of the underlying expenditure, and other expenses. At June 30, 2026 and December 31, 2025, prepaid expenses and other primarily consisted of consulting services related to future research and development for its RxAir division. These services totaled $300,000 and will be expensed upon their performance. The Company anticipates the partial use of these services in 2026.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. During the three and six months ended June 30, 2026 and 2025, we did not recognize any impairment of our long-lived assets.

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

Unearned Revenue

Unearned revenue consists of customer advance payments. There were no changes to unearned revenue during the six months ended June 30, 2026 and 2025.

Loss Per Share

The Company presents basic and diluted loss per share. As the Company reported a net loss in the three and six months ended June 30, 2026 and 2025, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and dilutive income per share were the same. Excluded from the computation of diluted income per share were options to purchase 15,000 and 22,000 shares of common stock for the three and six months ended June 30, 2026 and 2025, respectively, as their effect would be anti-dilutive. Warrants to purchase 2,215 and 5,194 shares of common stock for the three and six months ended June 30, 2026 and 2025, respectively, were also excluded from the computation of diluted income per share as their effect would be anti-dilutive. In addition, preferred stock convertible to 31,271,592 and 29,225,469 shares of common stock for the three and six months ended June 30, 2026 and 2025, respectively, were excluded from the computation of diluted income per share as their effect would be anti-dilutive.   Both shareholder and Rotman Family contingently convertible notes for the three and six months ended June 30, 2026 and 2025 were also excluded from the computation of diluted loss per share as no contingencies were met.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to retail, e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. As of June 30, 2026 and December 31, 2025, reserves for estimated sales returns totaled approximately $2,000 and are included in the accompanying condensed consolidated balance sheets as accrued expenses.

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

Research and Development

Research and development costs are expensed when incurred. Research and development costs include all costs incurred related to the research, development and testing. For the three and six months ended June 30, 2026 and 2025, Vystar’s research and development costs were not significant.

Advertising Costs

Advertising costs, which include digital and other media advertising, are expensed upon first showing. Advertising costs were approximately $1,000 and $2,000, respectively, for the three and six months ended June 30, 2026 and 2025.

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

Income Taxes

Vystar recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold will be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred for the three and six months ended June 30, 2026 and 2025.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since inception. At June 30, 2026, the Company had cash of $109,845 and a deficit in working capital of approximately $7.2 million. Further, at June 30, 2026, the accumulated deficit amounted to approximately $62 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025

Tooling and testing equipment	$338,572	$338,572
Furniture, fixtures and equipment	3,831	3,831
	342,403	342,403
Accumulated depreciation	(342,403)	(330,264)

Property and equipment, net	$-	$12,139

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1,441 and $10,698, respectively.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $12,139 and $21,396, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,	Amortization Period
	2026	2025	(in Years)
Amortized intangible assets:
Patents	$361,284	$361,284	6 - 20
Proprietary technology	13,000	13,000	10
Tradename and brand	13,000	13,000	5 - 10

Total	387,284	387,284
Accumulated amortization	(338,085)	(330,069)

Intangible assets, net	49,199	57,215
Indefinite-lived intangible assets:
Trademarks	9,072	9,072

Total intangible assets	$58,271	$66,287

Amortization expense for the three months ended June 30, 2026 and 2025 was $4,008 and $7,929, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $8,016 and $15,858, respectively.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Amount

Remaining in 2026	$8,016
2027	16,032
2028	13,232
2029	4,239
2030	768
Thereafter	6,912

Total	$49,199

NOTE 6 - LEASES (DISCONTINUED OPERATIONS)

Rotmans leased equipment, a showroom, offices and warehouse facility. These leases expired at various dates through 2031 and had monthly base rents which ranged from $800 to $84,000. With the winding up of operations in 2023, Rotmans terminated its delivery leases and returned the right-of-use assets to the lessor. A settlement liability of $25,000 is owed to a third-party at June 30, 2026 and December 31, 2025.

There is one operating lease obligation remaining as of June 30, 2026, which is in arrears, totaling $219,201.

As of June 30, 2026, the Company does not have additional operating and finance leases that have not yet commenced.

NOTE 7 - NOTES PAYABLE AND LOAN FACILITY

Shareholder, Convertible and Contingently Convertible Notes Payable

The following table summarizes shareholder, convertible and contingently convertible notes payable:

	June 30,	December 31,
	2026	2025

Shareholder, convertible and contingently convertible notes	$19,500	$19,500
Accrued interest	12,714	11,934

	32,214	31,434
Less: current maturities	(32,214)	(31,434)

	$-	$-

Shareholder Convertible Notes Payable

During the year ended December 31, 2018, the Vystar issued shareholder contingently convertible notes payable, some of which were for contract work performed by other entities in lieu of compensation and expense reimbursement, totaling approximately $338,000. The notes are (i) unsecured, (ii) bear interest at an annual rate of five percent (5%) from date of issuance, and (iii) are convertible at Vystar’s option post April 19, 2018. The notes mature one year from issuance but may be extended one (1) additional year by Vystar. If converted, the notes plus accrued interest are convertible into shares of Vystar’s common stock at the prior twenty (20) day average closing price with a 50% discount. The notes matured in January 2020 and continue to accrue interest at an annual rate of eight percent (8%) in arrears until settlement. All of these notes except one were settled in April 2022. The remaining note of $19,500 is in default at June 30, 2026 and December 31, 2025.

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

Prior to conversion in January 2025, the Company recorded accrued interest of $1,844 for the six months ended June 30, 2025 on these notes.

Related Party Debt

The following table summarizes related party debt:

	June 30,	December 31,
	2026	2025

Rotman Family convertible notes	$840,922	$838,807
Rotman Family nonconvertible note	140,000	140,000
Accrued interest	152,756	110,130
Debt discount	-	(117,490)

	1,133,678	971,447
Less: current maturities	(1,133,678)	(971,447)

	$-	$-

Rotman Family Convertible Notes

On August 17, 2021, the Company issued a contingently convertible promissory note totaling $5,000 to Jamie Rotman. The note is unsecured and bears interest at an annual rate of five percent (5%) from date of issuance. The face amount of the note represents the amount due at maturity along with the accrued interest. The conversion of the note was dependent on the spin-off of RxAir. Since the spin-off did not occur, the Company will settle this note in 2026. The balance of the note payable including accrued interest to Jamie Rotman is approximately $7,000 and $6,000 at June 30, 2026 and December 31, 2025, respectively. The Company recorded accrued interest of $100 and $200 for the three and six months ended June 30, 2026 and 2025, respectively, on this note.

On December 31, 2025, the Company entered into a term convertible promissory note with Blue Oar. The Company may borrow amounts up to $1,000,000 at an interest rate of 12% per annum. Prior working capital advances and accrued interest totaling $847,265 were rolled into this note agreement. Monthly installment payments of principal and interest of $7,500 are payable beginning on January 1, 2026 with a balloon payment due on July 1, 2026. Blue Oar may elect to receive payments in Preferred Series C stock at a discounted rate of 50% of the market rate based on any two days within the prior twenty day’s closing price, no less than $.01 (the “Floor”). The note carries a $50,000 closing fee. In addition, the lender required there be no conversions of any class of preferred stock until the loan is paid in full. Based on the variable redemption feature, the Company recorded a derivative liability of $423,632 at December 31, 2025. The Company recorded accrued interest of $102,384 and $63,458 on this note at June 30, 2026 and December 31, 2025, respectively. The maturity date was extended for six months to January 1, 2027 at Blue Oar’s discretion.

The Company recorded interest of $27,907 and $54,456 for the three and six months ended June 30, 2026, respectively, on this note. The Company recorded interest of $21,000 and $41,993 for the three and six months ended June 30, 2025, respectively, on an earlier term convertible note with Blue Oar.

The following table summarizes the Rotman Family Convertible Notes:

			Carrying Amount
		Principal	June 30,	December 31,
	Issue Date	Amount	2026	2025
Jamie Rotman 5% note due August 2024	8/17/2021	$5,000	$6,664	$6,464
Blue Oar 12% note due January 2027	12/31/2025	835,922	938,306	897,265

		$840,922	944,970	903,729
Less: debt discount			-	(117,490)

			944,970	786,239
Less: current maturities			(944,970)	(786,239)

			$-	$-

Rotman Family Nonconvertible Note

In connection with the acquisition of 58% of Rotmans, Bernard Rotman was issued a related party note payable in the amount of $140,000. The note bears interest at an annual rate of five percent (5%) and matures four years from issuance. Payments of $2,917 per month were scheduled to begin six months from issuance until maturity in December 2023. The note is in default at June 30, 2026. The balance of the note payable including accrued interest to Bernard Rotman is approximately $189,000 and $185,000 at June 30, 2026 and December 31, 2025, respectively. Accrued interest for the three and six months ended June 30, 2026 and 2025 totaled $1,750 and $3,500, respectively.

The following table summarizes the Rotman Family Nonconvertible Note:

			Carrying Amount
		Principal	June 30,	December 31,
	Issue Date	Amount	2026	2025
Bernard Rotman 5% note due December 2023	7/18/2019	$140,000	$188,708	$185,208

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

The following table summarizes the derivative liabilities:

Fair Value of Embedded Derivative Liabilities:

Balance, December 31, 2025	$423,632

New activity during the period	45,521

Balance, June 30, 2026	$469,153

NOTE 9 - STOCKHOLDERS’ DEFICIT

Cumulative Convertible Preferred Stock

Series A Preferred Stock

On May 2, 2013, the Company began a private placement offering to sell up to 200,000 shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock. Under the terms of the offering, the Company offered to sell up to 200,000 shares of preferred stock at $10 per share for a value of $2,000,000. The preferred stock was convertible at a conversion price of $7.50 per common share at the option of the holder after a nine-month holding period. The conversion price was lowered to $5.00 per common share for those holders who invested an additional $25,000 or more in Vystar’s common stock in the aforementioned September 2014 Private Placement. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $10 per share. As of June 30, 2026 and December 31, 2025, the liquidation preference totals approximately $201,000 and $196,000, respectively.

As of June 30, 2026, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $114,000 and could be converted into 39,243 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2025, the 8,698 shares of outstanding preferred stock had undeclared dividends of approximately $109,000 and could be converted into 38,399 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Series B Preferred Stock

On April 11, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series B Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series B preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $7 per share. As of June 30, 2026 and December 31, 2025, the liquidation preference totals approximately $3,132,000 and $3,020,000, respectively.

As of June 30, 2026, the 321,083 shares of outstanding preferred stock had undeclared dividends of approximately $884,000 and could be converted into 4,474,050 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2025, the 321,083 shares of outstanding preferred stock had undeclared dividends of approximately $773,000 and could be converted into 4,314,828 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Series C Preferred Stock

On July 8, 2022, the Company amended its Articles of Incorporation to add the terms of a 10% Series C Cumulative Convertible Preferred Stock. Under the amendment, the number of shares authorized is 2,500,000. The preferred stock accumulates a 10% per annum dividend and is convertible into 1,000 shares of common stock at the option of the holder after a six-month holding period. The holders of Series C preferred stock have full voting rights as if converted and have a fully participating liquidation preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock shall be entitled to receive an amount equal to the dividends accumulated and unpaid thereon to the date of final distribution to such holders, whether or not declared, without interest, plus a sum equal to $2.61 per share. As of June 30, 2026 and December 31, 2025, the liquidation preference totals approximately $6,984,000 and $6,736,000, respectively.

As of June 30, 2026, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,978,000 and could be converted into 26,758,299 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full. Refer to Note 7 for more information.

As of December 31, 2025, the 1,917,973 shares of outstanding preferred stock had undeclared dividends of approximately $1,730,000 and could be converted into 25,807,195 shares of common stock, at the option of the holder, contingent upon payment of Blue Oar’s loan obligation in full.

Common Stock and Warrants

During the six months ended June 30, 2026, there were no common stock subscription agreements or warrants offered. Included in stock subscription payable are common stock shares earned through share-based compensation agreements with related parties. Please refer to Note 12.

Stock Subscription Payable

At June 30, 2026 and December 31, 2025, the Company recorded $3,649,496 and $3,124,684, respectively, of stock subscription payable related to common and preferred stock to be issued. The following summarizes the activity of stock subscription payable during the three and six months ended June 30, 2026:

	Related Party			Other			Total
		Common	Preferred B		Common	Preferred B		Common	Preferred B
	Amount	Shares	Shares	Amount	Shares	Shares	Amount	Shares	Shares

Balance, January 1, 2026	$2,566,036	196,800,039	-	$558,648	11,289,773	-	$3,124,684	208,089,812	-
Additions, net	183,386	2,924,038	-	40,000	-	1,750	223,386	2,924,038	1,750
Issuances, net	-	-	-	-	-	-	-	-	-

Balance, March 31, 2026	2,749,422	199,724,077	-	598,648	11,289,773	1,750	3,348,070	211,013,850	1,750

Additions, net	111,426	478,677	296	190,000	400,000	4,395	301,426	878,677	4,691
Issuances, net	-	-	-	-	-	-	-	-	-

Balance, June 30, 2026	$2,860,848	200,202,754	296	$788,648	11,689,773	6,145	$3,649,496	211,892,527	6,441

NOTE 10 - REVENUE

The following table presents our revenue disaggregated by each major product category and service for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
	Net Revenue	Net Revenue	Net Revenue	Net Revenue	Net Revenue	Net Revenue	Net Revenue	Net Revenue
Air Purification Units	$7,058	90.9	$11,308	97.4	$11,791	84.7	$22,708	93.6
Mattresses and Toppers	520	6.7	199	1.7	1,864	13.4	1,063	4.3
Royalties and other	189	2.4	108	0.9	259	1.9	501	2.1
	$7,767	100.0	$11,615	100.0	$13,914	100.0	$24,272	100.0

NOTE 11 - SHARE-BASED COMPENSATION

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

In total, the Company recorded $274,812 and $360,190 of share-based compensation for the six months ended June 30, 2026 and 2025, respectively, including shares to be issued related to consultants and board member stock options and common stock and warrants issued to non-employees. During the three months ended June 30, 2026 and 2025, the Company recorded share-based compensation of $91,426 and $164,143, respectively. Included in stock subscription payable is accrued share-based compensation of $2,677,223 and $2,402,411 at June 30, 2026 and December 31, 2025, respectively.

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

For the three and six months ended June 30, 2026 and 2025, there were no share-based compensation expense related to employee and Board Members’ stock options. There is no unrecognized compensation expense as of June 30, 2026 for non-vested share-based awards to be recognized over a period of less than one year.

Options

During 2004, the Board of Directors of Vystar adopted a stock option plan (the “Plan”) and authorized up to 40,000 shares to be issued under the Plan. In April 2009, Vystar’s Board of Directors authorized an increase in the number of shares to be issued under the Plan to 100,000 shares and to include the independent Board Members in the Plan in lieu of continuing the previous practice of granting warrants each quarter to independent Board Members for services. At June 30, 2026, there are 22,517 shares of common stock available for issuance under the Plan. In 2014, the Board of Directors adopted an additional stock option plan which provides for an additional 50,000 shares, which are all available as of June 30, 2026. In 2019, the Board of Directors adopted an additional stock option plan which provides for an additional 500,000 shares, which are all available as of June 30, 2026. The Plan is intended to permit stock options granted to employees to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan that are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options. Stock options are granted at an exercise price equal to the fair market value of Vystar’s common stock on the date of grant, typically vest over periods up to 4 years and are typically exercisable up to 10 years.

There were no options granted during the six months ended June 30, 2026 and 2025, respectively. Forfeitures are recognized as they occur.

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2025	20,000	$5.00	1.56

Granted	-	-	-

Exercised	-	-	-

Cancelled	-	-	-

Expired	(5,000)	5.00	-

Outstanding, June 30, 2026	15,000	$5.00	1.46

Exercisable, June 30, 2026	15,000	$5.00	1.46

As of June 30, 2026 and 2025, the aggregate intrinsic value of the Company’s outstanding options was minimal. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

Warrants are issued to third parties as payment for services, debt financing compensation and conversion and in conjunction with the issuance of common stock. The fair value of each common stock warrant issued for services is estimated on the date of grant using the Black-Scholes option pricing model.

The following table represents the Company’s warrant activity for the six months ended June 30, 2026:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Exercise	Contractual
	of Shares	Fair Value	Price	Life (Years)

Outstanding, December 31, 2025	3,456	-	$8.27	0.83

Granted	-	-	-	-

Exercised	-	-	-	-

Expired	(1,241)	-	6.54	-

Outstanding, June 30, 2026	2,215	-	$9.24	0.64

Exercisable, June 30, 2026	2,215	-	$9.24	0.64

NOTE 12 - RELATED PARTY TRANSACTIONS

Officers and Directors

Jamie Rotman

Jamie Rotman was appointed as President of the Company effective December 21, 2023. She is the daughter of the Company’s former CEO, Steven Rotman. On July 22, 2024, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Jamie Rotman, under which Ms. Rotman receives annual compensation equal to $180,000 payable in Series C Preferred Stock or common stock, either at Ms. Rotman’s discretion, discounted 50% over the then market price (and payable in cash at Ms. Rotman’s discretion), plus a signing bonus of $25,000 payable in shares of Series C Preferred Stock, vesting over 2024. The Employment Agreement was made retroactive to January 1, 2024. The Employment Agreement also provides for a 24-month severance payment upon termination without cause (as defined) and a 24 month change in control severance. A performance bonus of $5,000 was earned in the three months ended June 30, 2026 and will be paid in July 2026.

During the six months ended June 30, 2026 and 2025, the Company expensed approximately $196,000, related to this employment agreement. During the three months ended June 30, 2026 and 2025, the Company expensed approximately $96,000 and $89,000, respectively, related to this employment agreement. As of June 30, 2026 and December 31, 2025, the Company had a stock subscription payable balance of $930,139 and $738,684, respectively, or approximately 30,145,000 and 28,072,000 shares, respectively, of common stock to Ms. Rotman.

Previously, Jamie Rotman provided bookkeeping and management services to the Company through July 2019 through her entity, Designcenters.com (“Design”). In exchange for such services, the Company had entered into a consulting agreement with the related party entity. As of June 30, 2026, the Company had a stock subscription payable balance of $42,047, for approximately 8,500 shares related to this party for services incurred and expensed in 2019.

Related Party Advances

During the six months ended June 30, 2026, Ms. Rotman advanced the Company $6,500 for working capital and is owed $3,500 at June 30, 2026. Ms. Rotman advanced the Company $2,000 in 2025. The advances are due on demand.

Blue Oar Consulting, Inc.

This entity is owned by Gregory Rotman, who is the brother of the Company’s CEO, Jamie Rotman. Blue Oar provides business consulting services to the Company. In exchange for such services, the Company has entered into a consulting agreement with the related party entity.

Per the consulting agreement, Blue Oar is to be paid $15,000 per month in cash for expenses, and $12,500 per month to be paid in shares based on a 20-day average at a 50% discount to market. The Company and Blue Oar mutually agreed to temporarily suspend the monthly payment for expenses beginning in January 2025. In addition, beginning in April 2026, it was mutually agreed the entire consulting agreement would be suspended. During the six months ended June 30, 2026 and 2025, the Company expensed approximately $83,000 and $164,000, respectively, related to the consulting agreement. During the three months ended June 30, 2025, the Company expensed approximately $75,000 related to the consulting agreement. As of June 30, 2026 and December 31, 2025, the Company had a stock subscription payable balance of $1,182,930 and $1,099,573, respectively, or approximately 110,697,000 and 109,368,000 shares, respectively, to be issued in the future to this entity. In addition, the Company has a liability of $405,000 for consulting expenses in accounts payable.

Bryan Stone

In May of 2019, the Company acquired the assets of Fluid Energy Conversion Inc. (“FEC”). FEC was owned by Dr. Bryan Stone, one of the Company’s directors. The assets consist of a patent on the Hughes Reactor, which has the ability to control, enhance and focus energy in flowing liquids and gases.

In addition, Dr. Stone receives a $25 per unit commission for RxAir units sold to a specific customer. Commissions earned during the three and six months ended June 30, 2026 were $222. There were no commissions earned during the six months ended June 30, 2025. A payment of $124 was made in March 2026 for previously accrued commissions.

Former Officer and Director

Steven Rotman

As of June 30, 2026, the Company had a stock subscription payable balance of $427,933, or approximately 59,256,000 shares to be issued in the future and $243,155 of reimbursable expenses payable and $81,482 of unpaid salary related to this party.

The Board of Directors authorized their board fees for 2021 be paid in common stock of the Company. Included in stock subscription payable at June 30, 2026 is 100,000 shares valued at $291,000, of which 20,000 shares valued at $58,200 is included in Steven Rotman’s balance above.

Related Party Advances

There were no advances or expenses paid during the six months ended June 30, 2026. As of June 30, 2026, $77,460 and $61,986 is due Steve Rotman from Vystar and Rotmans, respectively. The advances are due on demand as repayment terms have not yet been finalized.

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

During the three and six months ended June 30, 2026, the Company entered into various service agreements with consultants for financial reporting, advisory, and compliance services.

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

The Company is currently pursuing all available legal remedies to recover the outstanding balance and accrued interest, including the issuance of subpoenas.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are defined as a customer or vendor from which the Company derives at least 10% of its revenue and cost of revenue, respectively.

During the six months ended June 30, 2026 and 2025, the Company made approximately 33% and 16%, respectively, of its sales to one customer. During the three months ended June 30, 2026 and 2025, the Company made approximately 53% and 25%, respectively, of its sales to one customer., Included accounts receivable is $4,143 and $1,520 at June 30, 2026 and 2025, respectively, from the major customer. There were no major vendors during the three and six months ended June 30, 2026 and 2025.

NOTE 15 - INCOME TAXES

The Company adopted ASU 2023-09 to enhance the income taxes disclosures. A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%

Loss before income taxes	$(225,029)		$(426,468)		$(589,808)		$(964,750)
U.S. Federal Statutory Tax Rate	(47,256)	21.0%	(89,559)	21.0%	(123,860)	21.0%	(202,598)	21.0%
Current State Income Taxes, Net of Federal Income Tax Effect	(4,009)	1.8%	(9,818)	2.3%	(13,448)	2.3%	(36,897)	3.8%

Nontaxable or nondeductible Items
Derivative debt discount	21,896	-9.7%	26,072	-6.1%	34,232	-5.8%	43,746	-4.5%

Other Adjustments
Share-based compensation	19,200	-8.5%	34,470	-8.1%	57,711	-9.8%	75,640	-7.8%
Interest accrued to cash basis taxpayers	3,069	-1.3%	8,452	-2.0%	9,115	-1.4%	(3,264)	0.3%
Amortization and depreciation	(6,802)	3.0%	(4,962)	1.2%	(11,659)	2.0%	(9,924)	1.0%
Change in reserves	(630)	0.3%	(210)	0.0%	(840)	0.1%	(420)	0.0%

Change in Valuation Allowance	14,532	-6.5%	35,555	-8.3%	48,749	-8.3%	133,717	-13.9%

Total Income Tax Provision	-	0.0%	-	0.0%	-	0.0%	-	0.0%

The Company’s deferred tax assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025

Net operating loss carryforwards (Federal)	$8,250,000	$8,200,000

Less valuation allowance	(8,250,000)	(8,200,000)

Deferred tax assets	$-	$-

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

For federal income tax purposes, the Company has a net operating loss carryforward of approximately $39,300,000 as of June 30, 2026, of which approximately $16,900,000 expires beginning in 2026 and $22,400,000 which can be carried forward indefinitely. For state income tax purposes, the Company has a net operating loss carryforward of approximately $17,000,000 and $22,100,000 as of June 30, 2026 in Georgia and Massachusetts, respectively, which expires beginning in 2038.

Pursuant to Internal Revenue Code Section 382, the future realization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The change in valuation allowance is as follows:

	June 30,	December 31,
	2026	2025

Valuation allowance - beginning of period	$8,200,000	$8,100,000

Additions charged to income tax benefit	50,000	100,000

Valuation allowance - end of period	$8,250,000	$8,200,000

NOTE 16 - DISCONTINUED OPERATIONS

Rotmans closed its showroom on December 14, 2022. All activities related to the winding down of operations are reported as discontinued operations. For the three and six months ended June 30, 2026 and 2025, loss from discontinued operations consisted of minimum taxes of $456. The assets and liabilities have been reported in the condensed consolidated balance sheets as assets and liabilities of discontinued operations.

Details of the balance sheet items for discontinued operations are as follows:

	June 30,	December 31,
	2026	2025

Current assets:
Cash	$4,754	$5,210
Prepaid expenses and other	391	391

Total current assets	$5,145	$5,601

Current liabilities:
Accounts payable	$249,676	$249,676
Related party advances	61,986	61,986
Operating lease liabilities - current maturities	219,201	219,201

Total current liabilities	$530,863	$530,863

NOTE 17 - SUBSEQUENT EVENTS

The Company received $50,625 in July for a Preferred Series B stock subscription issuance of 750 shares.

By agreements executed on August 4, 2026, Vystar Corporation has entered into a joint venture (the “Joint Venture”) with Capital Realm, Inc. to acquire a 50% interest each in r3alm, Inc., a compliance-focused AI and Web3 financial ecosystem designed to bridge traditional finance and decentralized technologies. Under the transaction, R3alm received 8,371 shares of Vystar Series B preferred stock, convertible into 8,371,000 shares of common stock fully vested upon proof of intellectual property concept. The parties intend to jointly manage and further develop the project.

Capital R3alm has spent a decade building a 22 module platform and is being developed as a compliance-oriented financial technology ecosystem intended to bridge traditional finance and decentralized infrastructure. The platform is designed to span capital formation, tokenized assets, governance, trading infrastructure, treasury systems, investor access, identity, analytics, crowdfunding capabilities, and an AI-powered financial intelligence layer. R3EQ is planned as the ecosystem’s equity-linked digital ownership-layer token.

The R3alm ecosystem currently includes 22 planned modules spanning digital capital formation, tokenized real-world assets, digital securities infrastructure, governance systems, trading and liquidity tools, treasury capabilities, identity and wallet functions, collectibles infrastructure, analytics, and AI-powered financial intelligence. The platform is intended to support secure, transparent, and scalable financial products designed to expand investor access and support long-term market innovation.

The R3alm platform is intended to support multiple interconnected business lines, including digital capital formation, tokenized asset infrastructure, ecosystem governance, investor tools, treasury systems, and related applications for both business-to-business (B2B) and business-to-consumer (B2C) markets, serving investors, issuers, developers, enterprises, and end users operating in emerging digital financial markets. A key component of the ecosystem is R3EQ, the planned equity-linked digital share token associated with R3alm

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 with the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	CONSOLIDATED

Revenue	$7,767	$11,615	$(3,848)	-33.1%

Cost of revenue	479	5,233	(4,754)	-90.8%

Gross profit	7,288	6,382	906	14.2%

Operating expenses:
Salaries and commissions	5,721	-	5,721	100.0%
Share-based compensation	91,426	164,143	(72,717)	-44.3%
Professional fees	45,875	52,774	(6,899)	-13.1%
Advertising	1,050	700	350	50.0%
Rent	11,452	10,248	1,204	11.7%
Service charges	195	1,054	(859)	-81.5%
Depreciation and amortization	5,449	18,627	(13,178)	-70.7%
Other operating	13,007	26,238	(13,231)	-50.4%

Total operating expenses	174,175	273,784	(99,609)	-36.4%

Loss from operations	(166,887)	(267,402)	100,515	-37.6%

Other expense:
Interest expense	(134,867)	(159,066)	24,199	-15.2%
Gain on settlement of debt	76,725	-	76,725	100.0%

Total other expense, net	(58,142)	(159,066)	100,924	-63.4%

Net loss from continuing operations	(225,029)	(426,468)	201,439	-47.2%

Discontinued operations:
Loss from operations	(456)	(456)	-	0.0%

Net loss	(225,485)	(426,924)	201,439	-47.2%

Net loss attributable to noncontrolling interest	192	192	-	0.0%

Net loss attributable to Vystar	$(225,293)	$(426,732)	$201,439	-47.2%

Revenue

Revenue for the three months ended June 30, 2026 and 2025 were $7,767 and $11,615, respectively, for a decrease of $3,848 or 33.1%. The decrease in revenues was due in part to reduced channel sales. The Company will continue to review its pricing and sales strategies in the third quarter of 2026.

The Company reported gross profit of $7,288 for the three-month period ended June 30, 2026 compared to gross profit of $6,382 for the three-month period ended June 30, 2025, an increase of $906 or 14.2%.

Cost of revenue for the three months ended June 30, 2026 and 2025 was $479 and $5,233, respectively, a decrease of $4,754 or 90.8%. The decrease is primarily due to reduced channel costs and the reduction of the inventory reserve of $4,000.

Operating Expenses

The Company’s operating expenses consist primarily of share-based compensation and other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as rent and other operating expenses. The Company’s operating expenses were $174,175 and $273,784 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $99,609 or 36.4%. The net decrease was largely attributable to the decrease of share-based compensation of approximately $73,000. The Company’s agreement with Blue Oar was temporarily suspended in April 2026.

Other Expense

Other expense for the three months ended June 30, 2026 and 2025 was $58,142 and $159,066, respectively, a decrease of $100,924 or 63.4%. The decrease was due to reduced amortization of debt discount on related party debt in 2026 and the nonrecurring gain on settlement of debt of $76,725 in 2026.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2026 and 2025 was $456. The loss represents the minimum taxes for the inactive corporation.

Net Loss

Net loss was $225,485 and $426,924 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $201,439 or 47.2%. The overall decrease is attributable to reduced operating expenses and other expenses.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2026 with the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	CONSOLIDATED

Revenue	$13,914	$24,272	$(10,358)	-42.7%

Cost of revenue	2,354	13,583	(11,229)	-82.7%

Gross profit	11,560	10,689	871	8.1%

Operating expenses:
Salaries and commissions	5,721	-	5,721	100.0%
Share-based compensation	274,812	360,190	(85,378)	-23.7%
Professional fees	104,409	152,425	(48,016)	-31.5%
Advertising	2,450	1,567	883	56.3%
Rent	22,846	20,970	1,876	8.9%
Service charges	967	2,223	(1,256)	-56.5%
Depreciation and amortization	20,155	37,254	(17,099)	-45.9%
Other operating	23,937	41,432	(17,495)	-42.2%

Total operating expenses	455,297	616,061	(160,764)	-26.1%

Loss from operations	(443,737)	(605,372)	161,635	-26.7%

Other expense:
Interest expense	(222,796)	(279,532)	56,736	-20.3%
Gain (loss) on settlement of debt, net	76,725	(79,846)	156,571	-196.1%

Total other expense, net	(146,071)	(359,378)	213,307	-59.4%

Net loss from continuing operations	(589,808)	(964,750)	374,942	-38.9%

Discontinued operations:
Loss from operations	(456)	(456)	-	0.0%

Net loss	(590,264)	(965,206)	374,942	-38.8%

Net loss attributable to noncontrolling interest	192	192	-	0.0%

Net loss attributable to Vystar	$(590,072)	$(965,014)	$374,942	-38.9%

Revenue

Revenue for the six months ended June 30, 2026 and 2025 were $13,914 and $24,272, respectively, for a decrease of $10,358 or 42.7%. The decrease in revenues was due in part to reduced channel sales. The Company will continue to review its pricing and sales strategies in the third quarter of 2026.

The Company reported gross profit of $11,560 for the six-month period ended June 30, 2026 compared to gross profit of $10,689 for the six-month period ended June 30, 2025, an increase of $871 or 8.1%. The increase in gross profit is due to decreased channel costs.

The cost of revenue for the six months ended June 30, 2026 and 2025 was $2,354 and $13,583, respectively, a decrease of $11,229 or 82.7%.

Operating Expenses

The Company’s operating expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as consulting, advertising and other operating expenses. The Company’s operating expenses were $455,297 and $616,061 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $160,764 or 26.1%. The net decrease was attributable to the temporary suspension of share-based compensation to Blue Oar in April, decreased professional fees of $48,016, decreased depreciation and amortization of $17,099, and other operating expenses of $17,495.

Other Expense

Other expense for the six months ended June 30, 2026 and 2025 was $146,071 and $359,378, respectively, a decrease of $213,307 or 59.4%. The decrease was primarily attributable to a gain on settlement of a vendor liability of $76,725 in 2026 compared to a net loss on settlements of $79,846 in 2025.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2026 and 2025 was $456.

Net Loss

Net loss was $590,264 and $965,206 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $374,942 or 38.8%. The overall decrease is attributable to reduced operating expenses and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, we have incurred significant losses and experienced negative cash flow since inception. At June 30, 2026, the Company had cash of $109,845 and a deficit in working capital of approximately $7.2 million. Further, at June 30, 2026, the accumulated deficit amounted to approximately $62 million. We use working capital to finance our ongoing operations, and since those operations do not currently cover all of our operating costs, managing working capital is essential to our Company’s future success. Because of this history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

Net cash used in operating activities was $132,095 for the six months ended June 30, 2026 as compared to net cash used in operating activities of $140,736 for the six months ended June 30, 2025. During the six months ended June 30, 2026, cash used in operations was primarily due to the net loss offset non-cash related add-backs of share-based compensation expense, depreciation, and amortization.

There were no cash flows provided by investing activities for the six months ended June 30, 2026 and 2025.

Net cash provided by financing activities was $237,030 during the six months ended June 30, 2026, as compared to net cash provided by financing activities of $154,679 during the six months ended June 30, 2025. During the six months ended June 30, 2026, cash was provided by advances from stock subscription payable of $250,000 and proceeds from related party advances of $6,500. Cash was used in the repayment of related party debt of $14,470 and repayment of related party advances of $5,000. During the six months ended June 30, 2025, cash was provided by advances from stock subscription payable of $205,000 and used in the repayment of related party term debt of $41,527 and repayment of related party advances of $8,794.

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

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Although the Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared, certain material weaknesses occurred during the period ended June 30, 2026 and subsequent to period end. The Certifying Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the “Rules”) under the Securities Exchange Act of 1934 (or “Exchange Act”) as of the end of the period covered by this Quarterly Report and is working on improving controls with an outside CPA firm and internal resources.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2026, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2026. Such conclusion was reached based on the following material weaknesses noted by management:

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

During the three months ended June 30, 2026, the Company received stock subscriptions totaling $200,000 for 4,691 shares of its preferred stock series B stock and $10,000 for 400,000 shares of its common stock to be issued in 2026. The proceeds were used to assist the Company with working capital needs.

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

VYSTAR CORPORATION

Date: August 13, 2026	By:	/s/ Jamie Rotman
Jamie Rotman
President, Chief Executive Officer, Chief Financial Officer and Director

